Form 10QSB
period 1999-06-30
DIVERSIFIED MARKETING SERVICES INC
filed 1999-08-13
CIK 29233

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 1999
                         Commission File Number 0-30104

                      DIVERSIFIED MARKETING SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                   88-0350120
    ------------------------            -----------------------------------
    (State of Incorporation)            (I.R.S. Employer Identification No.)

               902 EAST 18TH STREET, NATIONAL CITY, CA 91950-4739
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (619) 699-1738
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 1999, the registrant had 11,250,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      DIVERSIFIED MARKETING SERVICES, LTD.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                              JUNE 30,                   JUNE 30,
                                                1999                       1998
                                              --------                   --------
                                     ASSETS
CURRENT ASSETS
     CASH ON HAND                               1,393                      4,800

TOTAL CURRENT ASSETS                            1,393                      4,800

FIXED ASSETS                                        0                          0

OTHER ASSETS
     ORGANIZATION COSTS                             0                          0

     LESS AMORTIZATION                              0                          0
                                               ------                      -----
TOTAL OTHER ASSETS                                  0                          0
                                               ------                      -----
TOTAL ASSETS                                    1,393                      4,800
                                               ======                      =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

TOTAL CURRENT LIABILITIES                           0                          0

TOTAL LONG TERM LIABILITIES                         0                          0

                                               ------                      -----
TOTAL LIABILITIES                                   0                          0

STOCKHOLDERS' EQUITY

     COMMON STOCK -- $.001 PAR.                11,250                        250
     50,000,000 SHARES AUTHORIZED,
     11,250,000 ISSUED

     ADDITIONAL PAID IN CAPITAL                -6,248                      4,752

     BEGINNING RETAINED EARNINGS                 -202                       -202
     NET INCOME (LOSS)                         -3,407                          0

     ENDING RETAINED EARNINGS                  -3,609                       -202
                                               ------                      -----
TOTAL STOCKHOLDERS' EQUITY                      1,393                      4,800

TOTAL LIAB & STOCKHOLDERS' EQUITY               1,393                      4,800
                                               ======                      =====


                        SEE NOTES TO FINANCIAL STATEMENTS

                      DIVERSIFIED MARKETING SERVICES, LTD.
                          (a Development Stage Company)
                                INCOME STATEMENTS
                            FOR THE SIX MONTHS ENDED
                                    UNAUDITED

                                            JUNE 30,                     JUNE 30,
                                              1999                        1998
                                           ----------                   --------
REVENUE


     SALES                                          0                          0
                                           ----------                    -------

TOTAL REVENUE                                       0                          0

DIRECT COSTS                                        0                          0
                                           ----------                    -------

GROSS PROFIT                                        0                          0

OPERATING EXPENSES

     GENERAL & ADMINISTRATIVE                     152                          0
     LICENSES & FEES                              905
     ACCOUNTING & AUDIT FEES                    2,350

                                           ----------                    -------
INCOME (LOSS) FROM OPERATIONS                  -3,407                          0

OTHER INCOME & EXPENSE
TOTAL OTHER INCOME & EXPENSE                        0                          0

INCOME (LOSS) BEFORE TAXES                     -3,407                          0

PROVISION FOR TAXES                                 0                          0

                                           ----------                    -------
NET LOSS                                       -3,407                          0
                                           ==========                    =======

NET LOSS PER SHARE                             0.0003                          0

WEIGHTED AVERAGE NUMBER OF COMMON          11,250,000                    250,000
SHARES OUTSTANDING


                        SEE NOTES TO FINANCIAL STATEMENTS

                      DIVERSIFIED MARKETING SERVICES, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                    UNAUDITED

                                              JUNE 30,                   JUNE 30,
                                                1999                       1998
                                              --------                   --------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                           -3,407                          0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                     0                          0

   CHANGES IN ASSETS AND
   LIABILITIES                                      0                          0

                                               ------                      -----
NET CASH FLOWS FROM OPERATING ACTIVITIES       -3,407                          0


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                               0                          0

                                               ------                      -----
NET CASH FLOWS FROM INVESTING ACTIVITIES            0                          0



CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                   0                          0

                                               ------                      -----
NET CASH FLOWS FROM FINANCING ACTIVITIES            0                          0


NET INCREASE (DECREASE) IN CASH                -3,407                          0

CASH AT BEGINNING OF PERIOD                     4,800                      4,800
                                               ------                      -----

CASH AT END OF PERIOD                           1,393                      4,800


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 1999 and 1998, and the results of operations for the six months ended June 30, 1999 and 1998, and the changes in cash for the six months ended June 30, 1999 and 1998.


2.   INTERIM REPORTING

The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.


3.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Nevada on December 12, 1995. The Company is a development stage company and has not conducted any business activities to date.


4.   Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


5.   Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 1999.

6.   Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


PART 1 FINANCIAL INFORMATION

ITEM 2 Management's Plan of Operations

The Company's current cash balance is $1,393. Management believes the current cash balance is sufficient to fund the current minimum level of operations through December 1999, however, in order to advance the Company's business plan the Company must raise capital through the sale of equity securities. To date, the Company has sold $4,800 in equity securities and used approximately $2,800 for professional services, $455 for licenses and fees, and $152 for office supplies and postage. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

During the next twelve months, Management's business plan is for the Company to take the following steps to offer its third party motor vehicle title and registration services in California: raise capital of $700,000 to $800,000 through the sale of equity securities via a private placement during months one through twelve, open four offices in San Diego County with a budget of $80,000 for purchase of fixed assets, $120,000 for salaries, and $180,000 for advertising and other operating expenses during months seven through nine, and open four offices in Los Angeles County during months ten through twelve with a budget of $80,000 for purchase of fixed assets, $96,000 for salaries, and $152,000 for advertising and other operating expenses. Management has not taken any concrete steps to implement its business plan pending the Company's capital funding through the sale of equity securities. After raising capital, Management intends to utilize its experience in operating third party motor vehicle title and registration offices to implement its business plan, hire staff personnel through personal contacts, rent commercial space in San Diego and Los Angeles Counties, purchase furniture and equipment, and begin operations. The Company intends to use its equity capital to fund the Company's business plan as cash flow from sales is estimated to begin within thirty days after the Company opens each business office in months seven through twelve. The Company will face considerable risk in each of its business plan steps, such as difficulty of renting adequate office facilities within its budget, difficulty of hiring competent personnel within its budget, difficulty in completing necessary personnel training within time limits, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company would be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. The Company plans to purchase approximately $160,000 in furniture, computers and software during the next twelve months from proceeds of its equity security sales. The Company's business plan provides for an increase of thirty two employees during the next twelve months.


PART II OTHER INFORMATION

ITEM 1 Not applicable.

ITEMS 2-4 Not applicable

ITEM 5 Information required in lieu of Form 8-K: None

ITEM 6 Exhibits and Reports on 8-K:

     a)   Exhibit # 27.1, "Financial Data Schedule"

     b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Diversified Marketing Services, Inc.



     Dated: July 16, 1999               /s/ FERNANDO CARRANZA
                                        ----------------------------------------
                                        Fernando Carranza
                                        President and Chief Executive Officer