Form 10QSB
period 1999-09-30
DIVERSIFIED MARKETING SERVICES INC
filed 1999-10-22
CIK 29233

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 1999
                         Commission File Number 0-30104

                      DIVERSIFIED MARKETING SERVICES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NEVADA                                           88-0350120
------------------------                    ------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of September 30, 1999, the registrant had 11,250,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      DIVERSIFIED MARKETING SERVICES, LTD.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                                      SEPTEMBER 30     SEPTEMBER 30
                                                          1999             1998
                                     ASSETS

CURRENT ASSETS
     CASH ON HAND                                          327             4,800

TOTAL CURRENT ASSETS                                       327             4,800

FIXED ASSETS                                                 0                 0

OTHER ASSETS
     ORGANIZATION COSTS                                      0                 0
     LESS AMORTIZATION                                       0                 0
                                                        ------            ------

TOTAL OTHER ASSETS                                           0                 0

                                                        ------            ------
TOTAL ASSETS                                               327             4,800
                                                        ======            ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

TOTAL CURRENT LIABILITIES                                    0                 0

TOTAL LONG TERM LIABILITIES                                  0                 0

                                                        ------            ------
TOTAL LIABILITIES                                            0                 0

STOCKHOLDERS' EQUITY

     COMMON STOCK -- $.001 PAR                          11,250               250
     50,000,000 SHARES AUTHORIZED,
     11,250,000 ISSUED

     ADDITIONAL PAID IN CAPITAL                         -6,248             4,752

     BEGINNING RETAINED EARNINGS                          -202              -202
     NET INCOME (LOSS)                                  -4,473                 0

     ENDING RETAINED EARNINGS                           -4,675              -202

                                                        ------            ------
TOTAL STOCKHOLDERS' EQUITY                                 327             4,800

TOTAL LIAB & STOCKHOLDERS' EQUITY                          327             4,800
                                                        ======            ======

                        SEE NOTES TO FINANCIAL STATEMENTS

                      DIVERSIFIED MARKETING SERVICES, LTD.
                          (a Development Stage Company)
                                INCOME STATEMENTS
                            FOR THE NINE MONTHS ENDED
                                    UNAUDITED

                                                     SEPTEMBER 30       SEPTEMBER 30
                                                         1999               1998
REVENUE

     SALES                                                 0                   0
                                                      ------              ------


TOTAL REVENUE                                              0                   0

DIRECT COSTS                                               0                   0

                                                      ------              ------
GROSS PROFIT                                               0                   0

OPERATING EXPENSES

     GENERAL & ADMINISTRATIVE                            584                   0
     LICENSES & FEES                                     561
     ACCOUNTING & AUDIT FEES                           3,328

                                                      ------              ------
INCOME (LOSS) FROM OPERATIONS                         -4,473                   0

OTHER INCOME & EXPENSE


TOTAL OTHER INCOME & EXPENSE                               0                   0

INCOME (LOSS) BEFORE TAXES                            -4,473                   0

PROVISION FOR TAXES                                        0                   0

                                                      ------              ------
NET LOSS                                              -4,473                   0
                                                      ======              ======

NET LOSS PER SHARE                                    0.0004                   0

WEIGHTED AVERAGE NUMBER OF COMMON                 11,250,000             250,000
SHARES OUTSTANDING

                        SEE NOTES TO FINANCIAL STATEMENTS

                      DIVERSIFIED MARKETING SERVICES, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                    UNAUDITED

                                                           SEPT 30        SEPT 30
                                                             1999           1998
                                                           -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                        -4,473             0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                                 0              0

   CHANGES IN ASSETS AND
   LIABILITIES                                                  0              0
                                                           -------        ------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    -4,473             0


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                           0              0

                                                           -------        ------
NET CASH FLOWS FROM INVESTING ACTIVITIES                        0              0


CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                               0              0

                                                           -------        ------
NET CASH FLOWS FROM FINANCING ACTIVITIES                        0              0


NET INCREASE (DECREASE) IN CASH                             -4,473             0

CASH AT BEGINNING OF PERIOD                                  4,800         4,800
                                                           -------        ------

CASH AT END OF PERIOD                                          327         4,800

                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 1999 and 1998, and the results of operations for the nine months ended September 30, 1999 and 1998, and the changes in cash for the nine months ended September 30, 1999 and 1998.


2.   INTERIM REPORTING

The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.


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


5.   Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 1999.

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


PART 1 FINANCIAL INFORMATION

ITEM 2: Management's Plan of Operations

The Company's current cash balance is $327. Management believes the current cash balance is sufficient to fund the current minimum level of operations through December 1999, however, in order to advance the Company's business plan the Company must raise capital through the sale of equity securities. To date, the Company has sold $4,800 in equity securities and used approximately $3,328 for professional services, $561 for licenses and fees, and $584 for office supplies and postage. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The Company intends to take the following steps over the first twelve months of the business plan in order to make its services available in the Western market: raise capital of $700,000 to $800,000 through the sale of equity securities via a private placement during months one through six, seek listing on the OTC Electronic Bulletin Board, open four offices in San Diego County with a budget of $80,000 for purchase of fixed assets, $120,000 for salaries, and $180,000 for advertising and other operating expenses during months seven through nine, and open four offices in Los Angeles County during months ten through twelve with a budget of $80,000 for purchase of fixed assets, $96,000 for salaries, and $152,000 for advertising and other operating expenses. Management has not taken any concrete steps to implement its business plan pending the Company's capital funding through the sale of equity securities. After raising capital, Management intends to utilize its experience in operating third party motor vehicle title and registration offices to implement its business plan, hire staff personnel through personal contacts, rent commercial space in San Diego and Los Angeles Counties, purchase furniture and equipment, and begin operations. The Company intends to use its equity capital to fund the Company's business plan as cash flow from sales is estimated to begin within thirty days after the Company opens each business office in months seven through twelve. The Company will face considerable risk in each of its business plan steps, such as difficulty of renting adequate office facilities within its budget, difficulty of hiring competent personnel within its budget, difficulty in completing necessary personnel training within time limits, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company would be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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


PART II OTHER INFORMATION

ITEM 1     Not applicable.

ITEMS 2-4  Not applicable

ITEM 5     Information required in lieu of Form 8-K:  None

ITEM 6     Exhibits and Reports on 8-K:

           a)   Exhibit #27.1, "Financial Data Schedule"

           b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Diversified Marketing Services, Inc.



     Dated: October 21, 1999            /s/ FERNANDO CARRANZA
                                        ----------------------------------------
                                        Fernando Carranza
                                        President and Chief Executive Officer