Form 10KSB40
period 1999-12-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2000-04-14
CIK 29233

------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from _____________ to _____________ Commission file number 0-25963

                      INFORETECH WIRELESS TECHNOLOGY INC.

             (Exact name of registrant as specified in its charter)

            Nevada                                      88-0350120
(State of other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

          Suite 214, 5500 - 152nd Street
          Surrey, British Columbia                       V35-8E7
          (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  604-576-7442

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Equity Voting Stock, par value $.001 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 1999 were [$0].

The aggregate market value of the Class A Common Equity Voting Stock held by non-affiliates of the registrant as of March 31, 2000 amounted to approximately $94.41 million.

Registrant had 10,889,522 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of March 31, 2000.

Documents Incorporated by Reference (to the extent indicated herein):  None.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ----

                                    PART I.

                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

          The Company is a development stage technology company which has created a pace-of-play information system, inFOREmer 2000, for golf courses.
The inFOREmer 2000 system uses data from global positioning satellites (GPS), managed and communicated through a variety of advanced technologies, to provide, among other things, pace-of-play information to golf course managers and "game and shot management" to golfers. The Company believes that the inFOREmer 2000 is the only GPS information system which is completely portable, as opposed to being mounted on a golf cart, and that this will provide a competitive advantage. The Company intends to install the inFOREmer 2000 system in three to four North American golf courses on a test basis by the fall of 2000 to enable it to attempt to fine tune and balance the various components. The Company's objective is to have the system ready for commercial distribution by the fourth quarter of 2000.

          In the future, the Company hopes to generate revenues from the sale or lease of the inFOREmer 2000 system and from advertising fees associated with the transmission of advertising messages to golfers over the inFOREmer 2000 system. However, at present the Company is a development stage company with no revenues and an expectation of significant losses for the foreseeable future. The Company is subject to all of the many risks inherent in starting a new business in a new and rapidly evolving industry.

Industry

          As one of the oldest organized sports in the world, golf is enjoyed by over 30 million Americans. The game's ongoing vitality is evidenced by its ability to attract participants from all demographic strata and skill groups. The game has been transformed from a sport enjoyed by a few, to a sport enjoyed by a broad cross-section of society. According to the National Golf Foundation's 1999 publication "A Strategic Perspective on the Future of Golf," prepared
                  ---------------------------------------------
collaboratively by the National Golf Foundation and the international management consulting firm, McKinsey & Company, golf has enjoyed explosive growth over the last 50 years. Over the more recent past, there has also been a strong growth in golf course investment.

          The number of United States golfers has grown from 3.5 million in 1950 to over 30 million today, making it one of the most widely enjoyed leisure pastimes. In 1950, nearly two out of three golf courses were restricted to members and their guests. Today, that ratio has reversed, and public access golf courses now represent over 70% of all golf facilities in the United States.

          According to the National Golf Foundation, North American golfers play more than 600 million rounds of golf annually on over 18,000 golf courses in America.

          The Company believes that golf is a high growth activity whose popularity coincides with the affluence of the baby boomer generation, which is turning to golf as a healthy leisure activity. The National Golf Foundation believes that over 2,000 new golf courses are being planned or are under construction in North America. Golf also enjoys significant popularity outside of North America. Over 50 million golfers play on more than 37,000 courses worldwide.

Products

Traditional Attributes of Golf Which Create an Opportunity for GPS Systems Such
-------------------------------------------------------------------------------
As inFOREmer 2000
-----------------

          The Company believes that pace-of-play is a major concern for golf course owners and managers, as it directly impacts on both revenue potential and bottom line results of golf facilities. Research on golf course operations undertaken by the National Golf Foundation appears to support the Company's view of the pace-of-play issue. Simply stated, pace-of-play is shorthand for the speed by which golf twosomes or foursomes move through the golf course. Because a foursome cannot proceed to the next hole until the foursome in front of them has completed the hole, one slow foursome can slow down an entire golf course. This reduces the number of paying golfers that can work through the course, and frustrates the vast majority of golfers that wish to play through the course in a timely fashion.

          A major cause of slow foursomes is the time that players take attempting to eyeball the distance to the flag stick or using course markers to determine same. Players regularly consult their partners, or walk part way to the flag stick to locate markers, or to otherwise better judge distance, in order to select a suitable club. The result is slow play, reduction in paying golfers working through the course and reduction in golfers' enjoyment and loyalty which in turn reduces golfer participation at facilities. All of these result in reduced revenues.

          The traditional system of course marshals moving players through a course is of limited effectiveness, as it is not always immediately apparent where the slow foursome is located, it is time-consuming for the marshal to travel from point to point, and the marshal can only be in one place at a time.

Technical Description of inFOREmer 2000
---------------------------------------

          The inFOREmer 2000 is a comprehensive data network having the ability to collect data from the global positioning satellites (GPS) and transfer data between a central computer and a variety of peripherals including base station, repeater, mobile handsets and charging cradles. The method of data communication is unique to the inFOREmer 2000 system and is achieved through a combination of wireless radio and infra red (IR) technologies, as well as hard wired phone and fiber optic cables all managed by internet protocols. Wireless radio is used to communicate with the handsets while in operation on the golf course; IR links fiber optic cabling and a dedicated internet connection is used to communicate with the handsets while being recharged on the charging cradles.

          Transmission Control Protocol/Internet Protocol (TCP/IP) is the communication protocol used by the pace-of-play system to ensure reliability and maximum system availability. TCP/IP provides virtually unlimited expandability and unparalleled reliability and flexibility to meet future technological enhancements thereby offering a continually advanced, unique and competitive pace-of-play system. The TCP/IP protocol facilitates remote updating of Clubhouse Computer and handset software via the internet. Every inFOREmer 2000 system in operation will be updated with the latest software version in a transparent and trouble free manner for the golf course management and users.

          User golf courses will have a custom version of the proprietary software with maps and information relating to that specific golf course. The maps are created from digitized, image enhanced aerial photographs.

          The core technical features of the system are the ability to communicate with all the handsets in the field on a regular basis, and provide an accurate positioning reading at the handset that allows the golfer to read distances on the golf course. This is done through the use of a GPS device within the handset, working in unison with a radio link that provides error correction information from the clubhouse computer. This technology is known as Differential GPS ("DGPS").

Benefits of the inFOREmer 2000 GPS System
-----------------------------------------

     Benefits to Golf Course Owners and Management
     ---------------------------------------------

          The Company believes that the inFOREmer 2000 system will be a valuable tool for managing a golf course. The system pinpoints course bottlenecks in real time, and in theory should significantly increase revenues through greater operational efficiencies and new revenue sources. The inFOREmer 2000 system also allows course administrators to view and analyze data and statistics relating to the overall course operation and functionality. In particular, management benefits from the following:

 . increased golf course revenue by increasing pace-of-play, . increased ability to sell food, beverage and pro shop items to golfers on the course,
 . potential advertising revenues through handset advertising, . enhanced ability of course marshals/rangers to monitor and manage pace-of-
   play in an impersonal and non-offensive manner, . greater golfer satisfaction and playing enjoyment which enhances golfer loyalty and attracts new golfers,
 .  management's ability to interact with all golfers on the course, whether in carts or walking,
 . system is truly portable, provides access to 100% of golf course, . monitors and manages tournament play and leader board, attracts tournaments to course,
 . provides messaging capability to each handset user from the pro shop (a prompt to speed up play) or to alert all golfers about an impending storm and provide emergency response access, and
 .  provides comprehensive custom prepared management reports.

     Benefits to Golfers
     -------------------

          The Company believes the inFOREmer 2000 will increase golfers' enjoyment of their golf game by providing them with accurate and real time data and information displayed by light, portable handsets attached to power carts, hand carts or carry bags. The handsets provide golfers with instant data relating to ball position and golf course information which is needed to facilitate "game and shot management". In particular, the Company believes golfers will benefit from the following features:

 . real time information to 100% of the golf course, . instant drive measurements from the tee, . distance measurements to the flagstick, hazards, sand traps and land marks, constantly updated via DGPS technology,
 .  detailed LCD screen layout of the entire golf course, each hole and each green including green contours,
 . professional golf tips for each hole and course, . ability to order food, beverages and pro-shop supplies while on the course, . receipt of important messages such as weather and storm advisories, . emergency response access,
 .  detailed digital score card,
 . ability to request attendance of the course marshal/ranger, or notification of need for medical attention,

 .  increased pace-of-play,
 . instant access to Professional Golfers Association rules and local rules, . access to tournament information,
 .  real time event information, and
 .  access to promotions and advertisements.

Marketing & Sales

General Business Plan
---------------------

          The Company currently intends to install its inFOREmer 2000 system in three to four golf courses in North America, by the fall of 2000. Because these installations are to test and fine-tune the system, the Company will not receive any revenues from these installations. The Company is attempting to get the inFOREmer 2000 system completely fine-tuned and ready for the general golf course marketplace by the fourth quarter of 2000.

          The Company currently hopes to enter the marketplace in the fourth quarter of 2000, initially targeting high end public courses, resort courses, semi-private and also some private courses located in North America as described below:

          Private golf courses - focus on quality of service to members. Apart from visitor fees, revenue is largely derived from membership dues. Potential course revenue enhancement will likely be less important than increased golfer satisfaction.

          Semi-private courses - are owned by members but open to the public (revenue subsidizes membership costs) or are owned privately but offering partial public playing privileges. Golf courses in this category are expected to be more receptive to increased revenue flows from additional rounds of golf, increased food and beverage sales, and from external advertising.

          Public golf courses - municipal governments or private ownership. Less commitment to a fixed clientele and, with generally lower fee structures, are likely to be more receptive to revenue enhancement opportunities. Many such courses accept advertising on course promotional material and scorecards. Payment terms will emphasize no initial capital outlay. Use of the system by golfers on public courses may be optional (golfer's choice), or required by course management. In each case the course owner can look to revenue enhancement from possible increased fees, additional advertising revenue, and increased numbers of golfers (the result of improved pace-of- play).

          Resort courses - in North America, resort destinations (eventually a global focus) will be strongly targeted. The trend for these types of developments is to include full family recreation facilities utilizing new technology often touted as a drawing card for attendance at the resort.

          In addition, while the Company's primary focus is North American, international opportunities will be reviewed and monitored as progress is made domestically. In this regard, the Company will attempt to establish appropriate and profitable international golfing contacts, and maintain contact with international firms who indicate an interest in the system. Ultimately, the Company hopes to establish an international sales network in Europe and Asia.

Marketing Strategy
------------------

          The Company's advertising and promotional strategy will focus on "brand recognition" of "inFOREmer" 2000 pace-of-play systems, with a focus on the portable nature of our system and its commitment to 100%-of-course-coverage. The Company believes branding is a strategic advantage, and the Company hopes to develop, implement, monitor and strictly enforce graphic design specifications, including font, color and use of the brand.

          The Company's intended marketing activities include:

 . direct contact with golf course decision makers at trade shows and by personal contact, mail, advertising and telephone to inform them of our product,
 .  soft-sell opportunities such as speaking at industry related conferences to establish and help solidify our position as a leader in the field, and . quality media coverage to promote greater awareness of the our system.

          The Company currently intends to implement these activities through a communications program consisting of the following traditional methodologies:

 .  brochures and print material
 .  web site and web site promotion
 .  trade shows
 .  trade magazines
 .  mail-outs
 .  newsletters
 .  foundations and associations
 .  multi-media programs

Manufacturing Process

          The Company has a limited in-house manufacturing capability at our Vancouver BC facility. The Company's manufacturing operation consists primarily of testing sub-assemblies and components purchased from third parties, the configuration, final assembly and testing of pre-production units. The Company also uses this facility for developing the manufacturing process and documentation in preparation for outsourcing to a turnkey supplier. The Company's future success will depend in significant part on its ability to obtain turnkey high volume manufacturing at low costs. The Company is currently dependent on sole source suppliers for certain key parts used in its product. The Company does not carry significant inventories of these parts and at this time does not have long-term supply arrangements.

Competition

          GPS based golf management systems installed in North America to date have been installed predominately at high end resort courses principally by the suppliers indicated below.


------------------------------------------------------------------------------------------------
Company                                               Founded     System              Mounting
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
ProShot Golf, Inc.                                      1994        Omni                 Cart
Newport Beach, CA
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Company                                               Founded     System              Mounting
------------------------------------------------------------------------------------------------
ParView, Inc.                                           1994      ParView                Cart
Sarasota, Florida
------------------------------------------------------------------------------------------------
PinMark Corporation                                     1994      PinMark                Cart
Dallas, Texas
------------------------------------------------------------------------------------------------
Player Systems Corporation                              1996      Skylinks               Cart
Charlestown, MA
------------------------------------------------------------------------------------------------
ProLink, Inc.                                            NA       ProLink                Cart
Chandler, AZ
------------------------------------------------------------------------------------------------
UpLink Corp.                                            1998      UpLink                 Cart
Austin, TX
------------------------------------------------------------------------------------------------

         The Company has thoroughly investigated each of these companies and systems at several levels including:

 . using competitor systems at golf courses, . discussions with our Advisory Board, golf course professionals and golfers about the advantages or disadvantages of these systems, . discussions with personnel of competitor systems at golf trade shows, . and actual visits to competitor offices to discuss and review system features with competitor management and technical personnel.

          As a result of our research, the Company believes the inFOREmer 2000 is the most accurate, user friendly system with the most features and innovative technology available today. Further, the inFOREmer 2000 is the only truly unrestricted portable system on the market using TCP/IP technology for transparent, real time service and support.

          Accordingly, while there are no assurances that the Company will be able to effectively compete in this industry, the Company believes that it can do so.

History of the Company

          The Company was incorporated on December 12, 1995 as Diversified Marketing Services, Inc. On February 2, 2000, pursuant to a Share Exchange and Finance Agreement dated as of December 16, 1999 (the "Share Exchange Agreement") by and among the Company, the Founding Shareholders (as described below) of InFOREtech Golf Technology 2000 Inc., a Canadian federal corporation incorporated on August 11, 1998 ("inFOREtech 2000") and Mercer Capital Corp., the Company acquired InFOREtech 2000.

          The Founding Shareholders comprised of Robert Silzer, Sr., his wife and other members of the Silzer family (collectively, the "Silzer Family"). The Silzer Family are all citizens and residents of Canada and the exchange of shares of inFOREtech 2000 for shares of the Company is taxable in Canada in the year the exchange occurs. Accordingly, to defer any Canadian income tax payable by the Silzer Family, a Canadian subsidiary of the Company, InFOREtech Holdings Inc., a British Columbia company ("inFOREtech Holdings") was formed to facilitate the transaction. Further, to permit the Silzer Family to receive voting rights in the Company, the Articles of Incorporation of the Company were amended to provide for two classes of stock, Class A Common Equity Voting Stock ("Class A Stock") and Class B Special Voting Non-Equity Stock ("Class B Stock"). The Class A Stock and Class B Stock is voted together as a single class, except to the extent that separate class voting is specifically required by the provisions of the corporation laws of the State of Nevada. All 6,156,000 shares of the common stock of the Company issued and outstanding immediately prior to the closing of the Share Exchange Agreement were converted automatically into Class A Stock.

          In accordance with the Share Exchange Agreement, on February 1, 2000, the Company completed the following transactions:

          (i) issued 7,095,750 shares of Class B Stock to the Silzer Family;

          (ii) caused inFOREtech Holdings to issue an aggregate of 7,095,750 shares of Class A and Class B Preference stock of inFOREtech Holdings to the Silzer Family; and

          (iii) entered into certain Put and Call Agreements with the Silzer Family.

          The special rights and restrictions attached to the Class A and Class B Preference stock of inFOREtech Holdings effectively provide for such shareholders participating on an equivalent basis as if such shareholders were holders of the Company's common stock. There are no material differences between the Class A and Class B Preference stock of inFOREtech Holdings. The Put Agreements grant the members of the Silzer Family to put a Unit, each Unit consisting of one share of Class B Stock and one share of Class A or Class B Preference stock of inFOREtech Holdings to the Company in exchange for one share of the Company's Class A Stock, from time to time.

          The Share Exchange Agreement also requires the Company to grant certain options to acquire Class A Stock to the directors and employees of inFOREtech 2000, which include members of the Silzer Family.

          On January 3, 2000, the Company changed its name from "Diversified Marketing Services Inc." to "inFOREtech Wireless Technology Inc."

Employees

          The Company and its subsidiaries have approximately 27 full-time employees. The Company's executive officers and employees are based in the Company's executive office in Vancouver.

Patents and Trademarks

          The Company is seeking patent protection for various proprietary aspects of its products and technologies. The Company has been issued two U.S. patents to date and has one U.S. patent application pending. However, even if we were to be granted all of the patent protection which it seeks, the Company would be unable to prevent other companies from developing substantially similar products. Furthermore, there can be no assurance that the Company's pending patents will be awarded, and litigation may be necessary to protect the Company's patents, and there can be no assurance that the Company will have the financial resources to pursue such litigation. In addition to pursuing patent protection, the Company also relies on various trade secrets for its unpatented proprietary technology. However, trade secrets are difficult to protect, and there can be no assurances that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. While the Company has a policy of having its employees and consultants executed non-disclosure agreements regarding confidential information, there can be no assurance that these agreements will be enforceable or will provide meaningful protection for the Company's trade secrets or other proprietary information.

ITEM 2.  PROPERTIES

          The principal executive offices of the Company are located in Vancouver BC Canada in an approximately 8000 square foot facility. The current lease expires in 2002 and has one three year renewal option. We believe that our facilities are adequate to meet our current needs and that our future growth can be accommodated by leasing additional or alternate space near our current facilities.

ITEM 3.  LEGAL PROCEEDINGS

          There are no pending proceedings against us or any of our properties nor, to our knowledge, are any legal proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On December 6, 1999 80.8% of the issued and outstanding shares of the common stock of the Company adopted resolutions (1) authorizing the issuance of 100,000,000 shares of Class A Stock and 10,000,000 shares of Class B Stock and
(2) authorizing the Company to change its name from "Diversified Marketing Services, Inc." to "InFOREtech Wireless Technologies Inc."

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company was formed on December 12, 1995. Since January 27, 2000, the Company's Class A Stock has been listed for trading on the OTC Electronic Bulletin Board under the symbol "WYRE." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market."

          The following table sets forth the range of bid prices of the Company's common stock as quoted on the OTC Electronic Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.

Fiscal Year Ending December 31, 2000           High           Low
------------------------------------           ----           ---
Period from January 27, 2000 to               $10.28         $5.00
   March 31, 2000

          On March 31, 2000, the closing bid price for the common stock as reported by OTC Electronic Bulletin Board was $9.00.

          As of March 31, 2000, the number of security holders of record of the Company's Class A Stock was approximately 106. As of such date, 10,889,522 shares of Class A Stock were outstanding.

Dividend Policy

          The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company. Earnings of the Company, if any, not paid as dividends are expected to be retained to finance the expansion of the Company's business. The payment of dividends on its common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

          The Company is a development stage company, which through its subsidiary, InFOREtech 2000 (which it acquired through a reverse take-over on February 2nd, 2000) has created a wireless pace of play information system, InFOREmer 2000, for golf courses. The inFOREmer 2000 system uses data from global positioning satellites (GPS) managed and communicated through a variety of advanced technologies. The company believes that its core competencies positions it to develop and commercialize a wide range of hand held portable recreational devices (PRD's) for global sporting applications.

          Since inception, InFOREtech 2000 has been engaged in research and development of its basic system. During the latter half of 1999, InFOREtech 2000 brought in house a considerable portion of the research and development that it had formerly sub-contracted. This strategic decision enabled the company to better monitor the integration of the various technologies and to position itself for the transition from prototype to commercial production. This decision also resulted in a sharp increase in payroll costs as company employees replaced sub-contractors.

          The Company is currently conducting product evaluations. Early results from these evaluations indicate that the product is performing well in a number of respects; the results also indicate the need for further modifications in order to meet the company's product performance expectations. The Company anticipates that its product evaluations and modifications will continue into the fourth quarter of 2000 and intends to commercialize the system following their successful completion.

          These forward looking statements reflect assumptions made by management and management's beliefs based on information currently available to it and they will be impacted by the company's ability to timely and successfully complete product development and testing, the outcome of end-user product evaluations, the available supply of units to meet anticipated market demand and obtaining additional financial resources. As of the date of this report, the Company believes that it has made significant progress toward identifying and completing the product refinements.

Inforetech Golf Technology 2000 Inc.

Period August 1, 1999 To December 31, 1999 Compared To The Period August 11, 1998 To July 31, 1999.

Sales Revenue

          InFOREtech 2000 had no sales revenue in either period.

          Operating expenses increased on a pro-rata basis in the period August 1, 1999 to December 31, 1999 compared to the earlier period August 11, 1998
To July 31, 1999.

$000

-----------------------------------------------------------------------------------------------------------------
                            Period August 1, 1999 to
                             December 31, 1999 on a
                            pro rata basis to period     Period August 1, 1999 to    Period August 11, 1998 to
                                 July 31, 1999              December 31, 1999              July 31, 1999
-----------------------------------------------------------------------------------------------------------------
Administration                                  1,154                          499                          627
-----------------------------------------------------------------------------------------------------------------
Amortization                                       51                           22                           11
-----------------------------------------------------------------------------------------------------------------
Finance costs                                     641                          277                          278
-----------------------------------------------------------------------------------------------------------------
Marketing                                         571                          247                          304
-----------------------------------------------------------------------------------------------------------------
Research and Development                        1,788                          773                        1,154
-----------------------------------------------------------------------------------------------------------------
Total Expenses                                  4,205                        1,818                        2,374
-----------------------------------------------------------------------------------------------------------------


Administration Expenses

          The increase in administration expenses is attributable to an increase in legal, audit, and consulting fees as well as employee related costs and lease costs as the company grew its administration.

Amortization

          The increase in amortization is a result of (1) an increase in the Fixed Asset base and (2) Fixed Assets acquired in the prior period incurred only half a year's depreciation in that period compared to a full years depreciation in subsequent years.

Finance Costs

          The increase in finance costs is primarily due to the increase in finders and other fees incurred in order to obtain financing for InFOREtech 2000.

Marketing

          The increase in marketing expenses is attributable to an increase in salaries, traveling expenses, trade shows and promotional activities.

Research and Development

          During the latter period there was a substantial increase on a pro-rata basis of research and development expenses over the prior period. The primary reasons for the increase are as follows: (1) corporate decision to accelerate the completion of the first stage of development; (2) the decision to bring in house a substantial part of the work that was formerly undertaken by sub-contractors; (3) a major increase in payroll costs as the company undertook a major hiring program of engineers and other technical staff.

Scientific Research and Experimental Development Tax Credits

          Certain of the InFOREtech 2000's research expenditures may be eligible for the Canadian Government Scientific Research and Experimental Development ("SR&ED") tax credit. Under this program, Canadian controlled private corporations (InFOREtech 2000 was a Canadian controlled private corporation up to February 2, 2000) can receive a refundable tax credit of up to 35% for qualifying SR&ED expenditures to a maximum limit of $2,000,000 in expenditures. Companies with expenditures over $2,000,000 can receive an investment tax credit of up to 20% for qualifying SR&ED expenditures.

          No determination has been made as to eligibility or amount of the investment tax credit. Any amounts received under the program would be applied against research and development expenditures in the period received.

Liquidity And Capital Resources  InFOREtech Golf Technology 2000 Inc.

          At December 31, 1999 InFOREtech 2000 had bank indebtedness of $4,214 compared to $156,404 at July 31, 1999. The Working Capital was ($3,703,687) and ($3,005,204) for the periods August 1, 1999 to December 31, 1999 and August 11, 1998 to July 31, 1999 respectively.

          Operating activities used cash of $1,656,305 and $2,037,001 for the periods August 1, 1999 to December 31, 1999 and August 11, 1998 to July 31, 1999 respectively. The increase in cash usage on a pro-rata basis for the period August 1, 1999 to December 31, 1999 was principally caused by an increase in operating losses as the company geared up its administration, marketing and research and development departments.

          Financing for the period August 1, 1999 to December 31, 1999 provided cash of $1,930,545 consisting primarily of Loans, compared to $3,050,559 for the period August 11, 1998 to July 31, 1999 where the principal source of finance was Promissory Notes.

InFOREtech Wireless Technology Inc.

     The Company will require substantial additional financing to complete current and long-term product development, marketing and working capital. On February 2, 2000, the Company raised $3,152,000 through a private placement of common stock of which $2,000,000 was used to repay loans of InFOREtech 2000. There can be no assurance that any additional financing will take place or, if so, the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

Inflation

          Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Act of 1995:

          This Annual Report on Form 10-KSB contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although the Company believes that the assumptions on which forward-looking statements are based are reasonable, and the forward-looking statements are within the definition of the Private Securities Litigation Reform Act of 1995, the forward-looking statements in this Annual Report on Form 10-KSB are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


Recent Accounting Pronouncements:

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defined comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustment. The Company adopted SFAS No. 130 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures.


          In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company operates in only one segment, the manufacture and sale of cartonboard packaging materials. The Company adopted SFAS No. 131 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 131 did not have a material effect on the Company's financial statement presentation and disclosures.


          In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company does not have any pension or other post retirement benefit plans. The Company adopted SFAS No. 132 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 132 did not have a material effect on the Company's financial statement presentation and disclosures.


          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Filed herewith are the following financial statements:

          Consolidated Financial Statements for InFOREtech Golf Technology 2000 Inc. as of December 31, 1999.

          Consolidated Financial Statements for InFOREtech Wireless Technology Inc. (f/k/a Diversified Marketing Services, Inc.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

          The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 31, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                      Age          Position
----                      ---          --------
Robert C. Silzer          53   Chairman of the Board, Chief Executive Officer and Director

Robert C. Silzer, Jr.     34   President, Secretary, Treasurer and Director

Jerry L. Smith            59   Director

     Robert C. Silzer, Sr. is CEO and Chairman of the Board of the Company and InFOREtech 2000. Mr. Silzer founded InFOREtech 2000 in 1997 and is a major shareholder of the Company. He is a seasoned businessman and successful entrepreneur with a long history of financing innovative developments in the recreational arena. Mr. Silzer has extensive experience in managing both private and public corporations, in raising capital and introducing new products. In addition, he has considerable experience in marketing and sales, with numerous business contacts throughout North America, Europe and Asia. Mr. Silzer was financier and developer of the electronic bingo machine, a wireless hand-held gaming device. Mr. Silzer was founder and CEO of Supercart International, a privately held corporation, from 1985 to 1990.

     Jerry L. Smith is a Director of the Company and InFOREtech 2000. Mr. Smith is the Managing Member of Abacus Capital, LLC, a private investment firm. From 1986 to present, Mr. Smith has been President and majority owner of Gateway Group, Inc., a merger, acquisition, and investment banking firm specializing in manufacturing, distribution, and service companies. He is a Director of EndoBiologics, Inc., a protein based anti-microbial therapeutics developer, a Director of Centurion Technologies, Inc., an on-line web access software developer for instant data retrieval through "Smart Cards"; and is President and Director of Iconn Sports International, a manufacturer of high-end wakeboards, water skis, and accessories. Previously, Mr. Smith was a director of Digital Data Networks, Inc., a digital information systems operator and developer; a Director of AskRex.com, an interactive Internet travel service company and has owned and operated manufacturing, distribution, retail and financial companies. He was a founding Director of the Western Washington Youth Foundation and is a Seattle Pacific University Fellow.

     Robert C. Silzer, Jr. is President, Secretary, Treasurer and a Director of the Company and InFOREtech 2000. Mr. Silzer started his relationship with InFOREtech 2000in early 1996 on a consulting basis. He started full-time employment with the company in August 1998 as Project Manager and in April 1999 was appointed President. Mr. Silzer has significant experience in the development, manufacturing, sales and service of hand held electronic devices. Prior to joining InFOREtech 2000, Mr. Silzer was employed by AGT Inc. from 1993 to 1998 as Executive Vice President.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid during fiscal year ended December 31, 1999 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of US$100,000 per annum.

                           Summary Compensation Table

       Name and
     Principal Position        Year       Salary
     ------------------        ----       ------

     Robert C. Silzer          1999       $17,700 (1)

     Chief Executive Officer


     (1)  Paid by InFOREtech 2000

Compensation Agreements

          There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

Board of Directors

          During the year ended December 31, 1999, 9 meetings of the Board of Directors were held; certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating or compensation committees, or committees performing similar functions, during the year ended December 31, 1999.

Stock Option Plan

          As of December 31, 1999, the Company has not adopted a stock option plan. Pursuant to the Share Exchange Agreement (as described in Item 1), the Company agreed to create a stock option plan. As of March 31, 2000, the Company had not yet completed the Plan. However, as of such date, the Board of Directors of the Company had agreed that options for 2,000,000 shares of common stock of the Company be made available for allocation to directors, officers, employees and consultants of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information as of March 31, 2000 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (i) the number of shares of common stock owned by each such person and group and (ii) the percent of the Company's common stock so owned.

          As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is:

                        Suite 214
                        550 - 152nd Street
                        Surrey, British Columbia  V35-8E7


---------------------------------------------------------------------------------------------------------------------
                                                                           Percentage of Outstanding Common
                                     Number of Shares of Common Stock        Stock Beneficially
    Name of Beneficial Owner                Beneficially Owned                    Owned (1)
    ------------------------          --------------------------------            ---------
---------------------------------------------------------------------------------------------------------------------
Robert Silzer, Sr.                                  5,581,750 (2)                  30.37%
---------------------------------------------------------------------------------------------------------------------
Robert C. Silzer, Jr.                                 850,000 (3)                   4.69%
---------------------------------------------------------------------------------------------------------------------
Jerry L. Smith                                        548,000 (4)                   3.05%
---------------------------------------------------------------------------------------------------------------------
All Officers and Directors                          6,979,750 (5)                  37.02%
As a Group (three persons)
---------------------------------------------------------------------------------------------------------------------

     (1) Common stock subject to options or warrants currently exercisable, or exercisable within 60 days, is deemed outstanding for purposes of computing the percentage of the person holding such options or warrants (including the percentage of all officers and directors as a group), but is not deemed outstanding for purposes of computing the percentage for any other person. Percentages based on 10,889,522 shares of Class A Stock and 6,902,030 shares of Class B Stock outstanding as of March 31, 2000.

     (2) Includes (i) 4,470,750 shares of Class B Stock owned of record by Robert Silzer, Sr., (ii) 525,000 shares of Class B Stock owned of record by Robert Silzer, Sr.'s wife, Madj Silzer, (iii) 425,000 options owned by Robert Silzer, Sr. to purchase shares of Class A Stock at $1.00 per share (as to 375,000 options) and $3.00 per share (as to 50,000 options), and (iv) 161,000 shares of Class A Stock which Robert Silzer, Sr. may obtain beneficial ownership of via the conversion of $161,000 in convertible notes, which notes are convertible into shares at $1.00 per share, and which notes are owned by RCS Financial Group, an affiliate of Robert Silzer, Sr.

     (3) Includes (i) 525,000 shares of Class B Stock and (ii) 325,000 options owned by Robert Silzer, Jr. to purchase shares of Class A Stock at $1.00 per share (as to 275,000 options) and $3.00 per share (as to 50,000 options).

     (4) Includes (i) 125,000 options owned by Jerry Smith to purchase shares of Class A Stock at $1.00 per share (as to 75,000 options) and $3.00 per share (as to 50,000 options) and (ii) 24,000 warrants owned by Jerry Smith convertible into shares of Class A Stock at $2.00 per share.

     (5)  Includes shares described in Notes 2, 3 and 4.

          We believe that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants (including the percentage of all officers and directors as a group), but are not deemed outstanding for purposes of computing the percentage of any other person.

CHANGES IN CONTROL

          The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN TRANSACTIONS

          Fernando Carranza, a former President and Director of the Company, received 4,545,000 shares of the Company's common stock for work on the Company's business plan on March 15, 1999. The shares held by Mr. Carranza were canceled as of December 10, 1999.

          Jackie L. Kruger, a former Secretary, Treasurer and Director of the Company, received for administrative services 10,000 shares of the Company's common stock on March 15, 1996, an additional 100 shares were issued to her on March 15, 1998 as a correction to the issuance of stock dated March 15, 1996. 90,900 shares of the Company's common stock were issued to her per a stock split on December 31, 1998 and an additional 4,444,000 shares were issued to her per a stock split on February 8, 1999. The shares held by Ms. Kruger were canceled as of December 10, 1999.

          Pursuant to the Share Exchange Agreement dated as of December 16, 1999, the Company issued to Robert Silzer, Sr., the Chief Executive Officer and Chairman of the Board of the Company, 4,470,750 shares of Class B Stock and options to acquire 425,000 shares Class A Stock.

          Pursuant to the Share Exchange Agreement dated as of December 16, 1999, the Company issued to Robert C. Silzer, Jr., the President, Secretary, Treasurer and a Director of the Company, 525,000 Class B Stock and options to acquire 325,000 shares of Class A Stock.

          Pursuant to the Share Exchange Agreement dated as of December 16, 1999, the Company issued to other members of the Silzer family 2,100,000 shares of Class B Stock and options to acquire 300,000 shares of Class A Stock.

          Pursuant to the Share Exchange Agreement dated as of December 16, 1999, the Company entered into certain Put and Call Agreements with members of the Silzer Family.

          Pursuant to the Share Exchange Agreement dated as of December 16, 1999, the Company purchased 67.15% of the issued Class A voting shares of InFOREtech 2000 Inc. from the Silzer Family.

                                    PART IV



Exhibit Number  Title

     3.1 Articles of Incorporation as filed with the Nevada Secretary of State on December 12, 1995 (1)

     3.2 Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 3, 2000 *

     3.3 Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 20, 2000 *

     3.4      Bylaws (1)

     10.1     Share Exchange and Finance Agreement dated as of December 16, 1999
              (2)

     21.1     Subsidiaries of Registrant (1)

     27.1     Financial Data Schedule *

   (1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB (file number 000-28819)

   (2) Incorporated by reference to the Exhibits to the Form 8-K (file number 000-30104)

   *  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INFORETECH WIRELESS TECHNOLOGY, INC.

                              By:   /s/ Robert C. Silzer, Sr.
                                    -------------------------
                                    Robert C. Silzer, Sr.
                                    Chief Executive Officer

Dated: April 12, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    /s/ Robert C. Silzer, Sr.           Dated: April 12, 2000
    -------------------------------
    Robert C. Silzer, Sr.
    Chief Executive Officer


By: /s/ Robert C. Silzer, Jr.              Dated: April 12, 2000
    -------------------------------
    Robert C. Silzer, Jr.
    President, Secretary, Treasurer


By: /s/ Jerry L. Smith                     Dated: April 12, 2000
    -------------------------------
    Jerry L. Smith
    Director

                                INFORETECH GOLF
                              TECHNOLOGY 2000 INC.
                         (a development stage company)
                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                    (U.S.$)

1.  Auditors' Report
2.  Consolidated Statement of Operations and Deficit
3.  Consolidated Balance Sheet
4.  Consolidated Statement of Stockholders' Equity
5.  Consolidated Statement of Cash Flows
6.  Notes to the Consolidated Financial Statements.

AUDITORS' REPORT



To the Directors of
InForetech Golf Technology 2000 Inc.

We have audited the consolidated balance sheet of InForetech Golf Technology 2000 Inc. as at December 31, 1999 and the consolidated statements of operations and deficit, stockholders' equity and cash flows for the period from July 31, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted audited standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and the changes in its cash flows for the period then ended in accordance with generally accepted accounting principles.


/s/ Lemieux Peck Millard Bond
Chartered Accountants
Langley, British Columbia
January 20, 2000

INFORETECH GOLF TECHNOLOGY 2000 INC.
(a development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(U.S.$)


                                                                                                 Total from
                                                                                                 inception
                                               August 1,                                        (August 11,
                                                1999 to                 August 11,                1998) to
                                              December 31,                1998 to               December 31,
                                                  1999                 July 31, 1999                1999
                                        --------------------      -------------------      ------------------
EXPENSES
Administration                                   $   498,741              $   626,867             $ 1,125,608
Amortization                                          21,727                   11,099                  32,826
Finance costs                                        277,239                  277,995                 555,234
Marketing                                            246,936                  303,667                 550,603
Research and development                             773,266                1,153,966               1,927,232
                                        --------------------      -------------------      ------------------
NET LOSS                                          (1,817,909)              (2,373,594)             (4,191,503)
DEFICIT, BEGINNING                                (3,428,712)
Deficiency on acquisition of subsidiary
 company acquired in a related party
 transaction (Note 3)                                                      (1,055,118)             (1,055,118)
                                                                  -------------------      ------------------
DEFICIT, ENDING                                  $(5,246,621)             $(3,428,712)            $(5,246,621)
                                        ====================      ===================      ==================

INFORETECH GOLF TECHNOLOGY 2000 INC.
(a development stage company)
CONSOLIDATED BALANCE SHEET
(U.S.$)


                                                               December 31,                 July 31,
                                                                   1999                       1999
                                                         --------------------      ----------------------
ASSETS
CURRENT ASSETS
Accounts receivable                                               $    83,507                 $    16,641
Prepaid expenses and deposits                                          47,786                       8,557
                                                         --------------------      ----------------------
                                                                      131,293                      25,198
PROPERTY AND EQUIPMENT, net (Note 4)                                  204,068                     103,745
                                                         --------------------      ----------------------
                                                                  $   335,361                 $   128,943
LIABILITIES
CURRENT LIABILITIES
Bank indebtedness (Note 5)                                        $     4,214                 $   156,404
Accounts payable and accrued liabilities                              526,261                     350,288
Loans payable (Note 6)                                              1,500,000                     500,000
Convertible promissory notes- Series A (Note 7)                       100,000                     225,000
- others (Note 7)                                                     834,759                     838,241
Promissory notes payable, related parties (Note 8)                    869,746                     960,469
                                                         --------------------      ----------------------
COMMITMENTS AND CONTINGENCIES (Note 13)                             3,834,980                   3,030,402

STOCKHOLDERS' EQUITY (Note 9)
Common stock, without par value
Authorized:
50,000,000 Class A, participating shares
50,000,000 Class B, participating shares
50,000,000 Class C, non-participating shares
Issued:
9,269,667 Class A common shares (July 31, 1999;
 8,025,000 shares)                                                  1,747,001                     527,251

100,000 Class C common shares (July 31, 1999; 225,000
 shares)                                                                    1                           2

Accumulated deficit                                                (5,246,621)                 (3,428,712)
                                                         --------------------      ----------------------
                                                                   (3,499,619)                 (2,901,459)
                                                         --------------------      ----------------------
                                                                  $   335,361                 $   128,943
                                                         ====================      ======================

INFORETECH GOLF TECHNOLOGY 2000 INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(U.S.$)

                                           Class A                       Class C
                                        Common Stock                  Common Stock                                 Total
                               --------------------------------------------------------                            Stock-
                                   Number                          Number                     Accumulated         holders'
                                  of Shares        Amount        of Shares       Amount         Deficit            Equity
                               --------------------------------------------------------------------------------------------
Issue of common stock on                         $        1                         $         $                 $         1
 organization of the Company              1

Issue of common shares for
 purchase of InForetech Golf      5,250,000               1                                                               1
 Technology Inc.

Issue of common stock for           404,250             404                                                             404
 services
Issue of common stock for cash    2,070,749         226,845                                                         226,845
Issue of convertible                                               525,000            5                                   5
 promissory notes
Conversion of $300,000 of
 promissory notes                   300,000         300,000       (300,000)          (3)                            299,997

Deficiency on acquisition of                                                                   (1,055,118)       (1,055,118)
 subsidiary company

Net loss                                                                                       (2,373,594)       (2,373,594)
--------
                                                                                       ------------------     -------------
Balance, July 31, 1999            8,025,000      $  527,251        225,000          $ 2       $(3,428,712)      $(2,901,459)

Issue of common stock for            40,000          40,000                                                          40,000
 services
Issue of common stock for cash      399,667         324,750                                                         324,750
Exercise of stock purchase           50,000         100,000                                                         100,000
 warrants
Conversion of $125,000 of
 promissory notes                   125,000         125,000       (125,000)          (1)                            124,999

Issue of common stock to            600,000         600,000                                                         600,000
 settle debt
Issue of common stock for            30,000          30,000                                                          30,000
 interest

Net loss                                                                                       (1,817,909)       (1,817,909)
--------                             m                                                 ------------------     -------------
Balance, December 31, 1999        9,269,567      $1,747,001        100,000          $ 1       $(5,246,621)      $(3,499,619)
                               ============   =============     ==========     ========     =============     =============

INFORETECH GOLF TECHNOLOGY 2000 INC.
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S.$)


                                                                                                       Total from
                                                                                                       inception
                                                     August 1,               August 11,               (August 11,
                                                      1999 to                  1998 to                  1998) to
                                                   December 31,               July 31,                December 31,
                                                       1999                     1999                      1999
                                              -------------------      -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(1,817,909)             $(2,373,594)              $(4,191,503)
Adjustment to reconcile net loss to cash used
 in operating activities:
Amortization                                               21,727                   11,099                    32,826
Expenses paid by issuance of stock                         70,000                      404                    70,404
Changed in operating assets and liabilities:
Accounts receivable                                       (66,866)                 (16,641)                  (83,507)
Prepaid expenses                                          (39,229)                  (8,557)                  (47,786)
Accounts payable                                          175,972                  350,288                   526,260
                                              -------------------      -------------------      --------------------
                                                       (1,656,305)              (2,037,001)               (3,693,306)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                       (122,050)                (114,844)                 (236,894)
Deficiency on acquisition of subsidiary
 company                                                                        (1,055,118)               (1,055,118)
                                              -------------------      -------------------      --------------------
                                                         (122,050)              (1,169,962)               (1,292,012)

CASH FLOWS FROM FINANCING ACTIVITIES                      424,750                  226,849                   651,599
Common stock issued for cash                            1,700,000                  500,000                 2,200,000
Loan proceeds                                            (100,000)                                          (100,000)
Loan repayments                                           (94,205)               2,323,710                 2,229,505
Promissory Notes                                        1,930,545                3,050,559                 4,981,104

INCREASE (DECREASE) IN CASH                               152,190                 (156,404)                   (4,214)
CASH (DEFICIENCY), BEGINNING                             (156,404)
                                              -------------------      -------------------      --------------------
CASH (DEFICIENCY), ENDING                             $    (4,214)             $  (156,404)              $    (4,214)
                                              ===================      ===================      ====================

NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued on conversion of
 convertible notes                                    $   125,000              $   300,000               $   425,000
Common stock issued to settle debt                        600,000                                            600,000
Common stock issued for interest                           30,000                                             30,000
Common stock issued for services                           40,000                      404                    40,404
                                              -------------------      -------------------      --------------------
                                                      $   795,000              $   300,404               $ 1,095,404
                                              ===================      ===================      ====================

INFORETECH GOLF TECHNOLOGY 2000 INC.
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(U.S.$)

DECEMBER 31, 1999
-----------------


1.  NATURE OF OPERATIONS

     InForetech Golf Technology 2000 Inc. ("InForetech") is involved in the development of golf course management technology. The Company is in the process of developing the technology and has not yet determined the ultimate economic viability of the technology. Commercial operations have not yet commenced.

     The continuation of the Company's research and development activities and the commercialization of the technology is dependent upon the Company's ability to successfully complete its research and development programs and finance its cash requirements through a combination of equity financings and payments from potential strategic partners.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Consolidation

     These consolidated financial statements include the accounts of InForetech Golf Technology 2000 Inc. and its wholly-owned inactive subsidiary, InForetech Golf Technology Inc.

     Cash equivalents

     Cash equivalents include holdings of highly liquid investments with maturities of three months or less when purchased.

     Financial instruments

     The fair value of the financial instruments approximates their carrying value except as otherwise disclosed in the financial statements.

     Property and equipment is recorded at cost less depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives.

     Research and Development

     Research costs are expensed as incurred. Development costs are deferred if they meet all criteria under generally accepted accounting principles. All development costs have been expensed as incurred.

     Government assistance

     Government assistance towards current expenses is included as a reduction of those expenses when there is a reasonable assurance that the Company has complied with all conditions necessary to receive the assistance.

     Foreign currency translation

     The Company follows the temporal method of accounting for the translation of foreign currency amounts into U.S. dollars. Under this method, monetary assets and liabilities in foreign currencies are translated at the exchange rates in effect at the year end. All other assets and liabilities are translated at rates prevailing when the asset was acquired or the liability incurred. Income and expense items are translated at the exchange rates in effect on the date of the transaction. Resulting exchange gains or losses are included in the determination of loss for the year.

3.  ACQUISITION

     In August 1998, the Company acquired all of the issued and outstanding shares of InForetech Golf Technology Inc. ("IGTI") by issuing 5,250,000 Class A shares to the shareholders of IGTI. IGTI was wholly-owned by the president and other family members of the Company prior to the purchase.

     The acquisition has been recorded using the purchase method of accounting and includes the operating results of IGTI in the financial statements from the date of acquisition, August 11, 1998.

     Net assets acquired at carrying value at acquisition dates:

     Current assets                 $    72,821
     Current liabilities             (1,165,171)
     Capital assets                      37,232
                                    -----------
     Deficiency on acquisition      $(1,055.118)
                                    ===========

4.  PROPERTY AND EQUIPMENT

                                                             December 31,                 July 31,
                                                                 1999                       1999
                                                       --------------------      ----------------------
Office equipment and furnishings                                   $135,645                    $ 70,307
Computer software                                                    37,435
Leasehold improvements                                               64,259                      44,982
                                                       --------------------      ----------------------
                                                                    237,339                     115,289
Less:  accumulated amortization                                     (33,271)                    (11,544)
                                                       --------------------      ----------------------
                                                                   $204,068                     103,745
                                                       ====================      ======================

5.  BANK INDEBTEDNESS

     The bank line of credit is secured by: the personal guarantee of the principal shareholder, an assignment of book debts and a general security agreement and bears interest at bank prime plus 3%, and is repayable on demand.

     Current account overdrafts bear interest at 21 %.

6.  LOANS PAYABLE

                                                            December 31,                July 31,
                                                                1999                      1999
                                                       --------------------     ----------------------
Base Capital LLC

The loan payable is secured by the Company's
 intellectual property and guaranteed by the majority
 shareholder.  The loan bears interest at bank prime
 plus 4%.                                                                                $  500,000



Mercer Capital Corp.

The loan bears interest at 12% per annum, is secured
 by a general security agreement and is repayable from
 private placement proceeds as set out in Note 14.
 The loan grants Mercer Capital Corp.  the right to
 convert the debt into Class A shares of the Comfy at
 a ice of $1.00 per share.                                       $1,500,000
                                                       --------------------    --------------------
                                                                 $1,500,000              $  500,000
                                                       ====================    ====================

7.  CONVERTIBLE PROMISSORY NOTES

(a) Series A

     Under the terms of a private placement offering memorandum, the Company issued $525,000 Series A convertible notes.

     The holders of the convertible notes also received 525,000 Class C shares of the Company. The Class C shares are surrendered to the Company upon conversion of the notes.

     The convertible notes bear interest at 10% per annum, mature two years from issuance and are convertible into units of the Company. Each unit consists of one Class A share and one share purchase warrant to purchase one Class A share at $2.00. To December 31, 1999, $425,000 of the notes have been converted to units.

(b)  Others

     Promissory notes payable to others are unsecured, repayable on demand and are non-interest bearing. These notes may be converted into Class A shares of the Company at the price of $1.00 per Class A share.

8.  PROMISSORY NOTES PAYABLE, RELATED PARTIES

                                                            December 31,                July 31,
                                                                1999                      1999
                                                       --------------------     ----------------------
Related parties                                                    $869,746                   $960,469

     Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured and repayable on demand. $850,210 (July 31, 1999; $941,751) of these notes bear interest at 10%. The note holders have waived their interest for the period August 1, 1999 to December 31, 1999.

9.  STOCKHOLDERS' EQUITY

     Pursuant to a special resolution dated September 3, 1998, the authorized common stock of the Company was increased from 10,000 Class A voting common shares without par value to 150,000,000 shares without par value divided as follows:

 .  50,000,000 Class A voting common shares without par value

 .  50,000,000 Class B voting common shares without par value

 .  50,000,000 Class C voting, non-participating common shares without par value

10.  PRIVATE PLACEMENTS

     (a) On April 30, 1999, the Company completed a private placement of $525,000 of Series A convertible notes. The notes bear interest at 10% per annum, mature two years from issuance and are convertible into units of the Company.

     Each unit comprises one Class A common share and one Class A share purchase warrant. Each share purchase warrant entitles the holder to acquire one Class A share at $2.00 at any time within two years of date of issuance.

     The holders of the notes also received Class C shares. The Class C shares are to be surrendered to the Company upon conversion of the notes. To December 31, 1999, $425,000 of the notes have been converted into 425,000 units.

     (b) Under the terms of a private placement offering, the Company has sold 225,000 units at $1.00 per unit for gross proceeds of $225,000.

     Each unit comprises one Class A common share and one Class A share purchase warrant. Each share purchase warrant entitles the holder to acquire one Class A share at $2.00 at any time within two years of date of issuance.

11.  OTHER COMMITMENTS TO ISSUE SHARES

     Under the terms of two consulting agreements the Company agreed to issue 200,000 Class A shares. At December 31, 1999, 170,750 shares remain to be issued.

12.   STOCK PURCHASE WARRANTS

     At December 31, 1999, Class A share purchase warrants were outstanding as follows:

         Number of Class A
          Shares Issuable             Exercise Price      Month of Expiry
         ------------------         -----------------    ----------------
               175,000                    $2.00            January 2001
               150,000                     2.00            February 2001
               150,000                     2.00            March 2001
               100,000                     2.00            May 2001
               125,000                     2.00            June 2001
               120,000                     2.00            October 2001
               530,000                     2.00            December 2001
           --------------
             1,350,000
           ==============

During the period ended December 31, 1999, 50,000 warrants were exercised.

13.      COMMITMENTS AND CONTINGENCIES

         Lease commitments

     The Company leases office premises and certain of its office equipment for use in its operations. Rent expense was $23,409 for the period. This table shows future minimum lease commitments under the leases at December 31, 1999.

                       2000    2001      2002       2003      2004
                       ----    ----      ----       ----      ----

Lease commitments    $59,637  $57,712   $23,064    $3,837    $2,476

     Consulting agreement

     The Company has entered into a consulting services agreement with a company with a common director. Under the terms of the agreement, the Company will pay a fee of 10% of any equity financing, convertible debt financing, merger or business combination or sale. The fee for non-convertible debt. is 2%.

     Contingencies

     The holder of patents for a "golf distance measuring system and method" has licensed non-exclusive rights to several of the Company's competitors. The patents are currently subject to litigation with respect to their validity. If the patents are upheld, the Company may be required to become a licensee. There is no assurance that if the patents are upheld, a license would be available to the Company.

14.  SHARE EXCHANGE AND FINANCE AGREEMENT

     Pursuant to the terms of a Share Exchange and Finance Agreement dated December 16, 1999, between the Company, its founding shareholders, Diversified Marketing Services, Inc. ("Diversified"), an inactive U.S. public company, and Mercer Capital Corp. ("Mercer"), the founding shareholders have agreed to exchange their shares of the Company for shares of Diversified, or shares that are convertible into shares of Diversified. Shareholders who are not founding shareholders are also requested to exchange their shares under the agreement.

     Upon closing, the founding shareholders of the Company who exchanged their shares will hold a controlling interest in Diversified and the transaction will be accounted for as a reverse takeover.

     Under the terms of the agreement, Diversified will create a stock option plan for the directors, officers and employees of the Company.

     Mercer has agreed to complete two private placements of Diversified shares to raise a minimum of $3,150,000. Funds from the first private placement of a minimum of $1,500,000 are to be advanced to the Company as an intercompany loan which is to be used to repay the $1,500,000 loan from Mercer (see Note 6.) Proceeds from the second private placement of a minimum $1,650,000 are also to be advanced to the Company as an intercompany loan. Up to

$1,000,000 of the second intercompany loan is to be used to repay amounts owing to a director of the Company.

     The director has agreed to defer repayment of amounts owing to him until such time as the working capital of the Company is sufficient to allow for repayment.

15.  INCOME TAXES

     The Company has accumulated losses for tax purposes which may be carried forward and used to reduce taxable income otherwise calculated. The benefit of these available carry forwards has not been recorded in the accounts. '

16.  SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT TAX CREDITS

     Certain of the Company's research expenditures may be eligible for the Canadian Government Scientific Research and Experimental Development ("SR&ED") tax credit. Under this program Canadian controlled private corporations can receive a refundable tax credit of up to 35% for qualifying SR&ED expenditures to a maximum limit of $2,000,000 in expenditures. Companies with expenditures over $2,000,000 can receive an investment tax credit of up to 20% for qualifying SR&ED expenditures.

     No determination has been made as to eligibility or amount of the investment tax credit. Any amounts received under the program would be applied against research and development expenditures in the period received.

17.  RELATED PARTY TRANSACTIONS

                                                            December 31,                July 31,
                                                                1999                      1999
                                                       --------------------     ----------------------
(a) Consulting fees paid to officers of the Company     $                          $   34,598

(b) Commissions and consulting fees paid to a company
    with a common director                              $   32,500                 $   62,875

(c) Interest paid or payable to officers and/or
    directors                                           $                          $   98,738

(d) Included in the balance sheet are the following
    amounts due to directors and officers and/or
    companies controlled by officers and directors of the
    Company:
    Promissory notes payable                            $1,024,505                 $1,118,710
    Accounts payable                                    $   24,944                 $

(e) Included in the balance sheet are the following
    amounts due from directors and officers and/or
    companies controlled by officers and directors of the
    Company:
    Accounts receivable                                 $   15,393                 $

18.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1999, the Company received $2,050,959 pursuant to the Share Exchange and Finance Agreement as set out in Note 14. $1,550,959 was used to repay the Mercer Capital loan (Notes 6 and 14) and accrued interest on the loan.

19.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date.

     The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                      INFORETECH WIRELESS TECHNOLOGY INC.
                (formerly Diversified Marketing Services, Inc.)
                         (a development stage company)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1999




1  Independent Auditors' Report
2  Statement of Operations and Deficit
3  Balance Sheet
4  Statement of Stockholders' Equity
5  Statement of Cash Flows
6  Notes to the Financial Statements

                   [LETTERHEAD OF LEMIEUX DECK MILLARD BOND]

INDEPENDENT AUDITORS' REPORT




To the Shareholders of
INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)


We have audited the accompanying balance sheet of Inforetech Wireless Technology Inc. (a development stage company), (formerly Diversified Marketing Services, Inc.) as at December 31, 1999 and the related statements of operations and deficit, stockholders' equity and changes in cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and the results of its operations and cash flows for the year then ended in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company is in the development stage and will need additional working capital for its planned activities which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the years ended December 31, 1998 and December 31, 1997 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 10, 1999.


/s/ Lemieux Deck Millard Bond

Chartered Accountants
Langley, British Columbia
April 6, 2000

INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS AND DEFICIT
(U.S.$)

                                                                        Total from
                                                                        inception
                                                                       (December 12,
                                                                         1995) to
                                                                        December 31,
FOR THE YEARS ENDED DECEMBER 31,                1999     1998     1997     1999
-----------------------------------------------------------------------------------------

REVENUE                                    $           $        $        $
-----------------------------------------------------------------------------------------

EXPENSES
  General, selling and administrative         1,004        2                1,165
  Legal and accounting                       10,170                        10,170
  Listing and share transfer fees             1,126                         1,126
                                                           2
-----------------------------------------------------------------------------------------
LOSS BEFORE OTHER ITEMS                     (12,300)      (2)             (12,461)
-----------------------------------------------------------------------------------------
NET LOSS                                    (12,300)      (2)             (12,461)
DEFICIT, BEGINNING                             (202)    (200)    (200)
-----------------------------------------------------------------------------------------
DEFICIT, ENDING                            $(12,502)   $(202)   $(200)   $(12,461)
-----------------------------------------------------------------------------------------

LOSS PER COMMON SHARE (Note 4)                    $        $        $
=========================================================================================

The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)
(a development stage company)
BALANCE SHEETS
(U.S.$)



DECEMBER 31,                                                                 1999      1998
----------------------------------------------------------------------------------------------

ASSETS
Current assets
  Cash                                                                   $           $4,800
==============================================================================================

LIABILITIES
Current Liabilities
  Accounts payable and accrued liabilities                               $  7,500    $
---------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (Note 3)
Common stock, $.001 par value.
  Authorized 100,000,000 Class A, voting, participating shares;
  Issued: 1999-6,156,000; 1998-250,000                                      6,156       250
Special voting stock, $.001 par value.
  Authorized 100,000,000 Class B, voting, non-participating shares;
  Issued: 1999-NIL; 1998-NIL
Additional paid-in capital                                                 (1,154)    4,752
Accumulated deficit                                                       (12,502)     (202)
---------------------------------------------------------------------------------------------
                                                                           (7,500)    4,800
---------------------------------------------------------------------------------------------
                                                                         $           $4,800
==============================================================================================

Approved by the Directors:

___________________   Director

___________________   Director


The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(U.S.$)

DECEMBER 31, 1999

                                                                       Common Stock        Additional                      Total
                                                                    Number                 paid-in      Accumulated    stockholders'
                                                                  of shares     Amount     capital       deficit          equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 and 1997                                 24,800    $ 5,000      $           $   (200)        $  4,800
March 15, 1998 stock issued  for services                              200          2                                          2
December 15, 1998 changed par value no par value to $0.001                     (4,977)        4,977
December 31, 1998 forward stock split 10:1                         225,000        225          (225)
Net loss                                                                                                     (2)              (2)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1998                                          250,000        250         4,752        (202)           4,800

February 8, 1999 forward stock split 45:1                       11,000,000     11,000       (11,000)
December 10, 1999 common stock cancelled                        (9,090,000)    (9,090)        9,090
December 13, 1999 forward stock split 2.85:1                     3,996,000      3,996        (3,996)
Net loss                                                                                                (12,300)         (12,300)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                       6,156,000    $ 6,156      $ (1,154)   $(12,502)        $ (7,500)
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)
(a development stage company)
STATEMENT OF CASH FLOWS
(U.S.$)

                                                                                                              Total from
                                                                                                              inception
                                                                                                            (December 12,
                                                                                                               1995) to
                                                                                                              December 31,
FOR THE YEARS ENDED DECEMBER 31,                                               1999       1998      1997         1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                                    $(12,300)   $   (2)   $             $(12,502)
 Adjustment to reconcile net loss to cash used in operating activities:
   Expenses paid by issuance of stock                                                         2                       202
 Changes in operating assets and liabilities:
   Accounts payable                                                             7,500                               7,500
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                           (4,800)                             (4,800)
Cash, beginning                                                                 4,800     4,800     4,800
---------------------------------------------------------------------------------------------------------------------------
Cash, ending                                                                 $           $4,800    $4,800        $ (4,800)
---------------------------------------------------------------------------------------------------------------------------
Non-cash financing and investing activities
   Common stock issued for services                                          $           $    2    $             $    202
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(U.S.$)

DECEMBER 31, 1999


1. HISTORY AND ORGANIZATION OF THE COMPANY

   The Company was incorporated December 12, 1995, under the laws of the State of Nevada as Diversified Marketing Services, Inc. Pursuant to a Director's resolution dated December 6, 1999, the Company changed its name from Diversified Marketing Services, Inc. to Inforetech Wireless Technology Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The Company's ability to meet its obligations and maintain its operations is contingent upon successful completion of additional financial arrangements and the continuing support of its creditors.

   (a)  Accounting estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (b)  Cash equivalents

        Cash equivalents include holdings of highly liquid investments with maturities of three months or less when purchased.

   (c)  Earnings per common share

        Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average number of common shares outstanding during the period. "Diluted" earnings per common share equal net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised and are only considered if their effect on earnings per common share is dilutive.

   (d)  Comprehensive income

        The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting of comprehensive income and its components. As defined in SFAS 130, the Company has no comprehensive income items.

INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(U.S.$)

DECEMBER 31, 1999


3. STOCKHOLDERS' EQUITY

   On March 15, 1996, the Company issued 20,000 shares of its no par value common stock in consideration of $200.00 to its directors.

   On September 30, 1996, the Company issued 4,800 shares of its no par value common stock for cash of $4,800 to investors.

   On March 15, 1998, the Company issued 200 shares of its no par value common stock to its directors as a correction to the original issuance of stock dated March 15, 1996, to equal the authorized number of shares per the board of directors meeting dated March 15, 1996.

   On December 15, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which changed the par value from no par value to $0.001, and increased its Authorized Common Stock from 25,000 shares to 50,000,000 shares.

   On December 31, 1998, the Company approved a forward stock split on the basis of 10:1 increasing the outstanding common stock from 25,000 shares to 250,000 shares.

   On February 8, 1999, the Company approved a forward stock split on the basis of 45:1 increasing the outstanding common stock from 250,000 shares to 11,250,000 shares.

   On December 10, 1999, the directors approved the cancellation of 9,090,000 common shares previously issued to two directors.

   On December 13, 1999, the Directors authorized a forward stock split on the basis of 2.85:1 increasing the outstanding common stock from 2,160,000 shares to 6,156,000 shares.

   On December 6, 1999, the directors amended the Articles of Incorporation to increase the authorized share capital to 110,000,000 shares, $0.001 par value per share, of which 100,000,000 shares are Class A common, voting participating shares and 10,000,000 are Class B Special, voting, non-participating shares.

4. LOSS PER COMMON SHARE

   Loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 1999, 1998 and 1997 were approximately 9,778,871.

5. INCOME TAXES

   The Company has accumulated losses for tax purposes which may be carried forward and used to reduce taxable income otherwise calculated. The benefit of these available carry forwards has not been recorded in the accounts.

INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(U.S.$)

DECEMBER 31, 1999


6. SHARE EXCHANGE AND FINANCE AGREEMENT

   Pursuant to the terms of a Share Exchange and Finance Agreement dated December 16, 1999, between the Company, InForetech Golf Technology 2000 Inc. ("IGTI"), its founding shareholders, and Mercer Capital Corp., the founding shareholders have agreed to exchange their shares of IGTI for shares of the Company, or shares that are convertible into shares of the Company. Shareholders who are not founding shareholders are also requested to exchange their shares under the agreement.

   Upon closing, the founding shareholders of IGTI who exchanged their shares will hold a controlling interest in the Company and the transaction will be accounted for as a reverse takeover.

   Under the terms of the agreement, the Company will create a stock option plan for its directors, officers and employees.

   Mercer Capital Corp. has agreed to complete two private placements of the Company's shares to raise a minimum of $3,150,000. Funds from the first private placement of a minimum of $1,500,000 are to be advanced to IGTI as an inter-company loan which is to be used to repay a previous $1,500,000 loan from Mercer Capital Corp. Proceeds from the second private placement of a minimum of $1,650,000 are also to be advanced to IGTI as an inter-company loan. See Note 8.

7. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

   The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date.

   Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.

8. SUBSEQUENT EVENTS

   (a)  Private Placements

        Subsequent to December 31, 1999, the Company sold 775,000 shares in two private placements to net the treasury $3,152,000. As set out in Note 6 "Share Exchange and Finance Agreement", these funds were loaned to InForetech Golf Technology 2000 Inc.

   (b)  Incorporation of Subsidiary Company

        On January 12, 2000, the Company formed a wholly-owned Canadian subsidiary company, Inforetech Holdings Inc.

   (c)  Reverse Takeover

        Subsequent to December 31, 1999, the Company issued 7,095,750 Class B Special Rights shares, and Inforetech Holdings Inc. issued 7,095,750 Class A preferred shares to the founding shareholders of Inforetech Golf Technology 2000 Inc. ("IGTI") for their shares of IGTI as required under the Share Exchange and Finance Agreement. The issue of these shares results in the shareholders of IGTI acquiring control of the Company and is therefore accounted for as a reverse takeover.

INFORETECH WIRELESS TECHNOLOGY INC.
(formerly Diversified Marketing Services, Inc.)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(U.S.$)

DECEMBER 31, 1999


8. SUBSEQUENT EVENTS (Continued)

   Reverse takeovers are accounted for as a continuation of the legal subsidiary. Future consolidated financial statements will be issued under the Company's name but will be a continuation of the financial statements of IGTI, not the Company.

   (d)  Other Stock Transactions

        Subsequent to December 31, 1999, the Company had the following additional stock transactions:

         i) 100,000 Class A shares were issued as consideration for a placement fee.

         ii) 193,720 Class A shares were issued to settle $193,720 of IGTI debt.

        iii) 162,500 Class A shares were issued as consideration for legal fees.

         iv) 193,720 Class A shares were issued on the exercise of 193,720 puts.

          v) 1,658,332 Class A shares were issued to IGTI shareholders pursuant to an exchange offer and letter of transmittal forwarded to non-founding shareholders of IGTI which offered to exchange their shares of IGTI for shares of the Company.