Form 10QSB
period 2000-03-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2000-05-15
CIK 29233

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

[_]  Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

     For the transition period from _________ to _________

                        Commission file number:  0-25963
                                                 -------

                      INFORETECH WIRELESS TECHNOLOGY INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Nevada                                                        88-0350120
------------------------------------                             -----------------------------
   (State or other jurisdiction of                                        (I.R.S. Employer
  incorporation or organization)                                       Identification Number)

                        Suite 214, 5500 - 152nd Street
                       Surrey, British Columbia V35-8E7
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (604) 576-7442

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Equity Voting Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, the issuer had 10,889,522 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes[ ]   No [X]

                      INFORETECH WIRELESS TECHNOLOGY INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) - March 31, 2000 and December 31, 1999
              Consolidated Statements of Operation (Unaudited) - Three Months Ended March 31, 2000 and 1999 and Inception to March 31, 2000 Consolidated Statements of Stockholders' Equity (Unaudited) Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2000 and 1999 and Inception to March 31, 2000 Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II.      OTHER INFORMATION

     Item 1.  Litigation

     Item 2.  Changes in Securities and Use of Proceeds

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
CONSOLIDATED BALANCE SHEETS
(U.S.$)

                                                                                                     March 31,       December 31,
                                                                                                      2000             1999
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS

  Cash                                                                                          $     257,235      $      -

  Accounts receivable                                                                                  64,001           83,507

  Inventory                                                                                            72,629             -

  Deposits and prepaid expenses                                                                       377,147           47,786
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      771,012          131,293
PROPERTY AND EQUIPMENT, net                                                                           238,204          204,068
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                $   1,009,216      $   335,361
====================================================================================================================================

LIABILITIES
CURRENT LIABILITIES

  Bank indebtedness                                                                             $     -            $     4,214

  Accounts payable and accrued liabilities                                                            439,068          526,261

  Loans payable                                                                                       -              1,500,000

  Convertible Promissory notes - Series A                                                             100,000          100,000

                                   - others                                                           284,936          834,759

  Promissory notes payable, related parties                                                           763,833          869,746
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    1,587,837        3,834,980
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value.

   Authorized 100,000,000 Class A, voting, participating shares;

   Issued: 2000-10,889,522; 1999-6,156,000                                                             10,890            6,156

Special voting stock, $.001 par value.

    Authorized 100,000,000 Class B, voting, convertible, non-participating shares;

    Issued: 2000-6,902,030; 1999-NIL                                                                    6,902             -

Additional paid-in capital                                                                          6,119,183        1,740,846

Accumulated deficit                                                                                (6,715,596)      (5,246,621)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     (578,621)      (3,499,619)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                $   1,009,216      $   335,361
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(U.S.$)


                                                                                                                       Total from
                                                                                                                      inception to
                                                                                                                        March 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                               2000                 1999                2000
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES

   Administration                                                      $        456,080         $     108,097      $    1,581,688

   Depreciation                                                                  20,554                 2,891              53,380

   Finance costs                                                                477,297                66,316           1,032,531

   Marketing                                                                    100,096                65,651             650,699

   Research and development                                                     414,948               270,729           2,342,180
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                     (1,468,975)             (513,684)         (5,660,478)

DEFICIT, BEGINNING                                                           (5,246,621)           (2,037,248)              -

   Deficiency on acquisition of subsidiary company acquired in

    a related party transaction                                                   -                     -              (1,055,118)
------------------------------------------------------------------------------------------------------------------------------------


DEFICIT, ENDING                                                        $     (6,715,596)        $  (2,550,932)     $   (6,715,596)
====================================================================================================================================



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                     9,922,984             3,308,582
====================================================================================================================================


LOSS PER COMMON SHARE                                                  $          (0.15)        $       (0.16)
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
STATEMENT OF STOCKHOLDERS' EQUITY
(U.S.$)

------------------------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                              Common stock            Special voting stock
                                           -------------------       ---------------------   Additional                   Total
                                            Number                    Number                 paid-in    Accumulated    stockholders'
                                            of shares    Amount       of shares   Amount     capital       deficit        equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  6,156,000    $ 6,156         -        $  -    $   (1,154)   $  (12,502)   $    (7,500)

Elimination of deficit at date
 of acquisition                                 -            -           -           -        -             12,502         12,502

Common stock issued for shares of
 InForetech Golf Technology 2000 Inc.       3,134,249      3,134     7,095,750     7,096   2,081,770    (5,246,621)    (3,154,621)

Common stock issued for cash                  775,000        775         -           -     3,151,225        -           3,152,000

Common stock issued for services              436,833        437         -           -       693,816        -             694,253

Common stock issued on conversion
 of Class B shares                            193,720        194      (193,720)     (194)       -           -                -

Common stock issued to settle debt            193,720        194         -           -       193,526        -             193,720

Net loss                                        -            -           -           -          -       (1,468,975)    (1,468,975)
------------------------------------------------------------------------------------------------------------------------------------


Balance, March 31, 2000                    10,889,522    $10,890     6,902,030    $6,902  $6,119,183   $(6,715,596)   $  (578,621)
====================================================================================================================================




The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                           Total from inception
FOR THE THREE MONTHS ENDED MARCH 31,                              2000                      1999           to March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING  ACTIVITIES
  Net loss                                                $     (1,468,975)        $       (513,684)          $   (5,660,478)
  Adjustment to reconcile net loss to cash used
   in operating activities:
      Depreciation                                                  20,554                    2,891                   53,380
      Expenses paid by issuance of stock                           694,253                    -                      764,657
  Changes in operating assets and liabilities:
    Accounts receivable                                             19,506                   (5,472)                 (64,001)
    Deposits and prepaid expenses                                 (329,361)                  (3,325)                (377,147)
    Inventory                                                      (72,629)                   -                      (72,629)
    Accounts payable                                               (87,193)                 121,168                  439,067
------------------------------------------------------------------------------------------------------------------------------------

                                                                (1,223,845)                (398,422)              (4,917,151)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                               (54,690)                 (22,908)                (291,584)
  Deficiency on acquisition of subsidiary company                   -                        -                    (1,055,118)
------------------------------------------------------------------------------------------------------------------------------------

                                                                   (54,690)                 (22,908)              (1,346,702)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash                                  3,152,000                   -                     3,803,599
   Loan proceeds                                                    -                        -                     2,200,000
   Loan repayments                                              (1,500,000)                  -                    (1,600,000)
   Promissory notes                                               (112,016)                 435,654                2,117,489
------------------------------------------------------------------------------------------------------------------------------------


                                                                 1,539,984                  435,654                6,521,088
------------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                   261,449                   14,324                  257,235

CASH (DEFICIENCY), BEGINNING                                        (4,214)                 (76,167)                  -
------------------------------------------------------------------------------------------------------------------------------------

CASH (DEFICIENCY), ENDING                                 $         257,235        $        (61,843)          $      257,235
====================================================================================================================================

NON-CASH FINANCING AND INVESTING ACTIVITIES

  Common stock issued to settle debt                      $         -              $         -                $      600,000
  Common stock issued on conversion of convertible
   notes                                                            543,720                  -                       968,720
  Common stock issued for interest                                  -                        -                        30,000
  Common stock issued for services                                  694,253                  -                       734,657
  Common stock issued on conversion of Class B shares               193,720                  -                       193,720
------------------------------------------------------------------------------------------------------------------------------------


                                                          $       1,431,693        $         -                $    2,527,097
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S.$)

--------------------------------------------------------------------------------

MARCH 31, 2000

1.  UNAUDITED FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000.

    The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 1999 and 1998 as contained in the Company's Form 10-KSB for its year ended December 31, 1999. Such financial statements should be read in connection with these financial statements.

2.  INCOME TAXES

    The Company has reviewed its net deferred tax asset for the three month period ended March 31, 2000, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage. As a result, the Company's net deferred tax has been fully reserved.

3.  NEW ACCOUNTING STANDARD

    In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which established accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 2000, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments as fair value on an on-going basis. The Company is considering the effect of adopting SFAS 133 on its financial statements and has

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S.$)

-------------------------------------------------------------------------------

MARCH 31, 2000

    preliminarily determined that it will have no effect on the Company's financial condition or results of operations. The Company plans to adopt the statement on July 1, 2000.

4.  RECLASSIFICATION

    Certain reclassifications of prior year balances have been made to conform to current year classifications.

5.  REVERSE TAKEOVER - SHARE EXCHANGE AGREEMENT

    During the quarter ended March 31, 2000, the Company completed its acquisition of InForetech Golf Technology 2000 Inc. ("IGT") pursuant to the terms of a Share Exchange and Finance agreement dated December 16, 1999. The Company issued 3,134,249 Class A common shares and 7,095,750 units consisting of Class B preference shares of InForetech Holdings Ltd. and Class B special voting shares of the Company, in exchange for all of the issued and outstanding shares of IGT. As a result of this transaction, the former shareholders of IGT held the majority of the shares of the Company and accordingly, the business combination has been accounted for as a reverse takeover with IGT as the deemed acquiror. These consolidated financial statements reflect the acquisition of IGT by the Company and are deemed to be a continuation of IGT. As a consequence, the comparative figures presented in the consolidated financial statements are those of IGT.

6.  PRIVATE PLACEMENTS

    During the quarter ended March 31, 2000, the Company completed two private placements totalling 775,000 common shares. Proceeds from these placements totalled $3,152,000. $1,500,000 of the proceeds were used to repay a loan from Mercer Capital Corp.

    See Part II "Other Information", Item 2 - Changes in Securities and Use of Proceeds.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

Inforetech Wireless Technology Inc. (the "Company") is a development stage company, which through its subsidiary Inforetech Golf Technology 2000 Inc. ("Inforetech Golf") has created a wireless pace of play information system for golf courses under the name "InFormer 2000." The InFormer 2000 system uses data from global positioning satellites (GPS) managed and communicated through a variety of advanced technologies.

During the quarter ended March 31, 2000, the Company completed its acquisition of InForetech Golf Technology 2000 Inc. ("IGT") pursuant to the terms of a Share Exchange and Finance agreement dated December 16, 1999. The Company issued 3,134,249 Class A common shares and 7,095,750 units consisting of Class B preference shares of InForetech Holdings Ltd. and Class B special voting shares of the Company, in exchange for all of the issued and outstanding shares of IGT. As a result of this transaction, the former shareholders of IGT held the majority of the shares of the Company and accordingly, the business combination has been accounted for as a reverse takeover with IGT as the deemed acquiror. These consolidated financial statements reflect the acquisition of IGT by the Company and are deemed to be a continuation of IGT. As a consequence, the comparative figures presented in the consolidated financial statements are those of IGT.

Since inception, Inforetech Golf has been engaged in research and development of the InFormer 2000 system. During the latter half of 1999, Inforetech Golf brought in house a considerable portion of the research and development that it had formerly sub-contracted. This strategic decision enabled the company to better monitor the integration of the various technologies and to position itself for the transition from prototype to commercial production. This decision also resulted in a sharp increase in payroll costs as company employees replaced sub-contractors.

The Company is currently conducting product evaluations. Early results from these evaluations indicate that the product is performing well in a number of respects; the results also indicate the need for further modifications in order to meet the Company's product performance expectations. The Company anticipates that its product evaluations and modifications will continue into the third quarter of 2000 and intends to commercialize the system following their successful completion.

Over the next twelve months, the Company is projecting a substantial increase in its workforce as the development of the first product reaches completion and the product is commercialized.

Under the terms of the Share Exchange and Finance Agreement dated December 16, 1999 between the Company, Inforetech Golf, its Founding Shareholders and Mercer Capital Corp it was agreed that the Company would create a stock option plan for its directors, officers and employees. Currently this plan is being formalized but is not complete.

The forward looking statements in this Item 2 reflect assumptions made by management and management's beliefs based on information currently available to it. The Company's future operations, liquidity and capital resources will be impacted by the Company's ability to timely and successfully complete product development and testing, the outcome of end-user product evaluations, the available supply of units to meet anticipated market demand and obtaining additional financial resources.

Results of Operations:

Three month periods Ended March 31, 2000 and 1999.

The Company had no revenue for the quarter ended March 31, 2000 or the quarter ended March 31, 1999.

The net loss for the three months ended March 31, 2000 was $1,468,975 compared with a net loss of $513,684 for the three months ended March 31, 1999.

Administration expenses for the three months ended March 31, 2000 were $456,080 compared to $108,097 for the same period in 1999. The increase was primarily due to a substantial increase in the amount of legal, audit and consulting fees incurred. In addition, administrative salaries increased year over year as the Company added to its administrative staff. For the three months ended March 31, 2000, the CEO and Founder, Mr. Bob Silzer Sr., was paid a salary. For the three months ended March 31, 1999, Mr. Bob Silzer, Sr. was not paid a salary.

Depreciation expenses for the three months ended March 31, 2000 were $20,554 compared to $2,891 for the same period in 1999. The increase in depreciation was a result of (1) an increase in the fixed asset base and (2) fixed assets are depreciated at half the depreciation rate in the year of acquisition, compared to the full year's depreciation in subsequent years.

Financing costs for the three months ended March 31, 2000 were $477,297 compared to $66,316 for the same period in 1999. The primary reason for the increase in financing costs was the placement and finders' fees associated with the private placement of $3,152,000.

Marketing costs for the three months ended March 31, 2000 were $100,096 compared to $65,651 for the same period in 1999. The primary reason for the increase in marketing costs was an increase in both salaries and trade show expenses.

Research and development expenses for the three months ended March 31, 2000 were $414,948 compared to $270,729 for the same period in 1999. The primary reasons for the increase are (1) acceleration of the completion of the first stage of development (2) bringing in house of a substantial part of the work that was formerly undertaken by sub-contractors and (3) an increase in payroll costs as the Company undertook a major hiring program of engineers and other technical staff.

Liquidity and Capital Resources:

At March 31, 2000, the Company had cash of $257,235 compared to bank indebtedness of $4,214 at December 31, 1999.

For the three months ended March 31, 2000, operating activities used cash of $1,223,845 compared to $398,422 for the same period in 1999. The principal reason for the increase in cash usage in the current period was the increase in the net loss as the Company expanded its administration, marketing and research and develop departments.

For the three months ended March 31, 2000 the Company purchased fixed assets of $54,690 compared to $22,908 for the same period in 1999.

Financing activities provided cash of $ 1,539,984. The Company raised through a private placement of common stock $3,152,000 from which loans and promissory notes of $1,612,016 were repaid.

During the three months ended March 31, 2000, $543,720 of convertible notes were converted to common stock. During the same period, $694,253 of common stock were issued for services.

The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. Additional financing will be required for current and long-term research and development, marketing and working capital. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

In January 2000, the Company issued 375,000 shares to two accredited investors for an aggregate of $1,500,000 in connection with a private placement pursuant to Section 4(2) of the Securities Act, as amended.

In January 2000, the Company issued 400,000 shares to two accredited investors for an aggregate of $1,652,000 in connection with a private placement pursuant to Section 4(2) of the Securities Act.

As consideration for a placement fee in connection with the private placements listed above, the Company issued 100,000 shares of its Class A Common Equity Voting Stock pursuant to Section 4(2) of the Securities Act and paid $50,000 to one accredited investor pursuant to Section 4(2) of the Securities Act.

In March 2000, the Company issued 193,720 shares of its Class A Common Equity Voting Stock to one accredited investor to settle the $193,720 debt owed by InForetech Golf Technology Inc. pursuant to Section 4(2) of the Securities Act.

In March 2000, the Company issued 162,500 shares of its Class A Common Equity Voting Stock to two accredited investors as consideration for legal fees pursuant to Section 4(2) of the Securities Act.

In February 2000, the Company issued 174,333 shares of its Class A Common Equity Voting Stock to one accredited investor as consideration for services rendered pursuant to Section 4(2) of the Securities Act.

In February 2000, the Company allotted and issued 3,134,249 shares of its Class A Common Equity Voting Stock to 21 accredited investors and 7,095,750 units consisting of Class A and Class B preference shares of InForetech Holdings Ltd. and Class B special voting shares of the Company to six accredited investors pursuant to Section 4(2) of the Securities Act. On or about February 2, 2000, the majority of such shares were delivered to the founding shareholders of InForetech Golf Technology 2000 Inc. in exchange for their Class A shares of such company. The Company also made an Exchange Offer to the balance of the shareholders of InForetech Golf Technology 2000 Inc. and as such other sharehoders execute and return the Exchange Offer and transmittal documents to the Company, the Company delivers shares to them. To date the majority of the non-founding shareholders have exchanged their InForetech Golf Technology 2000 Inc. shares for shares of the Company. The Company anticipates that the few remaining shareholders of InForetech Golf Technology 2000 Inc. will exchange their shares in the immediate future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27.1  Financial Data Schedule

    (b)  Reports on Form 8-K

         None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INFORETECH WIRELESS TECHNOLOGY INC.
                                     -----------------------------------
                                                 (Registrant)

Date:  May 15, 2000                  By: /s/ ROBERT C. SILZER, SR.
                                         ---------------------------
                                         Robert C. Silzer, Sr.
                                         Chief Executive Officer
                                         (Duly authorized officer)



Date:  May 15, 2000                  By: /s/ ROBERT C. SILZER, JR.
                                         -------------------------
                                         Robert C. Silzer, Jr.
                                         President, Secretary and Treasurer
                                         (Principal financial officer)