Form 10QSB
period 2000-06-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2000-08-14
CIK 29233

                      U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                Commission File Number:
 June 30, 2000                                              0-25963

                      INFORETECH WIRELESS TECHNOLOGY INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        NEVADA                                        88-0350120
      ---------                                       ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                        Suite 214, 5500 - 152nd Street
                       Surrey, British Columbia V35-8E7
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                (604) 576-7442
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                               Yes    X     No
                                    ----       ----

The number of shares of Common Stock, par value $ .001 per share, outstanding as of June 30, 2000 is 10,989,522

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                ---      ---

                      INFORETECH WIRELESS TECHNOLOGY INC.

                             INDEX TO FORM 10-QSB

                                 June 30, 2000


                                                                                                         Page #
PART I.  Financial Information

Item 1                              Financial Statements -

                                    Consolidated Balance Sheets (Unaudited)
                                    for June 30, 2000 and December 31, 1999                                  3


                                    Consolidated Statement of Operations and Deficit for                     4
                                    the three months ended June 30, 2000 and 1999; six
                                    months ended June 30, 2000 and 1999 and Inception to
                                    June 30, 2000

                                    Consolidated Statement of Stockholders' Equity                           5
                                    (Unaudited) for the six months ended June 30, 2000

                                    Consolidated Statement of Cash Flows (Unaudited) for                     6
                                    the three months ended June 30, 2000 and 1999; six
                                    months ended June 30, 2000 and 1999 and Inception to
                                    June 30, 2000

                                    Notes to Consolidated Financial Statements                               7

Item 2.                             Management's Discussion and Analysis of Financial                       10
                                    Condition and Results of Operation

PART II.  Other Information

Item 1.                             Legal Proceedings                                                       12
Item 2.                             Changes in Securities and Use of Proceeds                               12
Item 3.                             Defaults Upon Senior Securities                                         12
Item 4.                             Submission of Matters to a Vote of Security Holders                     12
Item 5.                             Other Information                                                       12
Item 6.                             Exhibits and Reports on Form 8-K                                        12

                                    Signatures                                                              12

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                      INFORETECH WIRELESS TECHNOLOGY INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                                                   June 30,       December 31,
                                                                                                     2000             1999
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
 Amounts receivable                                                                              $    37,105     $    83,507
 Deposits and prepaid expenses                                                                        56,368          47,786
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      93,473         131,293
PROPERTY AND EQUIPMENT, net                                                                          255,986         204,068
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $   349,459     $   335,361
=================================================================================================================================

LIABILITIES

CURRENT LIABILITIES
 Bank indebtedness                                                                               $   212,580     $     4,214
 Accounts payable and accrued liabilities                                                            701,754         526,261
 Loans payable                                                                                       300,000       1,500,000
 Convertible promissory notes  - Series A                                                            100,000         100,000
                               - others                                                              279,951         834,759
 Promissory notes payable, related parties                                                           817,969         869,746
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,412,254       3,834,980
-------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value.
 Authorized 100,000,000 Class A, voting, participating shares;
 Issued: 2000-10,989,522; 1999-2,173,917                                                              10,989           2,174
Special voting stock, $.001 par value.
 Authorized 10,000,000 Class B, voting, convertible, non-participating shares;
 Issued: 2000-6,902,030; 1999-7,095,750                                                                6,902           7,096
Additional paid-in capital                                                                         6,539,057       1,737,732
Deficit accumulated during development stage                                                      (8,619,743)     (5,246,621)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (2,062,795)     (3,499,619)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $   349,459     $   335,361
================================================================================================================================




The accompanying notes are an integral part of these financial statements.

                      INFORETECH WIRELESS TECHNOLOGY INC.

               CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        AND INCEPTION TO JUNE 30, 2000


                                                                                                           Total from
                                                For the 3 months ended        For the 6 months ended      inception to
                                                June 30,       June 30,       June 30,       June 30,       June 30,
                                                  2000           1999           2000           1999            2000
------------------------------------------------------------------------------------------------------------------------

EXPENSES
 Administration                               $   381,629    $   233,961    $   837,709    $   342,057     $ 1,963,317
 Depreciation                                       7,355          2,891         27,909          5,781          60,735
 Finance costs                                    388,281         91,044        415,578        157,360         970,812
 Marketing                                        438,377        121,331        538,473        186,982       1,089,076
 Research and development                       1,138,505        197,404      1,553,453        468,133       3,480,685
------------------------------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS                (2,354,147)      (646,631)    (3,373,122)    (1,160,313)     (7,564,625)

DEFICIT ACCUMULATED DURING
  DEVELOPMENT STAGE, BEGINNING                 (6,265,596)    (2,550,932)    (5,246,621)    (2,037,250)              -
 Deficiency on acquisition of subsidiary
 company acquired in a related party
 transaction                                            -              -              -              -      (1,055,118)
------------------------------------------------------------------------------------------------------------------------
DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE, ENDING                    $(8,619,743)   $(3,197,563)   $(8,619,743)   $(3,197,563)    $(8,619,743)
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      10,924,687      3,308,582     10,426,602      3,308,582
------------------------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE                              $(0.22)        $(0.20)        $(0.32)        $(0.35)
========================================================================================================================



The accompanying notes are an integral part of these financial statements.

                      INFORETECH WIRELESS TECHNOLOGY INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000




----------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                           Common stock        Special voting stock
                                       --------------------   ----------------------
                                                                                        Additional                       Total
                                         Number                 Number                    paid-in      Accumulated    stockholders'
                                       of shares    Amount     of shares     Amount       capital        deficit          equity
----------------------------------------------------------------------------------------------------------------------------------

Deemed common shares issued to
 founders for cash                              -   $     -            1     $    -      $        1    $         -      $         1
Deemed common shares issued for
 purchase of InForetech Golf
 Technology Inc.                                -         -    5,250,000      5,250          (5,249)    (1,055,118)      (1,055,117)
Deemed common shares issued for
 services                                 404,250       404            -          -               -              -              404
Deemed common shares issued for cash      225,000       225    1,845,749      1,846         224,774              -          226,845
Deemed common shares issued on
 conversion of convertible
 promissory notes                         300,000       300            -          -         299,702              -          300,002
Deemed common shares issued for
 services                                  40,000        40            -          -          39,960              -           40,000
Deemed common shares issued for cash      399,667       400            -          -         324,350              -          324,750
Deemed common shares issued on
 exercise of stock purchase warrants       50,000        50            -          -          99,950              -          100,000
Deemed common shares issued on
 conversion of promissory notes           125,000       125            -          -         124,874              -          124,999
Deemed common shares issued to
 settle debt                              600,000       600            -          -         599,400              -          600,000
Deemed common shares issued for
 interest                                  30,000        30            -          -          29,970              -           30,000
Net loss                                        -         -            -          -               -     (4,191,503)      (4,191,503)
----------------------------------------------------------------------------------------------------------------------------------
Deemed balance, December 31, 1999       2,173,917     2,174    7,095,750      7,096       1,737,732     (5,246,621)      (3,499,619)
Deemed common shares issued for
 services                                 174,333       174            -          -          69,076              -           69,250
Deemed common shares issued to
   settle debt                            960,332       960            -          -         349,040              -          350,000
-----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as at February
 2, 2000                                3,308,582     3,308    7,095,750      7,096       2,155,848     (5,246,621)      (3,080,369)
Acquisition of InForetech Wireless
 Technology Inc. by InForetech Golf
 Technology 2000 Inc.                   6,156,000     6,156            -          -          (6,156)             -                -
Common stock issued for cash              775,000       775            -          -       3,101,225              -        3,102,000
Common stock issued for services          262,500       262            -          -         224,741              -          225,003
Common stock issued on conversion
 of Class B shares                        193,720       194     (193,720)      (194)              -              -                -
Common stock issued to settle debt        193,720       194            -          -         193,526              -          193,720
Common stock issued on exercise
  of stock options                        100,000       100            -          -          99,900              -          100,000
Compensation related to stock
 options                                        -         -            -          -         381,173              -          381,173
Conversion benefit related to
 convertible loan                               -         -            -          -         388,800              -          388,800
Net loss                                        -         -            -          -               -     (3,373,122)      (3,373,122)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                 10,989,522   $10,989    6,902,030     $6,902      $6,539,057    $(8,619,743)     $(2,062,795)
==================================================================================================================================



The accompanying notes are an integral part of these financial statements.

                      INFORETECH WIRELESS TECHNOLOGY INC.

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        AND INCEPTION TO JUNE 30, 2000


                                                                                                              Total from
                                                    For the 3 months ended       For the 6 months ended      inception to
                                                     June 30,      June 30,      June 30,       June 30,       June 30,
                                                      2000         1999           2000           1999            2000
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss and comprehensive loss                   $(2,354,147)   $(646,631)   $(3,373,122)   $(1,160,313)    $(7,564,625)
 Adjustment to reconcile net loss to
  cash used in operating activities:
   Compensation related to stock options               381,173            -        381,173              -         381,173
   Conversion benefit related to
     convertible loan                                  388,800            -        388,800              -         388,800
   Depreciation                                          7,355        2,891         27,909          5,781          60,735
   Expenses paid by issuance of stock                        -            -        294,253              -         364,657
 Changes in operating assets and liabilities:
  Accounts receivable                                   26,896       (7,082)        46,402        (12,555)        (37,105)
  Deposits and prepaid expenses                        393,408       (3,720)        (8,582)        (7,045)        (56,368)
  Accounts payable and accrued liabilities             262,686       25,840        175,493        147,008         701,753
-----------------------------------------------------------------------------------------------------------------------------
                                                      (893,829)    (628,702)    (2,067,674)    (1,027,124)     (5,760,980)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                    (25,137)     (20,530)       (79,827)       (43,438)       (316,721)
 Advances to related company                                 -            -              -              -      (1,055,118)
-----------------------------------------------------------------------------------------------------------------------------
                                                       (25,137)     (20,530)       (79,827)       (43,438)     (1,371,839)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                          100,000      477,251      3,202,000        477,251       3,853,599
 Loan proceeds                                         300,000      500,000        300,000        500,000       2,500,000
 Loan repayments                                             -            -     (1,500,000)             -      (1,600,000)
 Borrowings under line of credit                       212,580        7,785        208,366         (6,539)        212,580
 Promissory notes                                       49,151     (335,804)       (62,865)        99,850       2,166,640
-----------------------------------------------------------------------------------------------------------------------------
                                                       661,731      649,232      2,147,501      1,070,562       7,132,819
-----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                           (257,235)           -              -              -               -

CASH, BEGINNING                                        257,235            -              -              -               -
-----------------------------------------------------------------------------------------------------------------------------
CASH, ENDING                                       $         -    $       -              -    $         -     $         -
=============================================================================================================================

NON-CASH FINANCING AND INVESTING ACTIVITIES
 Common stock issued to settle debt                $         -    $       -    $         -    $         -     $   600,000
 Common stock issued on conversion of
  convertible notes                                          -            -        543,720              -         968,720
 Common stock issued for interest                            -            -              -              -          30,000
 Common stock issued for services                            -            -        294,253              -         364,657
 Common stock issued on conversion of
  Class B shares                                             -            -        193,720              -         193,720
-----------------------------------------------------------------------------------------------------------------------------
                                                   $         -    $       -    $ 1,031,693    $         -     $ 2,157,097
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                      INFORETECH WIRELESS TECHNOLOGY INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

------------------------------------------------------------------------------
JUNE 30, 2000

1. UNAUDITED FINANCIAL STATEMENTS

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000.

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

   Since June 30, 2000 the Company has acquired additional financing of $1,000,000 through the issuance of a convertible note. The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. Additional financing will be required for current and long-term research and development, marketing and working capital. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

2. INCOME TAXES

   The Company has reviewed its net deferred tax asset for the six month period ended June 30, 2000, together with net operating loss carryforwards, and accordingly has not given recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage. As a result, the Company's net deferred tax has been fully reserved.

3. NEW ACCOUNTING STANDARD

   In June 1998, the U.S. Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000 the companion statement No. 138 (collectively "SFAS 133"). SFAS 133, which will become effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments on the balance sheet as either assets or liabilities with measurement at fair value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on the intent and nature of the derivative instrument. There are many complexities to this new standard and the Company is currently evaluating the impact that SFAS 133 will have on its financial statements. The effects of adopting the new standard are not reasonably determinable at this time, nor has the Company determined how it will account for the transition provisions contained in SFAS 133. The Company will adopt SFAS 133 on or before January 1, 2001.

4. RECLASSIFICATION

   Certain reclassifications of prior year balances have been made to conform to current year classifications.

5. REVERSE ACQUISITION OF INFORETECH GOLF TECHNOLOGY 2000 INC.

   On February 2, 2000, the shareholders of InForetech Golf Technology 2000 Inc. ("IGT") sold their 100% interest in IGT to the Company in consideration for 3,308,582 Class A common shares and 7,095,750 units consisting of Class B preference shares of InForetech Holdings Ltd. and Class B special voting shares of the Company pursuant to a share exchange and finance agreement dated December 16, 1999. As a result of the transaction, the former shareholders of IGT held the majority of the shares of the Company. Accordingly, this transaction is considered an acquisition of the Company (the accounting subsidiary/legal parent) by IGT (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of the Company by IGT in these consolidated financial statements. The Company had no business operations at the time of the acquisition. The costs of recapitalization have been recorded as additional paid-in capital.

   These consolidated financial statements are issued under the name of the Company, but are a continuation of the financial statements of the accounting acquirer, IGT. IGT's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. The comparative figures presented in the consolidated financial statements are those of IGT.

6. PRIVATE PLACEMENTS

   During the six months ended June 30, 2000, the Company completed two private placements totaling 775,000 common shares. Proceeds from these placements totaled $3,152,000. $1,500,000 of the proceeds were used to repay a loan from Mercer Capital Corp.

   See Part II "Other Information", Item 2 - Changes in Securities and Use of Proceeds.

7. CONVERTIBLE LOAN AGREEMENT

   Pursuant to a Convertible Loan Agreement dated May 9, 2000, the Company borrowed $300,000. The loan is secured by a general security agreement over the Company's assets and promissory note. The loan bears interest at 12% and matures November 8, 2000.

   The lender has the right, at any time prior to the maturity date, to convert any or all of the balance outstanding into Units of the Company at $5.00 per unit. Each unit is comprised of one Class A common share and one share purchase warrant to purchase a Class A share at a price of $5.00 per share. The warrants expire May 9, 2002.

8. STOCK OPTION PLAN

   Pursuant to the terms of the December 16, 1999 Share Exchange and Finance Agreement the Company has created a stock option plan to allow key employees, directors, advisors and representatives of the Company to acquire Company common stock. The company has allocated a total of 4,000,000 options under this plan.

   Stock options outstanding under this plan are summarized as follows:

                                       Option price         Stock options
                                        per share            outstanding
-----------------------------------------------------------------------------
                                          $1.00                 1,710,000
                                          $3.00                   250,000
                                          $7.00                   285,000
-----------------------------------------------------------------------------
                                      $1.00 - $7.00             2,245,000
=============================================================================

  The stock options vest over the next 1 to 3 years and the stock option plan expires on February 1, 2005.

9. STOCK PURCHASE WARRANTS

   At June 30, 2000, Class A share purchase warrants were outstanding as follows:

       Number of Class A        Exercise           Month
       Shares Issuable            Price          of Expiry
------------------------------------------------------------------------
          75,000                 $2.00          January 2001
         150,000                  2.00          February 2001
         150,000                  2.00          March 2001
         100,000                  2.00          May 2001
         125,000                  2.00          June 2001
         200,000                  2.00          September 2001
         120,000                  2.00          October 2001
         530,000                  2.00          December 2001
         274,000                  2.00          January 2002
          62,500                  4.00          January 2002
------------------------------------------------------------------------
       1,786,500
========================================================================

   No warrants were exercised during the quarter.

10. AMALGAMATION OF SUBSIDIARY COMPANIES

   Effective June 30, 2000, the Company's subsidiaries, InForetech Golf Technology 2000 Inc., InForetech Golf Technology, Inc. and InForetech Holdings Inc. were amalgamated into one company which continues under the name InForetech Golf Technology 2000 Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Inforetech Wireless Technology Inc. (the "Company") is a development stage company, which through its subsidiary Inforetech Golf Technology 2000 Inc. ("IGT") has created a wireless pace of play information system for golf courses under the name "Informer 2000". The Informer 2000 system uses data from global positioning satellites (GPS) managed and communicated through a variety of advanced technologies.

In February, 2000, the Company completed its acquisition of IGT. Pursuant to the terms of a Share Exchange and Finance agreement dated December 16, 1999, the Company issued 3,308,582 Class A common shares and 7,095,750 units consisting of Class B preference shares of Inforetech Holdings Ltd. and Class B special voting shares of the Company, in exchange for all the issued and outstanding shares of IGT. As a result of this transaction, the former shareholders of IGT held the majority of the shares of the Company and accordingly, the business combination has been accounted for as a reverse takeover with IGT as the deemed acquiror. These consolidated financial statements reflect the acquisition of IGT by the Company and are deemed to be a continuation of IGT. As a consequence, the comparative figures presented in the consolidated financial statements are those of IGT.

Since inception, IGT has been engaged in research and development of the Informer 2000 system. During the latter half of 1999, IGT brought in house a considerable portion of the research and development that it had formerly sub-contracted. This strategic decision enabled the Company to better monitor the integration of the various technologies and to position itself for the transition from prototype to commercial production. This decision also resulted in a sharp increase in payroll costs as employees replaced sub-contractors.

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


RESULTS OF OPERATIONS

Six-month periods Ended June 30, 2000 and 1999.

The Company had no revenue for the six months ended June 30, 2000 or six months ended June 30, 1999.

The net loss for the 6 months ended June 30, 2000 was $3,373,122 compared with a net loss of $1,160,313 for the 6 months ended June 30, 1999.

Administration expenses for the six months ended June 30, 2000 were $837,709 compared to $342,057 for the same period in 1999. The increase was primarily due to a substantial increase in the amount of legal, audit and consulting fees incurred. In addition, administrative salaries increased period over period as the Company added to its administrative staff.

Depreciation expense for the 6 months ended June 30, 2000 was $27,909, compared to $5,781 for the same period in 1999. The increase was a result of an increase in the property and equipment asset base.

Financing costs for the 6 months ended June 30, 2000 were $415,578 compared to $157,360 for the same period in 1999. The primary reason for the increase was the $388,800 beneficial conversion charge related to a convertible loan.

Marketing costs for the 6 months ended June 30, 2000 were $538,473 compared to $186,982 for the same period in 1999. The primary reason for the increase was an increase in both salaries and trade show expenses.

Research and development expenses for the 6 months ended June 30, 2000 were $1,553,453 compared to $468,133 for the same period in 1999. The primary reasons for the increase were (1) acceleration of the completion of the first stage of development; (2) the bringing in house of a substantial part of the work that was formerly undertaken by sub-contractors; (3) and an increase in payroll costs as the Company undertook a major hiring program of engineers and other technical staff.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had bank indebtedness of $212,580 compared to bank indebtedness of $69,628 at June 30, 1999 and $4,214 at December, 31 1999.

For the six months ended June 30, 2000 operating activities used cash of $2,067,674 compared to $1,027,124 for the same period in 1999. The principal reason for the increase in cash usage in the current period was the increase in the net loss as the Company expanded its administration, marketing and research and development departments.

During the six months ended June 30, 2000 the Company purchased property and equipment of $79,827 compared to $43,438 for the same period in 1999.

For the six months ended June 30, 2000 financing activities provided cash of $2,147,501. The Company raised $3,102,000 of equity through a private placement of common stock, $100,000 from the exercise of options and $300,000 from a convertible loan, from which loans and promissory notes of $1,562,865 were repaid.

For the six months ended June 30, 1999, financing activities provided cash of $1,070,562.The Company raised $ 477,251 of equity and $599,850 in loans and promissory notes.

For the six months ended June 30, 2000, $543,720, of convertible notes were converted to shares of the Company's Class A Common Stock and shares of the Company's Class A Common Stock were issued for $294,253 of services.

Since June 30, 2000 the Company has acquired additional financing of $1,000,000 through the issuance of a convertible note.

The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. Additional financing will be required for current and long-term research and development, marketing and working capital. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so, the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         In May 2000, the Company issued 100,000 shares of Class A Common Equity Stock in connection with the exercise of an option. The Company received $100,000 in payment of the exercise price. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Financial Data Schedule

         (b)  Reports on Form 8-K:

         None.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2000
       ---------------

                                    INFORETECH WIRELESS TECHNOLOGY INC.

                                    By: /s/ Robert C. Silzer, Sr.
                                        -------------------------
                                       Robert C. Silzer, Sr., Chief Executive
                                       Officer
                                       (Duly authorized officer)

                                    By: /s/ Robert C. Silzer, Jr.
                                        -------------------------
                                       Robert C. Silzer, Jr., President,
                                       Secretary and Treasurer (Principal
                                       financial officer)