Form 10QSB
period 2000-09-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2000-11-14
CIK 29233

                      U.S. SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( )  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

For Quarter Ended:                              Commission File Number:
 September 30, 2000                                            0-25963

                      INFORETECH WIRELESS TECHNOLOGY INC.

--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        NEVADA                                        88-0350120
-------------------------------             ------------------------------------

(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                        Suite 214, 5500 - 152nd Street
                       Surrey, British Columbia V35-8E7


--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                (604) 576-7442

--------------------------------------------------------------------------------

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

                               Yes X     No
                                  ---      ---

The number of shares of Common Stock, par value $ .001 per share, outstanding as of September 30, 2000 is 10,989,522

Transitional Small Business Disclosure Format (check one):   Yes       No X
                                                                ---      ---

                      INFORETECH WIRELESS TECHNOLOGY INC.

                             INDEX TO FORM 10-QSB

                              September 30, 2000


PART I.  Financial Information                                                                    Page #
Item 1                              Financial Statements -

                                    Consolidated Balance Sheets (Unaudited) for September
                                    30, 2000 and December 31, 1999                                   3

                                    Consolidated Statement of Operations and Deficit for
                                    the three months ended September 30, 2000 and 1999;
                                    nine months ended September 30, 2000 and 1999 and
                                    Inception to September 30, 2000                                  4

                                    Consolidated Statement of Stockholders' Equity
                                    (Unaudited) for the nine months ended September 30,
                                    2000                                                             5

                                    Consolidated Statement of Cash Flows (Unaudited) for
                                    the three months ended September 30, 2000 and 1999;
                                    nine months ended September 30, 2000 and 1999 and
                                    Inception to June 30, 2000                                       6

                                    Notes to Consolidated Financial Statements                       7

Item 2.                             Management's Discussion and Analysis of Financial
                                    Condition and Results of Operation                              11
PART II.  Other Information

Item 1.                             Legal Proceedings                                               14
Item 2.                             Changes in Securities and Use of Proceeds                       14
Item 3.                             Defaults Upon Senior Securities                                 14
Item 4.                             Submission of Matters to a Vote of Security Holders             14
Item 5.                             Other Information                                               14
Item 6.                             Exhibits and Reports on Form 8-K                                14

                                    Signatures                                                      15

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
CONSOLIDATED BALANCE SHEETS
(U.S.$)


                                                                                                   September 30,    December 31,
                                                                                                       2000             1999
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                                                                             $    629,092     $         -
  Amounts receivable                                                                                     48,970          83,507
  Deposits and prepaid expenses                                                                         176,047          47,786
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        854,109         131,293
PROPERTY AND EQUIPMENT, net                                                                             266,735         204,068
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $  1,120,844     $   335,361
=================================================================================================================================

LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                                                                                $       -        $     4,214
  Accounts payable and accrued liabilities                                                              871,777         526,261
  Loans payable                                                                                         300,000       1,500,000
  Convertible promissory notes          - Series A                                                         -            100,000
                                        - others                                                        274,898         834,759
  Promissory notes payable, related parties                                                             698,968         869,746
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2,145,643       3,834,980
---------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
  8% Series A Convertible Note - due August 4, 2003                                                     663,116           -
  8% Convertible debenture - due August 4, 2005                                                         655,190           -
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1,318,306           -
---------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 222,223 shares subscribed and unissued on September 30, 2000                 222           -
Common stock, $.001 par value.
  Authorized 100,000,000 Class A, voting, participating shares;
  Issued: 2000-11,076,522;1999-6,156,000                                                                 11,076           2,174
Special voting stock, $.001 par value.
  Authorized 10,000,000 Class B, voting, convertible, non-participating shares;
  Issued: 2000-7,002,030; 1999-NIL                                                                        7,002           7,096
Additional paid-in capital                                                                            9,883,191       1,737,732
Deficit accumulated during development stage                                                        (12,244,596)     (5,246,621)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (2,343,105)     (3,499,619)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $  1,120,844     $   335,361
=================================================================================================================================

The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(U.S.$)

                                                                                                                   Total from
                                                  For the 3 months ended            For the 9 months ended        inception to
                                              September 30,    September 30,    September 30,    September 30,    September 30,
                                                  2000             1999             2000             1999             2000
---------------------------------------------------------------------------------------------------------------------------------

EXPENSES
 Administration                                $    744,461      $   237,258     $  1,582,170      $   579,315     $  2,707,778
 Depreciation                                        16,291           16,347           44,200           22,128           77,026
 Finance costs                                      853,603          135,836        1,269,181          293,196        1,824,415
 Marketing                                          814,064          165,073        1,352,537          352,055        1,903,140
 Research and development                         1,029,767          407,343        2,583,220          875,476        4,510,452
---------------------------------------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS                  (3,458,186)        (961,857)      (6,831,308)      (2,122,170)     (11,022,811)

DEFICIT, BEGINNING                               (8,619,743)      (3,197,563)      (5,246,621)      (2,037,250)               -
 Deficiency on acquisition of subsidiary
 company acquired in a related party
 transaction                                                                                                         (1,055,118)
---------------------------------------------------------------------------------------------------------------------------------
DEFICIT, ENDING                                $(12,077,929)     $(4,159,420)    $(12,077,929)     $(4,159,420)    $(12,077,929)
=================================================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                     11,033,022        3,308,582       10,630,964        3,308,582
---------------------------------------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                          $      (0.31)     $     (0.29)    $      (0.64)     $     (0.64)
=================================================================================================================================

The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(U.S.$)

--------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------
                                                  Common stock       Special voting stock
                                             ----------------------  ---------------------
                                               Number                   Number
                                             of shares     Amount     of shares    Amount
--------------------------------------------------------------------------------------------
Deemed common shares issued to founders
 for cash                                         -         $   -             1    $   -
Deemed common shares issued for purchase
 of InForetech Golf Technology Inc.               -             -     5,250,000      5,250
Deemed common shares issued for services        404,250         404       -            -
Deemed common shares issued for cash            225,000         225   1,845,749      1,846
Deemed common shares issued on conversion
 of convertible promissory notes                300,000         300       -            -
Deemed common shares issued for service          40,000          40       -            -
Deemed common shares issued for cash            399,667         400       -            -
Deemed common shares issued on exercise
 of stock purchase warrants                      50,000          50       -            -
Deemed common shares issued on conversion
 of promissory notes                            125,000         125       -            -
Deemed common shares issued to settle debt      600,000         600       -            -
Deemed common shares issued for interest         30,000          30       -            -
Net loss                                          -             -         -            -
--------------------------------------------------------------------------------------------
Balance, December 31, 1999                    2,173,917       2,174   7,095,750      7,096
Deemed common shares issued for services        174,333         174       -            -
Deemed common shares issued to settle debt      960,332         960       -            -
--------------------------------------------------------------------------------------------
Deemed outstanding as at February 2, 2000     3,308,582       3,308   7,095,750      7,096
Acquisition of InForetech Wireless
 Technology Inc. by InForetech Golf
 Technology 2000 Inc.                         6,156,000       6,156       -            -
Common stock issued for cash                    775,000         775       -            -
Common stock issued for services                349,500         349       -            -
Common stock issued on conversion of
 Class B shares                                 193,720         194    (193,720)      (194)
Common stock issued to settle debt              193,720         194       -            -
Common stock issued on exercise
  of stock options                              100,000         100       -            -
Compensation related to stock options             -             -         -            -
Conversion benefit related to convertible
 loans                                            -             -         -            -
Finance costs related to warrants
   and options                                    -             -         -            -
Class B shares issued on conversion
   of Series A promissory note                    -             -       100,000        100
Net loss                                          -             -         -            -
--------------------------------------------------------------------------------------------
Issued and outstanding                       11,076,522     $11,076   7,002,030     $7,002
Subscribed and unissued
 common stock subscribed for
 cash at $4.50 per share                        222,223         222       -            -
--------------------------------------------------------------------------------------------
Balance, September 30, 2000                  11,298,745     $11,298   7,002,030     $7,002
============================================================================================

                                                Additional                              Total
                                                 paid-in        Accumulated          stockholders'
                                                 capital          deficit                equity
                                             --------------   -------------         ---------------
Deemed common shares issued to founders
 for cash                                        $        1    $      -               $         1
Deemed common shares issued for purchase
 of InForetech Golf Technology Inc.                  (5,249)     (1,055,118)           (1,055,117)
Deemed common shares issued for services                  -           -                       404
Deemed common shares issued for cash                224,774           -                   226,845
Deemed common shares issued on conversion
 of convertible promissory notes                    299,702           -                   300,002
Deemed common shares issued for service              39,960           -                    40,000
Deemed common shares issued for cash                324,350           -                   324,750
Deemed common shares issued on exercise
 of stock purchase warrants                          99,950           -                   100,000
Deemed common shares issued on conversion
 of promissory notes                                124,874           -                   124,999
Deemed common shares issued to settle debt          599,400           -                   600,000
Deemed common shares issued for interest             29,970           -                    30,000
Net loss                                                  -      (4,191,503)           (4,191,503)
----------------------------------------------------------------------------------------------------
Balance, December 31, 1999                        1,737,732      (5,246,621)           (3,499,619)
Deemed common shares issued for services             69,076           -                    69,250
Deemed common shares issued to settle debt          349,040           -                   350,000
----------------------------------------------------------------------------------------------------
Deemed outstanding as at February 2, 2000         2,155,848      (5,246,621)           (3,080,369)
Acquisition of InForetech Wireless
 Technology Inc. by InForetech Golf
 Technology 2000 Inc.                                (6,156)          -                     -
Common stock issued for cash                      3,101,225           -                 3,102,000
Common stock issued for services                    801,464           -                   801,813
Common stock issued on conversion of
 Class B shares                                           -           -
Common stock issued to settle debt                  193,526           -                   193,720
Common stock issued on exercise
  of stock options                                   99,900           -                   100,000
Compensation related to stock options               448,439           -                   448,439
Conversion benefit related to convertible
 loans                                              888,800           -                   888,800
Finance costs related to warrants
   and options                                      933,800           -                   933,800
Class B shares issued on conversion
   of Series A promissory note                       99,900           -                   100,000
Net loss                                                  -      (6,831,308)           (6,831,308)
----------------------------------------------------------------------------------------------------
Issued and outstanding                           $8,716,746    $(12,077,929)          $ 3,343,105)
Subscribed and unissued
 common stock subscribed for
 cash at $4.50 per share                            999,778           -                 1,000,000
----------------------------------------------------------------------------------------------------
Balance, September 30, 2000                      $9,716,524    $(12,077,929)          $(2,343,105)
====================================================================================================

  The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S.$)



                                                                                                            Total from
                                              For the 3 months ended           For the 9 months ended      inception to
                                            September 30,    September 30,  September 30,   September 30,  September 30,
                                                 2000            1999            2000          1999            2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $(3,458,186)   $  (961,857)   $(6,831,308)   $(2,122,170)   $(11,022,811)
  Adjustment to reconcile net loss to
    cash used in operating activities:
      Compensation related to stock options        67,266          -            448,439          -             448,439
      Conversion benefit related to
        convertible debt                          500,000          -            888,800          -             888,800
      Finance costs related to warrants
        and options                               252,106          -            252,106          -             252,106
      Depreciation                                 16,291         16,347         44,200         22,128          77,026
      Expenses paid by issuance of stock          576,810                       871,063          -             941,467
  Changes in operating assets and
    liabilities:
    Amounts receivable                            (11,865)         5,999         34,537         (6,557)        (48,970)
    Deposits and prepaid expenses                (119,679)         4,143       (128,261)        (2,902)       (176,047)
    Accounts payable                              170,023         99,110        345,516        246,118         871,776
------------------------------------------------------------------------------------------------------------------------------------
                                               (2,007,234)      (836,258)    (4,074,908)    (1,863,383)     (7,768,214)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment              (27,040)       (74,693)      (106,867)      (118,130)       (343,761)
  Advances to related company                        -              -              -              -          (1,055,118)
------------------------------------------------------------------------------------------------------------------------------------
                                                  (27,040)       (74,693)      (106,867)      (118,130)     (1,398,879)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                  1,000,000         70,000      4,202,000        547,251       4,853,599
  Loan proceeds                                 2,000,000          -          2,300,000        500,000       4,500,000
  Loan repayments                                   -              -         (1,500,000)         -          (1,600,000)
  Borrowings under line of credit                (212,580)       (69,628)        (4,214)       (76,167)          -
  Promissory notes                               (124,054)       929,871       (186,919)     1,029,721       2,042,586
------------------------------------------------------------------------------------------------------------------------------------
                                                2,663,366        930,243      4,810,867      2,000,805       9,796,185
------------------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                  629,092         19,292        629,092         19,292         629,092
CASH, BEGINNING                                     -              -              -              -               -
------------------------------------------------------------------------------------------------------------------------------------
CASH, ENDING                                  $   629,092    $    19,292    $   629,092    $    19,292    $    629,092
====================================================================================================================================

NON-CASH FINANCING AND INVESTING
 ACTIVITIES
  Common stock issued to settle debt           $     -        $     -        $     -        $     -       $    600,000
  Common stock issued on conversion of
    convertible notes                                  -              -            543,720          -             968,720
  Common stock issued for interest                   -              -              -              -              30,000
  Common stock issued for services                 576,810          -            871,063          -             941,467
  Common stock issued on conversion of
  Class B shares                                     -              -            193,720          -             193,720
Class B, special voting stock issued on
  conversion of convertible note                   100,000          -            100,000          -             100,000
------------------------------------------------------------------------------------------------------------------------------------
                                              $   676,810    $     -        $ 1,708,503    $     -        $  2,833,907
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S.$)

--------------------------------------------------------------------------------
SEPTEMBER 30, 2000

1. UNAUDITED FINANCIAL STATEMENTS

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000.

   The balance sheet at December 31, 1999 has been derived from audited financial statements of InForetech Golf Technology 2000 Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 1999 and 1998. Such financial statements should be read in connection with these financial statements.

2. INCOME TAXES

   The Company has reviewed its net deferred tax asset for the nine month period ended September 30, 2000, together with net operating loss carryforwards, and accordingly has not given recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage. As a result, the Company's net deferred tax has been fully reserved.

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

5. REVERSE ACQUISITION OF INFORETECH GOLF TECHNOLOGY 2000 INC.

   On February 2, 2000, the shareholders of InForetech Golf Technology 2000 Inc. ("IGT") sold their 100% interest in IGT to the Company in consideration for 3,308,582 Class A common shares and 7,095,750 units consisting of Class B preference shares of InForetech Holdings Ltd. and Class B special voting shares of the Company pursuant to a share exchange and finance agreement dated December 16, 1999. As a result of the transaction, the former shareholders of IGT held the majority of the shares of the Company. Accordingly, this transaction is considered an acquisition of the Company (the accounting subsidiary/legal parent) by IGT (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of the Company by IGT in these consolidated financial statements because the Company had no business operations at the time of the acquisition. The costs of recapitalization have been recorded as additional paid-in capital.

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

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S.$)

--------------------------------------------------------------------------------
SEPTEMBER 30, 2000

6. FINANCINGS

   During the quarter, the Company entered into a securities purchase agreement with Augustine Funds, L.P. relating to the sale of $1,000,000 in principal amount of Series A 8% convertible Notes due August 4, 2003 and warrants to purchase up to 100,000 shares of Class A common stock. The notes are convertible (plus related interest expense) into Class A common stock at the lessor of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common shares for the five days immediately preceding the conversion date.

   During the quarter, the Company entered into a securities purchase agreement with The Shaar Fund Ltd. relating to the sale of $1,000,000 in principal amount of 8% Convertible Debenture due August 4, 2005 and warrants to purchase up to 100,000 shares of Class A common stock. The debenture is convertible (plus related interest expense) into Class A common stock at the lessor of (i) $5.25 or (ii) 75% of the average of the lowest three closing bid prices of the Company's common shares during the ten trading days immediately preceding the conversion date.

7. CONVERTIBLE LOAN AGREEMENT

   Pursuant to a Convertible Loan Agreement dated May 9, 2000, the Company borrowed $300,000. The loan is secured by a general security agreement over the Company's assets and a promissory note. The loan bears interest at 12% and matures November 8, 2000.

   The lender has the right, at any time prior to the maturity date, to convert any or all of the balance outstanding into Units of the Company at $5.00 per unit. Each unit is comprised of one Class A common share and one share purchase warrant to purchase a Class A share at a price of $5.00 per share. The warrants expire May 9, 2002.

8. STOCKHOLDERS' EQUITY

   During the quarter ended September 30, 2000, the Company issued 87,000 Class A common shares to a consultant for services. The shares were valued at their trading value on the date of issue resulting in a charge to marketing of $576,810 and a corresponding increase to the paid-in capital of the Company.

   A beneficial conversion feature in the amount of $500,000 was recorded as a financing cost during the quarter reflecting the cost of the conversion feature attached to the 8% Series A convertible note and the 8% convertible debenture. Each of these debts are convertible into Class A common shares of the Company at a discount to the market price of the common shares at the date of conversion.

   Additional financing costs totalling $933,800 were recorded during the quarter to recognize the cost of warrants and options issued by the Company. The 8% Series A convertible note and the 8% convertible debenture each have warrants to purchase 100,000 Class A common shares attached to them. The Company also issued an additional 40,000 warrants under a separate finders fee agreement and granted an option to acquire 60,000 Class A common shares to a company as consideration for a loan.

   The warrants and options were valued using the Black-Scholes method under which the values ranged from $1.62 to $3.57.

   Stock based compensation expense for the quarter totalled $67,266 and accretion of the debt discount totalled $31,706.

   Total non-cash operating charges and increases in paid-in capital relating to the above amounted to $2,109,582.

9. STOCK OPTION PLAN

   Pursuant to the terms of the December 16, 1999 Share Exchange and Finance Agreement the Company has created a stock option plan to allow key employees, directors, advisors and representatives of the Company to acquire Company common stock. The Company has allocated a total of 4,000,000 options under this plan.

   Stock options outstanding under this plan are summarized as follows:


                  Option price                  Stock options
                   per share                     outstanding
-------------------------------------------------------------------------------
                     $1.00                         1,710,000
                     $3.00                           250,000
                     $5.00                           110,000
                     $7.00                           285,000
-------------------------------------------------------------------------------
                 $1.00 - $7.00                     2,355,000
===============================================================================

     The stock options vest over the next 1 to 3 years and the stock option plan expires on February 2, 2010. 110,000 options were issued during the quarter.

INFORETECH WIRELESS TECHNOLOGY INC.
(a development stage company)
(unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S.$)

-------------------------------------------------------------------------------
SEPTEMBER 30, 2000

10.  STOCK PURCHASE WARRANTS

     At September 30, 2000, Class A share purchase warrants were outstanding as follows:

        Number of Class A      Exercise      Month
         Shares Issuable         Price     of Expiry
--------------------------------------------------------------------------------
                75,000           $2.00    January 2001
               150,000            2.00    February 2001
               150,000            2.00    March 2001
               100,000            2.00    May 2001
               125,000            2.00    June 2001
                40,000            6.25    August 2001
               200,000            2.00    September 2001
               120,000            2.00    October 2001
               530,000            2.00    December 2001
               274,000            2.00    January 2002
                62,500            4.00    January 2002
               100,000            6.25    August 2005
               100,000             *      August 2005
--------------------------------------------------------------------------------
             2,026,500
================================================================================

    No warrants were exercised during the quarter.

    * See Note 6

11. AMALGAMATION OF SUBSIDIARY COMPANIES

    Effective June 30, 2000, the Company's subsidiaries, InForetech Golf Technology 2000 Inc., InForetech Golf Technology, Inc. and InForetech Holdings Inc. were amalgamated into one company which continues under the name InForetech Golf Technology 2000 Inc.

12. ACQUISITION OF PROSHOT GOLF, INC.

    On August 21, 2000, the Company signed a binding letter of intent to acquire a 100% equity interest in ProShot Golf, Inc. in a share exchange transaction. The definitive purchase agreement was signed on November 7, 2000, with finalization of the transaction being subject to completion of the due diligence.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------


Overview:
---------

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

Since inception IGT has been engaged in research and development of the Informer 2000 system. During the latter half of 1999, IGT brought in house a considerable portion of the research and development that it had formerly sub-contracted. This strategic decision enabled the Company to better monitor the integration of the various technologies and to position itself for the transition from prototype to commercial production. This decision also resulted in a sharp increase in payroll costs as employees replaced sub-contractors.

The Company is currently conducting product evaluations. Early results from these evaluations indicate that the product is performing well in a number of respects; the results also indicate the need for further modifications in order to meet the Company's product performance expectations. The Company anticipates that its product evaluations and modifications will be completed by the end of the fourth quarter of 2000 with product introduction to the world market at the PGA show in Orlando in January 2001.

On August 21, 2000 the Company signed a binding letter of intent to acquire ProShot Golf Inc. ("ProShot") in a share exchange transaction. On November 7, 2000 the Company signed a definitive purchase agreement. Completion of the transaction is subject to the completion of among other things an audit and review of ProShot financial statements and the delivery of a fairness opinion from the Company's investment banker.

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



Results of Operations:

Nine-month periods Ended September 30, 2000 and 1999.

The Company had no revenue for the nine months ended September 30, 2000 or nine months ended September, 1999.

The net loss for the 9 months ended September 30, 2000 was $6,831,308 compared with a net loss of $2,122,170 for the 9 months ended September 30, 1999.

Administration expenses for the nine months ended September 30, 2000 were $1,582,170 compared to $579,315 for the same period in 1999. The increase was primarily due to a substantial increase in the amount of legal, audit, tax, public relations and consulting fees incurred. In addition, administrative salaries increased period over period as the Company added to its administrative staff.

Depreciation expense for the 9 months ended September 30, 2000 was $44,200, compared to $22,128 for the same period in 1999. The increase was a result of an increase in the property and equipment asset base.

Financing costs for the 9 months ended September 30, 2000 were $1,269,181 compared to $293,196 for the same period in 1999. The increase was primarily due to a charge of $ 888,800 with respect to the beneficial conversion features relating to a loan, the 8% Series A convertible note and the 8% convertible debenture and $ 220,400 related to warrants and options.

Marketing costs for the 9 months ended September 30, 2000 were $1,352,537 compared to $352,055 for the same period in 1999. The increase was primarily due to a charge of $ 576,810 with respect to 87,000 shares of common stock issued in 2000 for services provided in prior years and $ 386,664 of compensation relating to stock options issued to consultants.

Research and development expenses for the 9 months ended September 30, 2000 were $2,583,220 compared to $875,476 for the same period in 1999. The primary reasons for the increase were (1) acceleration of the completion of the first stage of development; (2) the bringing in house of a substantial part of the work that was formerly undertaken by sub-contractors; (3) and an increase in payroll costs as the Company undertook a major hiring program of engineers and other technical staff.



Liquidity and Capital Resources


At September 30, 2000 the Company had cash of $629,092 compared to cash of $19,293 at September 30, 1999 and $4,214 at December, 31 1999.

For the nine months ended September 30, 2000 operating activities used cash of $ 4,074,908 compared to $1,863,383 for the same period in 1999. The principal reason for the increase in cash usage in the current period was the increase in the net loss as the Company expanded its administration, marketing and research and development departments.

During the nine months ended September 30, 2000 the Company purchased property and equipment of $106,867 compared to $118,130 for the same period in 1999.

For the nine months ended September 30, 2000 financing activities provided cash of $ 4,810,867. The Company raised $ 3,102,000 of equity through a private placement of common stock, $1,000,000 of equity through a private placement of common stock, which was subscribed for at September 30, but issued in October, $ 100,000 of equity from the exercise of options, $300,000 from a convertible loan, $1,000,000 from a convertible note and $1,000,000 from a convertible debenture from which loans and promissory notes of $1,686.919 were repaid.

For the nine months ended September 30, 1999, financing activities provided cash of $ 2,000,805.The Company raised $ 547,251 of equity and $1,529,721 in loans and promissory notes.


The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As of September 30, 2000 and the date of this Report, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able to continue in operation for a limited period of time. Accordingly, additional financing will be required for current and long-term research and development, marketing and working capital. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so, the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         In August 2000, pursuant to a securities purchase agreement with Augustine Funds, L.P., the Company sold $1,000,000 in principal amount of Series A 8% convertible Notes due August 4, 2003 and issued warrants to purchase up to 100,000 shares of Class A common stock. The notes are convertible (plus related interest expense) into Class A common stock at the lessor of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common shares for the five days immediately preceding the conversion date.

         In August 2000, pursuant to a securities purchase agreement with The Shaar Fund Ltd., the Company sold $1,000,000 in principal amount of 8% Convertible Debenture due August 4, 2005 and warrants to purchase up to 100,000 shares of Class A common stock. The debenture is convertible (plus related interest expense) into Class A common stock at the lessor of (i) $5.25 or (ii) 75% of the average of the lowest three closing bid prices of the Company's common shares during the ten trading days immediately preceding the conversion date.

         In August 2000 the Company issued 87,000 Class A common shares to a consultant for services. The shares were valued at their trading value on the date of issue resulting in a $576,810 increase to the paid-in capital of the Company.

         In August 2000 the Company issued 100,000 Class B shares on conversion of a Series A promissory note.

         In September 2000 the Company received $1,000,000 from a director of the Company in connection with a private placement of 222,223 shares which, were issued in October 2000

         All of the securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Dated: November 11, 2000
       -----------------

                                   INFORETECH WIRELESS TECHNOLOGY INC.

                                   By: /s/ Robert C. Silzer, Sr.
                                      ------------------------------------------
                                           Robert C. Silzer, Sr., Chief
                                           Executive Officer
                                           (Duly authorized officer)

                                   By: /s/ Robert C. Silzer, Jr.
                                      -------------------------
                                           Robert C. Silzer, Jr., President,
                                           Secretary and Treasurer (Principal
                                           financial officer)