Form 10KSB
period 2000-12-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2001-04-19
CIK 29233

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2000

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
    (State of other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)                Identification Number)


          Suite 214, 5500 - 152nd Street
          Surrey, British Columbia                       V3S-8E7
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues for the fiscal year ended December 31, 2000 were $0.

The aggregate market value of the Class A Common Equity Voting Stock held by non-affiliates of the registrant as of March 30, 2001 amounted to approximately $3.23 million.

Registrant had 15,798,745 shares of Class A Common Equity Voting Stock, $.001 par value per share and 7,002,030 shares of Class B Common Equity Non-participating Voting Stock, $.001 par value, outstanding as of March 30, 2001.

Documents Incorporated by Reference (to the extent indicated herein):  See
Exhibit index

                                    PART I.

                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

Overview


     At December 31, 2000 Inforetech Wireless Technology Inc. (Inforetech) was a development stage company that has created a pace-of-play information system (Inforemer), for golf courses. The Company's innovative and cost-effective products provide wireless communications and global positioning system ("GPS") solutions for mobile and fixed asset management applications. The Company has targeted the golf market for the initial product launch of its hand-held Portable Recreational Devices (PRD). Inforetech has three test installations in place and is now taking orders.

     Pursuant to the Agreement and Plan of Merger dated as of November 7, 2000 (the "Merger Agreement") among Inforetech Wireless Technology, Inc. (the "Company"), Inforetech Merger Sub, Inc. ("Merger Sub") and ProShot Golf, Inc. ("ProShot"), on January 12, 2001, [the "Closing"] the Company acquired by means of the merger (the "Merger") of Merger Sub into ProShot, all of the outstanding capital stock of ProShot. As a result of the Merger, ProShot became a wholly owned subsidiary of the Company. Pursuant to the Merger, the shareholders of ProShot are entitled to receive an aggregate of 4,500,000 shares of Class A Common Stock of the Company (the "Merger Shares"). Out of the 4,500,000 Merger Shares, 765,000 shares were placed in escrow in connection with the indemnification obligations of ProShot under the Merger Agreement.

     The Company has agreed to use its best efforts to cause the release of all shareholder guarantees of debt identified on the ProShot Disclosure Schedule (the "Shareholder Guarantees"). In connection therewith, an additional 960,000 shares of Inforetech Class A Common Shares (the "Guarantee Escrow Shares") were placed in escrow for the benefit of the ProShot shareholders providing the Shareholder Guarantees (the "Guarantors"). Commencing 90 days following the Closing, if the Shareholder Guarantees have not been released in full, 1/12 of the Guarantee Escrow Shares are to be released from escrow each month, or portion thereof, and delivered into a second escrow until the Shareholder Guarantees have been released in full. In the event that any call is made on any of the Shareholder Guarantees after the Closing as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares immediately are to be released from escrow and delivered into a second escrow for the benefit of the Guarantors. If none of the Stockholders Guarantees are released in full, the Guarantee Escrow Shares shall be distributed to all of the ProShot stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the transaction. As of the date of this Report, the Company has not been in a financial position to have the Shareholders Guarantees released. The Company is currently in negotiations with the Guarantors for an extension and/or renewal of the Shareholders Guarantees.

     As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $13,454,421 at December 31, 2000 and, as of that date, a working capital deficiency of $3,379,545. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Business Summary

     The combination of Inforetech and ProShot (together, the "Company") creates the leading GPS provider within the golf segment, and strengthens the Company's industry relationships and enhances its engineering and sales force. The Company believes that ProShot, with an installed base of approximately 150 courses, is the industry leader. ProShot has course installations in USA, Canada, Panama, Spain, England, Portugal, Australia, Malaysia, Singapore and China.

     As used in this Report, where appropriate, reference to the Company includes Inforetech and its subsidiaries, including ProShot (after January 12, 2001). The Company is the only provider of GPS based golf solutions to offer both hand-held and cart-based products. The Company's hand-held product, the Inforemer, (developed by Inforetech) is a high-resolution device that can be carried or attached to a golf bag or power cart. The Inforemer display gives a full overview of the course at each hole, including the topography of each green, distance measurements to the pin, green-side bunkers and water hazards. The system also allows course management to monitor the current and past location of each player, enabling course management to control traffic, increase the pace of play of golfers and thereby increase golf course revenue. In addition, the system offers clubhouse management the ability to instantly communicate with players and through wireless communications offer the golfer merchandise or refreshments. The Company's cart-based systems (developed by ProShot) include the same functionality as the hand-held units but also include advanced graphics, color displays and mobile asset tracking capabilities, among other features.

     The golf industry has experienced strong growth, and enjoys an affluent customer demographic. In the U.S., more than 30 million Americans play golf, up from just 3.5 million in 1950. Internationally, the National Golf Foundation ("NGF") estimates that more than 50 million golfers play on 37,000 courses. Despite the large number of courses, there are only approximately 400 GPS based golf management systems installed in North America, a penetration of just under 2.5% in North America, and less than 1% worldwide.

     The Company's strategic alliances include some of the golf industry's leading companies such as American Golf Corporation ("American Golf"), which manages over 350 golf course properties in the U.S., and the Toro Company ("Toro"), which is the world leader in turf maintenance solutions to golf courses. In addition, the Company has formed alliances with leading GPS and software companies including Trimble Navigation, Conexant and Intrinsyc Software.

Industry


     As one of the oldest organized sports in the world, golf is enjoyed by over 30 million Americans. The game's ongoing vitality is evidenced by its ability to attract participants from all demographic strata and skill groups. The game has been transformed from a sport enjoyed by a few, to a sport enjoyed by a broad cross-section of society. According to the National Golf Foundation's 1999 publication "A Strategic Perspective on the Future of Golf," prepared
             ---------------------------------------------
collaboratively by the National Golf Foundation and the international management-consulting firm, McKinsey & Company, golf has enjoyed explosive growth over the last 50 years. More recently, there has also been a strong growth in golf course investment.

     Internationally, the National Golf Foundation ("NGF") estimates that more than 50 million golfers play on 37,000 courses. Golf continues to grow at an explosive rate in Australasia. Growth is not limited to any one country. The countries with the largest number of courses are Japan and Australia. Golf continues to flourish as a sport in Western Europe, where Great Britain and Ireland have the highest number of courses. In recent years the warmer climates of Spain and Portugal have seen explosive growth in new course development.

     The Company believes that golf is a high growth activity whose popularity coincides with the affluence of the baby boomer generation, which is turning to golf as a healthy leisure activity. The National Golf Foundation believes that over 2,000 new golf courses are being planned or are under construction in North America.

     The Company intends to establish worldwide industry leadership in wireless GPS-based golf technology and leverage this market position into other recreational market segments, such as hiking and skiing. Within the golf segment, the Company intends to build on its industry leading position by: (i) offering reliable, high quality GPS-based wireless solutions; (ii) competitively pricing its wireless solutions by offering economic and tax friendly customized leasing solutions; (iii) leveraging its strategic and technological relationships; (iv) selectively acquiring providers of GPS-based products and services to expand its installed base and product offering; and (vii) building brand awareness.

Products

Traditional Attributes of Golf Which Create an Opportunity for GPS Systems
---------------------------------------------------------------------------


     The Company believes that pace-of-play is a major concern for golf course owners and managers, as it directly impacts both revenue potential and bottom line results of golf facilities. Research on golf course operations undertaken by the National Golf Foundation appears to support the Company's view of the pace-of-play issue. Simply stated, pace-of-play is shorthand for the speed by which golf twosomes or foursomes move through the golf course. Because a foursome cannot proceed to the next hole until the foursome in front of them has completed the hole, one slow foursome can slow down an entire golf course. This reduces the number of paying golfers that can work through the course, and frustrates the vast majority of golfers that wish to play through the course in a timely fashion.

     A major cause of slow foursomes is the time that players take attempting to eyeball the distance to the flagstick or using course markers to determine the same. Players regularly consult their partners, or walk part way to the flagstick to locate markers, or to otherwise better judge distance, in order to select a suitable club. The result is slow play, reduction in paying golfers working through the course and reduction in golfers' enjoyment and loyalty, which in turn reduces golfer participation at facilities. All of these result in reduced revenues.

    The traditional system of course marshals moving players through a course is of limited effectiveness, as it is not always immediately apparent where the slow foursome is located, it is time-consuming for the marshal to travel from point to point, and the marshal can only be in one place at a time.

Technical Description of Products
---------------------------------


     A standard GPS receiver receives continuous location information from a constellation of 21 active and three spare satellites. Each satellite carries an atomic clock that transmits signals to a GPS receiver, which deciphers the signal from at least three different satellites to determine the receiver's location. Each satellite transmits two different codes: Precision ("P") code and the Coarse Acquisition ("C/A") code. The P code is a special code used exclusively by the U.S. military. All commercial GPS receivers operate using the C/A code, which is not as accurate as the P code. Methods such as Differential GPS ("DGPS") have been devised to make commercial GPS modules more accurate than the P code.

     The Company's products utilize GPS-based technology for three functions. In normal mode, the GPS allows each device to determine its location on a map. From this map's location, information and landmark distances are stored in the device's memory and the distance to the landmarks can be calculated and displayed on the screen of the handset. The second function is to attach a unit's location and outlined regions to a map. Once the unit crosses into an outlined region, a message is sent to the unit's microprocessor to execute a special action. At this time, a message may also be sent via radio link to the base station interface, and subsequently relayed to the Club House Computer ("CHC"). This allows the CHC to track each receiver and determine its location on the map. The third function allows a unit to mark special locations on the map, such as marking a new hole location on the green or outlining a new region on a given map.

     DGPS uses a regular GPS receiver module at a known fixed location for reference. The fixed GPS antenna may be set to either survey the actual position or gather readings over a period of time. These readings are averaged to calculate an actual location. Once an actual location has been determined, the fixed GPS antenna takes readings of its current apparent location. This apparent location is then compared to the known fixed location with a method called pseudo range correction to calculate the GPS correction factor. This GPS correction is formatted into a Radio Technical Commission for Maritime Services packet ("RTCM") and transmitted using User Datagram Protocol in an Internet Protocol ("IP") packet, over the radio link. This process is constantly repeated.

     The Company's products' accuracy is improved by the number of correction packets it receives. The accuracy using DGPS is to one meter. Each unit in the field receives a correction packet and passes it to a GPS module, which applies a correction data to the apparent location to provide a more accurate location reading.

     With the acquisition of ProShot, the Company became the first golf GPS-system provider to offer a combination of both hand-held and cart-mounted GPS units. The Company's hand-held unit, the Inforemer, can mount to a golf bag or be carried by the golfer and provides accurate positioning throughout a golf course. The Company's cart-based product offerings include the T1800, the color-displayed GPS/c and the T2000. Each cart-based product features high-resolution, shockproof display units that are mounted through the front of the dash of the cart. In addition, two large alphanumeric rear unit displays are mounted to the cart roof, designed for easy viewing while selecting clubs.
Audio and text based messaging allows golfers to pre-order food and beverages or send emergency messages.

    Inforemer ( Inforetech Product )

    The Inforemer incorporates all the features of cart-mounted devices into a single portable product. It provides a display with advanced graphics and menu driven software that offers the golfer a range of options including distance to pin and pro tips. Through the integration of radio and GPS, the handset allows messaging between the course and the golfer.

    T1800 ( ProShot Product )

    The economical T1800 system delivers both text and graphics on the primary in-cart display screen with capabilities for yardage, food and beverage ordering and messaging. The T1800 displays detailed graphics of each hole's layout, distance to the center of the green and key hazards.

    GPS/c ( ProShot Product )

    The GPS/c displays richly featured graphics that represent an upgrade to the T1800 system. The 6.4-inch display offers the golfer full-color graphics of the layout of each golf hole. Key components of the GPS/c include an active matrix screen with proprietary diffusion technology, an automatic full aerial view of each hole that displays approach shot distances in real time with easy-to-read concentric yardage rings, and a display of golfer's yardage with respect to tees, sand traps, water hazards, lay-up areas and other golf carts.

    T2000 ( ProShot Product )

    The T2000's display screen features advanced graphics that automatically present a full aerial view of each hole and approach shot distances in real time. Yardage to sand traps and other course features are displayed relative to the golfer's current position on the course.

    Remote Asset Management System

    The Company's Remote Asset Management System ("RAMS") is a Windows-based PC system that utilizes real-time cart location data designed to assist course operators in assessing pace of play by hole and by round, cart usage and course load. A component of the cart-based golf system, RAMS operates from the computer based in a golf course's clubhouse. An elapsed-time indicator advises both the golf course clubhouse and the golfer on a group's pace of play. Additionally, the RAMS is capable of audio and text messaging between the cart and the course clubhouse.

    Mobile Asset Tracking

    The Company is developing specialist utility capabilities that add value to golf course operators. Turf equipment, maintenance vehicles and general utility vehicles, which represent substantial capital investments of golf course operators, are subject to pilferage and theft. Management and control of this equipment offers a present day challenge to every golf course. Development of a lower cost vehicle-tracking unit combined with customized vehicle use and tracking reports presents an opportunity to increase the attractiveness of the Company's GPS offerings.

    In addition to Mobile Asset Tracking, the Company is developing Geographic Information Systems, which provide turf managers with detailed geographical maps of a golf course to manage the maintenance of each feature on the course, including mowing patterns, pesticide applications and watering rates. Development of these products present the Company with the opportunity to either bundle this package as an additional cost add-on for current customers or to make it available as a stand-alone product for the marketplace.

Benefits of GPS System
----------------------

     Benefits to Golf Course Owners and Management
     ---------------------------------------------

     The Company believes that a selection of one its systems will be a valuable tool for managing a golf course. The system pinpoints course bottlenecks in real time, and in theory should significantly increase revenues through greater operational efficiencies and new revenue sources. The system also allows course administrators to view and analyze data and statistics relating to the overall course operation and functionality. In particular, management benefits from the following:

   .  increased golf course revenue by increasing pace-of-play,

   . increased ability to sell food, beverage and pro shop items to golfers on the course,

   .  potential advertising revenues through handset advertising,

   . enhanced ability of course marshals/rangers to monitor and manage pace-of-play in an impersonal and non-offensive manner,

   . greater golfer satisfaction and playing enjoyment which enhances golfer loyalty and attracts new golfers,

   . management's ability to interact with all golfers on course, whether in carts or walking,

   . monitors and manages tournament play and leader board, attracts tournaments to course,

   . provides messaging capability to each user from the pro shop (a prompt to speed up play) or to alert all golfers about an impending storm and provide emergency response access, and

   .  provides comprehensive custom prepared management reports.


     Benefits to Golfers
     -------------------


     The Company believes a GPS system will increase golfers' enjoyment of their golf game by providing them with accurate and real time data and information displayed by cart mounted units or portable handsets attached to power carts, hand carts or carry bags. The handsets provide golfers with instant data relating to ball position and golf course information, which is needed to facilitate "game and shot management". In particular, the Company believes golfers will benefit from the following features:

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


Marketing & Sales

General Business Plan
---------------------


     The Company targets resort courses, high-end public courses, private courses and semi private courses located throughout the United States and the world. In addition, the company has attracted individual owners and companies with multi-course portfolios such as American Golf Corporation, Family Golf, Club Corporation, Crown Golf Properties, Club Link and Intrawest.


     Resort Courses

     According to the National Golf Foundation ("NGF"), golfers spend more than $24 billion annually on golf travel. The NGF also reported that resort-related golf course construction has climbed over the past five years from 1,142 to 1,354 courses, a compound annual growth rate of 4.3%, more than twice the 2.1% growth rate for all other courses over the same period. In order to differentiate their leisure experience from competitors, resorts seek advanced technological innovations. The Company's GPS solutions target the resort courses' desire to maximize golfer satisfaction through an innovative and unique golfing experience. In addition to many resorts supporting year-round play, this segment is anticipated to become robust for advertising revenues.

     Public Golf Courses

     Public golf courses, owned by municipal governments, individuals or private ownership groups, are typically more receptive to revenue enhancement opportunities due to a variable and dispersed clientele and lower fee structures. Many such courses also accept advertising on course promotional material and scorecards. The Company targets the capital-sensitive public course segment by offering payment terms with a minimal capital outlay that emphasizes player volume efficiencies. Use of the system by golfers on public courses may be optional at the golfer's choice, or required by course management. In each case, the course owner can look to revenue enhancement from increased fees and advertising, as well as increased golfer volume due to an improved pace-of- play.


     Private Golf Courses

     Private golf courses focus on quality of service to members. Apart from visitor fees, revenue is largely derived from membership dues. The Company's GPS golf solutions enhance private course loyalty by increasing member golfer satisfaction.


     Semi-Private Courses

     Semi-private courses are owned by members but are open to the public with revenue subsidizing membership costs, or are owned privately but offer partial public playing privileges. The

     Company's GPS-based golf solutions emphasize the increased revenue flows from additional rounds of golf, increased food and beverage sales and from external advertising.

     The Company maintains two senior account executives for each major golf segment whose efforts are supported by a regionally organized staff of eight sales and marketing professionals. Leads provided by the independent distribution organization of Toro supplement the direct sales effort of the Company, with a commission plan to provide incentive for the Toro sales people.

     In July of 2000, ProShot entered into an exclusive provider agreement with American Golf Corporation ("American Golf") to become the sole provider of GPS-based distance measurement devices. American Golf currently manages over 350 domestic and international courses and has generated consistent growth in courses under management. Under the terms of the exclusive agreement, the Company expects to install a minimum of 50% of American Golf courses over the agreement's five-year term. The Company plans to pursue other exclusive provider agreements with golf course management companies and equipment suppliers in order to accelerate the adoption of both cart-based and hand-held distance measuring devices.

     In addition the Company is focusing on international opportunities by extending and improving its international network in Europe, Australia and Asia.

     The following are some of the Company's key marketing and promotional programs targeted at the golf and wireless industry.


     Direct Sales

     The Company's five-year plan seeks to capitalize on the immediate demand of the golfing and wireless industry. The Company intends to sell licenses and distributorships internationally and to select regions within North America. A regular print and electronic mail out program has been implemented to increase corporate and product awareness and includes golf course owners, golf course professionals, club managers and directors and appropriate associations.


     Brochures & Print Material

     The Company's corporate and product literature is updated regularly to reflect the Company's branding efforts. Brochure and print material are used as direct-mail pieces and as information handouts to potential customers and shareholders.

     Web Sites

     The Company's corporate web sites, inforetech.com and proshot.com, serve as a portal providing information on the Company, management, products, marketing, sales, careers, technology, investor relations and all other divisions central to the Company's operations. The web sites also act as a promotional activity for product installations, which supports ongoing marketing efforts.

     Trade Shows

     As part of its marketing strategy, the Company attends the golf industry's major trade shows. At an Orlando PGA trade show in February 2001, the Company received over 100 letters of interest from potential golf course owners and managers. The Company attends at least two major Professional Golf Association trade shows annually and attends international and regional shows throughout North America to gain worldwide recognition.

     Trade Magazines

     The Company places advertisements and articles in strategic industry trade magazines to create awareness of the Company's products and competitive advantages. These ads emphasize the benefits of the Company's products to golfers and course owners. To date, the Company has appeared in many high profile magazines including Golf Digest, Golf Tips, Florida Golf News and Time Digital.

     Foundations and Associations

     The Company seeks representation in foundations and associations throughout North America, and on a selective basis worldwide. The Company currently holds premier status memberships with the National Golf Foundation, the National Golf Course Owners Association, Golf Course Superintendents Association and the Professional Golfers Association. These associations provide statistical industry data that helps generate accurate market intelligence.

     Strategic Marketing Alliances

     The Company expects to enter into strategic marketing alliances with well-established companies including golf course operators, equipment manufacturers and professional golfers. These strategic alliances will help increase the Company's brand awareness externally.

Marketing Strategy
------------------


     The Company's advertising and promotional strategy will focus on "brand recognition" of its products and the ability of the Company to offer both a cart and a portable solution. The Company believes branding is a strategic advantage, and hopes to develop, implement, monitor and strictly enforce graphic design specifications, including font, color and use of the brand.

          The Company's intended marketing activities include:

     . direct contact with golf course decision makers at trade shows and by personal contact, mail, advertising and telephone to inform them of our products,

     . soft-sell opportunities such as speaking at industry related conferences to establish and help solidify our position as a leader in the field, and

     .  quality media coverage to promote greater awareness of our systems.

        The Company currently intends to implement these activities through a communications program consisting of the following traditional methodologies:

     .  brochures and print material

     .  web sites and web site promotion

     .  trade shows

     .  trade magazines

     .  mail-outs

     .  newsletters

     .  foundations and associations

     .  multi-media programs


Manufacturing Process

     The Company has a limited in-house manufacturing capability at its Vancouver, British Columbia and San Juan Capistrano, California facilities. The Company's manufacturing operation consists primarily of testing sub-assemblies and components purchased from third parties, system configuration, final assembly and testing of pre-production units. The Company also uses these facilities for developing the manufacturing process and documentation for outsourcing to turnkey suppliers. The Company's future success will depend, in significant part, on its ability to obtain turnkey high volume manufacturing at low costs. The Company is currently dependent on sole source suppliers for certain key parts used in its product. The Company does not carry significant inventories of these parts and at this time does not have long-term supply arrangements.

Competition

     GPS based golf management systems installed in North America to date have been installed predominately at high end resort courses principally by the suppliers indicated below.

------------------------------------------------------------------------------------------------------
Company                                          Founded           System              Mounting
------------------------------------------------------------------------------------------------------
ParView, Inc.                                     1994            ParView                Cart
Sarasota, Florida
------------------------------------------------------------------------------------------------------
ProLink, Inc.                                      NA             ProLink                Cart
Chandler, AZ
------------------------------------------------------------------------------------------------------
UpLink Corp.                                      1998             UpLink                Cart
Austin, TX
------------------------------------------------------------------------------------------------------

The Company has thoroughly investigated each of these companies and systems at several levels including:

 .   using competitor systems at golf courses,

 .   discussions with our Advisory Board, golf course professionals and golfers about the advantages or disadvantages of these systems,

 .   discussions at golf trade shows with the personnel of competitor systems

 .   and visits to competitor offices to discuss and review system features with competitor management and technical personnel.

History of the Company

     The Company was incorporated on December 12, 1995 as Diversified Marketing Services, Inc.

On February 2, 2000, Inforetech Golf Technology 2000 Inc. ("Inforetech 2000") was recapitalized and acquired Inforetech Wireless Technology Inc. ("IWTI") (formerly Diversified Marketing Services Inc., "Diversified"), an inactive Nevada corporation which trades on the Over-The-Counter Bulletin Board.

     Pursuant to the terms of a Share Exchange and Finance Agreement ("SEF Agreement") dated December 16, 1999 between Inforetech 2000, its founding shareholders, IWTI and Mercer Capital Corp., the founding shareholders of Inforetech 2000 agreed to exchange their shares of Inforetech 2000 for shares of IWTI, or shares that were convertible into shares of IWTI. Shareholders of Inforetech 2000 who were not founding shareholders also requested to exchange their shares for IWTI under the SEF agreement. All the share exchanges were to be done on a one-for-one basis.

     In connection with the transaction the 6,156,000 previously issued and outstanding common stock of IWTI were converted into Class A Common Shares of IWTI. On the closing of the SEF Agreement on February 2, 2000, IWTI acquired all of the issued and outstanding shares of Inforetech 2000 by issuing 7,095,750 Class B common shares of IWTI and 7,095,750 Class A preferred shares of Inforetech Holdings Inc. to the founding shareholders of Inforetech 2000, and issuing 2,173,917 Class A common shares of IWTI to the non-founder shareholders of Inforetech 2000. As a result of this transaction, the stakeholders in Inforetech 2000 acquired control of IWTI and retained their proportionate interests in Inforetech 2000. Inforetech Holdings Inc. is a wholly owned, Canadian incorporated, subsidiary of IWTI.

     Prior to the consummation of the acquisition and pursuant to the terms of the SEF Agreement, Mercer agreed to complete two private placements to raise a minimum of $3,150,000. During January 2000, Mercer completed its duties to deliver two private placements totaling $3,152,000. On January 20, 2000, IWTI completed the sale of 375,000 Class A common shares of IWTI at $4.00 per share to raise gross proceeds of $1.5 million and 400,000 Class A common shares of IWTI at $4.13 to raise gross proceeds of $1,652,000. From the gross proceeds of $3,152,000, $50,000 was paid as a finder's fee along with the issuance of 100,000 Class A common shares of IWTI.

     Pursuant to the SEF Agreement, the terms of common stock equivalents of Inforetech 2000 outstanding at February 2, 2000; including options and warrants to purchase common stock of Inforetech 2000 and its convertible loans and promissory notes, have been modified to entitle holders to receive Class A and Class B common stock in IWTI upon exercise or conversion, on a basis consistent with each instrument's original terms.

Patents and Trademarks


The Company licenses technology from third parties under the following agreements:

  . Settlement Agreement between the Company and Leading Edge Technologies, Inc. ("ProLink") dated March 16, 1998, (non-exclusive royalty-free license on the "431" Patent (U.S. Patent No. 5689431))

  . Nonexclusive Patent License Agreement between the Company and Optimal Recreation Solutions, L.L.P. dated August 28, 1998, as amended. (U.S. Patent No. 5,364,093 entitled "Golf Distance Measuring System and Method" ("093 Patent"))

  . Technology License Agreement between the Company and Applied Data Systems, Inc. dated March 31, 2000 (derivative of the ADS display start and ADS software kernel)

  . Exclusive Licensing and Distribution Agreement dated March 31, 2000, between the Company, ParView, Inc., and ScoreCast, Inc. (golf tournament management software and software for the presentation of golf tournament results on the clubhouse television)

The Company licenses technology to third parties under the following agreements:

  . Exclusive License Agreement between the Company (as licensor) and ParView dated January 20, 2000 relating to the Golf Age Technologies ("GAT") Patent.

  . Distributor Agreement dated January 1, 2000, as amended on August 16, 2000, between ProShot Golf Limited (previously ProShot Golf International Limited) and the Company (as licensor) (license for Company trademark and certain software)


The Company owns the following patents, patent applications and trademarks:

  . Golf Age Technologies ("GAT Patent") (U.S. Patent No.'s 5438518 entitled "Player Positioning and Distance Finding System" and 5904726 entitled "Accelerometer-Based Golf Distancing Apparatus" and U.S. application number 09\193,762 entitled "Memory for PGS-based Golf Distancing System")

  .  Patent entitled "Position Tracking System" (U.S. Patent No. 5163004)

  . PinMark trademark (Registration No. 1937507, registration date is November 21, 1995)

  . Five trademarks: Registration No. 1918361 ("ProShot Golf and Design"), 1920216 (Name "ProShot Golf"), 1950544 ("ProShot Golf"), 1967817 (ProShot Golf logo), and 1937068 (slogan "Keeping the game moving forward").

  . U.S. Provisional Patent Application No. 60/178,486-Golf Course Data Mining and Advertising Systems and Methods

  . U.S. Provisional Patent Application No. 60/178,489-Virtual Golf Caddy and Internet System

          The Company is seeking patent protection for various proprietary aspects of its products and technologies. However, even if the Company were to be granted all of the patent protection which it seeks, no assurances can be given that Company would be able to prevent other companies from developing substantially similar products. Furthermore, there can be no assurance that the Company's pending patents will be awarded, and litigation may be necessary to protect the Company's patents, and there can be no assurance that the Company will have the financial resources to pursue such litigation. In addition to pursuing patent protection, the Company also relies on various trade secrets for its unpatented proprietary technology. However, trade secrets are difficult to protect, and there can be no assurances that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. While the Company has a policy of having its employees and consultants execute non-disclosure agreements regarding confidential information, there can be no assurance that these agreements will be enforceable or will provide meaningful protection for the Company's trade secrets or other proprietary information.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located in Vancouver, BC, Canada in an approximately 8,000 square foot facility. The current lease expires in 2003 and has one three-year renewal option. In addition, the Company rents an approximately 2,000 square foot facility on a month-to-month basis adjacent to its Vancouver office.

     ProShot leases a 6,000 square foot office facility in San Juan Capistrano, California. The lease expires on September 30 2003. In addition, Proshot rents an approximately 2,000 square foot facility on a month-to-month basis in the vicinity.

     The Company believes that its facilities are adequate to meet its current needs and that its future growth can be accommodated by leasing additional or alternate space near to our current facilities.

ITEM 3.  LEGAL PROCEEDINGS

          There were no material legal proceedings at December 31. 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the shareholders of the Company during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company was formed on December 12, 1995. Since January 27, 2000, the Company's Class A Stock has been listed for trading on the OTC Electronic Bulletin Board under the symbol "WYRE." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market."

          The following table sets forth the range of bid prices of the Company's common stock as quoted on the OTC Electronic Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. NASDAQ Trading & Market Services provided the information set forth below.

Year Ended December 31, 2000       High      Low
First Quarter                     $10.220   $ 6.750
Second Quarter                      9.500     5.125
Third Quarter                       6.590     4.375
Fourth Quarter                      5.125     0.625


     On March 30, 2001, the closing bid price for the common stock as reported by OTC Electronic Bulletin Board was $.21

     As of March 30, 2001, the number of security holders of record of the Company's Class A Stock was approximately 98. As of such date, 15,798,745 shares of Class A Stock were outstanding.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:


     At December 31, 2000 the Company was a development stage company that created a pace-of-play information system (Inforemer), for golf courses. The Company's innovative and cost-effective products provide wireless communications and global positioning system ("GPS") solutions for mobile and fixed asset management applications. The Company has targeted the golf market for the initial product launch of its hand-held Portable Recreational Devices (PRD). At present Inforetech has three test installations in place and is taking orders for the Company's move to full commercialization.

     Since inception, the Company has been engaged in research and development of its system. During the latter half of 1999, Inforetech Golf Technology 2000 Inc., brought in house a considerable portion of the research and development that it had formerly sub-contracted. This strategic decision of in house development continued through 2000 enabling the company to better monitor the integration of the various technologies and to position itself for the transition from prototype to commercial production. Inforetech has three test installations in place and is now taking orders in order to commercialize the system as soon as possible. This decision also resulted in a sharp increase in payroll costs, as Company employees replaced sub-contractors.

     In January 2001, the Company completed the acquisition of Proshot Golf, Inc. ("ProShot"), a leading provider of cart-based GPS distance measurement systems to the golf market. The combination of Inforetech and ProShot (together, the "Company") creates the leading golf GPS provider, strengthens the Company's industry relationships and enhances its engineering and sales force. The Company believes that ProShot, with an installed base of approximately 150 courses is the clear industry leader. ProShot has course installations in USA, Canada, Panama, Spain, England, Portugal, Australia, Malaysia, Singapore and China.

     As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $13,454,421 at December 31, 2000 and, as of that date, a working capital deficiency of $3,379,545. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required

Inforetech Wireless Technology  Inc.

Year Ended December 31,2000 compared to The Period August 1, 1999 To December 31, 1999

Sales Revenue

          Inforetech Wireless Technology Inc. had no sales revenue in either period.

     The chart below summarizes the changes in expenses, during the relevant periods, with respect to the principal categories thereof.

----------------------------------------------------------------------------------------------------------------
                            Year Ended        Period August 1,       Period August 1,        August 11, 1998 to
                            December 31,      1999 to December 31,   1999 to December 31,    July 31, 1999
                            2000              annualized             1999

                            $  000            $  000                 $  000                  $  000
----------------------------------------------------------------------------------------------------------------
Administration               2,201             1,376                    577                     627
----------------------------------------------------------------------------------------------------------------
Depreciation                    68                52                     22                      11
----------------------------------------------------------------------------------------------------------------
Marketing                      596               589                    247                     304
----------------------------------------------------------------------------------------------------------------
Research and Development     3,215             2,013                    844                   1,154
----------------------------------------------------------------------------------------------------------------
Finance costs                1,448               563                    236                     114
----------------------------------------------------------------------------------------------------------------
Interest                        83               143                     61                     164
----------------------------------------------------------------------------------------------------------------
Extraordinary loss on          428
 Extinguishment of debt
----------------------------------------------------------------------------------------------------------------
Net Loss                     8,039             4,736                  1,987                   2,374
----------------------------------------------------------------------------------------------------------------


Administration Expenses

     The increase in administration expense for the year ended December 31, 2000 is attributable to an increase in legal, audit, investor relations and consulting fees as well as salaries and employee related costs relating to the commercialization of the Company's product. Also included in administration costs in 2000 is a non cash charge of $225,000 which relates to stock options issued to employees and directors, where the exercise price was less than the fair market value of the stock on the date of grant.

Depreciation

     The increase in amortization is a result of an increase in the property and equipment asset base. During the year the Company had capital additions of $134,626. The principal areas of expenditure were leasehold improvements, furniture and fixtures and computer hardware and software.

Marketing

     On an annualized basis marketing costs remained flat in 2000. Included in marketing costs in 2000 is a non-cash charge of $21,600 with respect to stock options issued to consultants for services.

Research and Development

     During the year 2000, there was a substantial increase in research and development expenses over the annualized prior period. The primary reasons for the increase are as follows: (1) there was a corporate decision in late 1999 to accelerate the completion of the development: (2) the decision in late 1999 to bring in house a substantial part of the work that was formerly undertaken by sub-contractors; and (3) a major increase in payroll costs in late 1999 as the company undertook a major hiring program of engineers and other technical staff. The increase in costs from late 1999 did not show its full-annualized impact until the year 2000. In the year 2000, there was a substantial increase in material costs, $ 2,600,000 versus annualized 1999, of $1,400,000. The reasons for this increase are as follows: (1) the expense of engineering prototypes; (2) payments to strategic partners in respect of final development of the Inforemer; and (3) the expensing of equipment installed at the three test installations.

     Prior to February 2, 2000 certain of the Company's subsidiary's research expenditures were eligible for the Canadian Government Scientific Research and Experimental Development ["SR&ED"] tax credit. Under this program, Canadian controlled private corporations can receive a refundable investment tax credit.

     Investment tax credits are subject to review and audit by Canada Customs and Revenue Agency and are accrued when qualifying expenditures are made and there is reasonable assurance that the credits will be realized. During fiscal 2000, the Company received refundable tax credits totalling $956,224, in respect of SR&ED expenditures incurred from the date of incorporation to December 31, 1999. For the period from January 1, 2000 to February 2, 2000 the Company expects to receive refundable tax credits of $26,676. The total benefit of $982,900 has been credited to research and development expense in fiscal 2000.

Finance Costs

     The increase in finance costs is due to the increase in finders and other expenses incurred to obtain additional financing for the Company. Approximately $1,268,000 of these expenses relate to the non-cash cost of the beneficial conversion features with three of the loans. A further $238,000 relates to the non-cash cost of issuing warrants in connection with the debt financing.


Extraordinary Loss on Extinguishment of Debt

     Pursuant to the terms of the Share Exchange and Finance Agreement dated December 16, 1999, the Company committed to issuing 960,332 Class A common shares in settlement of notes in the amount of $350,000. In connection with the early extinguishment of this debt the Company has recorded an extraordinary loss of $427,869 based on the difference between the fair value of the common shares issued and the carrying value of the debt settled.

Period August 11, 1998 to July 31, 1999 compared to the Annualized Period August 1, 1999 to December 31, 1999

     There was an elevated increase in expenses throughout the period August 11, 1998 through December 31, 1999. The primary reasons for the increase are as follows: (1) as the Company geared up its operations there was an increase in the number of employees in administration, marketing and research and development; (2) there was an increase in legal, audit and consulting fees; and
(3) there was a substantial increase in materials consumed in research and development.


Liquidity And Capital Resources

     At December 31, 2000 Inforetech Wireless Technology Inc. had bank indebtedness of $77,910 compared to $4,214 at December 31, 1999. At December 31, 2000 the working capital deficit was ($ 3,379,545) and at December 31, 1999 ($3,703,687)

     Operating activities used cash of $4,436,703 and $1,656,305 for the year ended December 31,2000 and the period August 1, 1999 to December 31, 1999 respectively. The increase in cash usage was principally attributable to, an increase in operating losses as the Company geared up its administration, and research and development departments and extended the payment terms on accounts payable.

     Investing activities consumed $171,290 (1999: $122,0500 of which $134,626 (1999: $ 122,050) represents fixed assets acquired to support day-to-day activities.

     Financing for the year ended December 31, 2000 provided cash of $ 4,608,523 (1999: $1,778,355) The Company raised a total of $4,202,000 (1999: $424,750) of equity, $3,102,000 through a private placement of common stock, $1,000,000 through a second private placement of common stock and $100,000 of common stock from the exercise of an option. The Company raised $2,100,000 (1999: 1,700,000) through three separate loan transactions. The first involved the sale of $1,000,000 in principal amount of Series A 8% convertible Notes due August 4, 2003 and warrants to purchase up to 100,000 shares of Class A common stock to Augustine Funds, L.P. The notes are convertible (plus related interest expense) into Class A common stock at the lessor of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common shares for the five days immediately preceding the conversion date. The second transaction involved the sale of $1,000,000 in principal amount of 8% Convertible Debenture due August 4, 2005 and warrants to purchase up to 100,000 shares of Class A common stock Shaar Fund Ltd. The debenture is convertible (plus related interest expense) into Class A common stock at the lesser of (i) $5.25 or (ii) 75% of the average of the lowest three closing bid prices of the Company's common shares during the ten trading days immediately preceding the conversion date. The third involved a short-term loan of $100,000. From the above proceeds the company repaid loans of $1,500,000 (1999: $100,000) and promissory notes of $ 188,687 (1999: $94,205).

     On January 12, 2001, the Company acquired ProShot Golf, Inc. (ProShot). The ability of ProShot to continue as a going concern is also in substantial doubt. ProShot has entered into a revolving line of credit agreement with a bank, which provides borrowings of up to $3,750,000. As of December 31, 2000, $3,524,729 is outstanding under this facility. The revolving line of credit is collateralized by substantially all of the Company's assets, other than lease contract receivables, which secure lease contract obligations, and is guaranteed by certain pre merger stockholders of ProShot. The revolving line of credit expires on May 30, 2001.

     On December 15, 2000, ProShot received a $225,000 cash loan, in conjunction with a promissory note in favor of certain of its principal stockholders (the "note holders"). The loan is collateralized by Company equipment at certain customer golf courses (the "collateral courses") and leases in respect of contracts with collateral courses which are not otherwise subject to claim under the terms of the note, 100% of any proceeds from the leases with collateral courses and 75% of any proceeds from the financing of these contracts by financial institutions will, upon their receipt, be immediately applied against the promissory note balance and remitted to the note holders. Any principal and accrued interest balance remaining at September 12, 2001 shall be remitted in full to the note holders.

As of March 30, 2001, the Company has not remitted, in accordance with the terms of the note, certain payments received from the collateral courses. The Company's failure to remit the course payments constitutes a default under the note.

Since gaining control of ProShot, the Company's management has undertaken the following steps to alleviate going concern problems of the consolidated entity:

    . In January 2001, the Company downsized the operations of its subsidiaries, Inforetech Wireless Technology 2000 Inc. and ProShot Golf, Inc., by reducing the workforce in both Companies by approximately 20%.

    . In February 2001, the Company received a $1.2 million loan bearing interest at LIBOR plus 1%. The interest is payable quarterly. The loan matures in February 2002 but can be extended in increments of one year for a fee of 2% of the principal amount outstanding. The loan is collateralized by the shares of an Inforetech shareholder. This cash is to be used as working capital for the Company's subsidiaries. A finder's fee of $48,000, in respect of this loan, is payable, in cash, to a third party.

Management's near term financing plans include:

    . Actively seeking, and negotiating with, potential joint venture partners in the Far East and Europe.

    . Negotiations with various intermediaries in respect of the refinancing of equipment leases held by third parties, and, the introduction of a new leasing program for the Company's products.

    . The pursuit of opportunities for a private equity offering and/or debt financing.

The outcome of these efforts cannot be assured.

     The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As of December 31,2000 and the date of this report, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time. Accordingly, additional financing will be required to commercialize the Inforemer product and working capital to gear up production, of that product and the three products in the ProShot product line. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and seek protection under applicable bankruptcy laws.

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


Recent Accounting Pronouncements:

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company has not yet determined the impact of SFAS 133.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Filed herewith are the following financial statements:

      Audited Consolidated Financial Statements for Inforetech Wireless Technology Inc. as at and for the year ended December 31, 2000.

      Audited Financial Statements for ProShot Golf, Inc. as at and for the year ended December 31, 2000.

      Unaudited Pro Forma Consolidated Financial Statements of Inforetech Wireless Technology Inc. as at and for the year ended December 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Effective as of July 13, 2000, Inforetech Wireless Technology, Inc. (the "Company") dismissed Lemieux Deck Millard Bond ("Lemieux"). The decision to change accountants was approved by the Board of Directors of the Company.

     The report of Lemieux of the Company's balance sheet as of December 31, 1999 and the related statement of stockholders' equity at December 31, 1999, and statement of cash flows for the period ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except as to the ability of the Company to continue as a going concern.

     During the fiscal period ended December 31, 1999 and the interim period subsequent to December 31, 1999 through July 13, 2000, there were no disagreements between the Company and Lemieux as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Lemieux, would have caused it to make a reference to the subject matter of the disagreement in connection with its report on the financial statements for such periods within the meaning of Item 304 (a) (1) (iv) (A) of Regulation S-B. During the fiscal period ended December 31, 1999 and the interim period subsequent to December 31, 1999 through July 13, 2000, there have been no reportable events (as defined in Item 304 (a) (1) (iv) (B) of Regulation S-B).

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 30, 2001. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                                 Age           Position
----                                 ---           --------
Robert C. Silzer                      54     Chairman of the Board, Chief
                                             Executive Officer and Director

Robert C. Silzer, Jr.                 35     President, Secretary, Treasurer and Director

Jerry L. Smith                        60     Director

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

     Jerry L. Smith is a Director of the Company and Inforetech 2000. Mr. Smith is the Managing Member of Abacus Capital, LLC, a private investment firm. From 1986 to present, Mr. Smith has been President and majority owner of Gateway Group, Inc., a merger, acquisition, and investment banking firm specializing in manufacturing, distribution, and service companies. He is a Director of EndoBiologics International Corporation, Inc., a protein based anti-microbial therapeutics developer, a Director of, cQue Inc., an on-line web access software developer for instant data retrieval through "Smart Cards"; and is President and Director of Iconn Sports International, a manufacturer of high-end wakeboards, water skis, and accessories. Previously, Mr. Smith was a director of Digital Data Networks, Inc., a digital information systems operator and developer; a Director of AskRex.com, an interactive Internet travel service company and has owned and operated manufacturing, distribution, retail and financial companies. He was a founding Director of the Western Washington Youth Foundation and is a Seattle Pacific University Fellow.

     Robert C. Silzer, Jr. (son of Robert C. Silzer Sr.) is President, Secretary, Treasurer and a Director of the Company and Inforetech 2000. Mr. Silzer started his relationship with Inforetech 2000 in early 1996 on a consulting basis. He started full-time employment with the company in August 1998 as Project Manager and in April 1999 was appointed President. Mr. Silzer has significant experience in the development, manufacturing, sales and service of hand held electronic devices. Prior to joining Inforetech 2000, Mr. Silzer was employed by AGT Inc. from 1993 to 1998 as Executive Vice President.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2000 to the Company's Chief Executive Officer. No other officer of the Company received annual compensation in excess of US$100,000 per annum.

                           Summary Compensation Table

          Name and
     Principal Position                  Year    Salary             Bonus
     ------------------                  ----    ------------------------

     Robert C. Silzer                    2000    $160,200 (1)      $40,400
     Chief Executive Officer


     (1)  Paid by Inforetech 2000

     The following table provides information as to the individual named in the above Summary Compensation Table.
                           Option Grants in Last Fiscal Year
                           ---------------------------------

                       Number of                                                                        Potential
                      Securities                                                                       Realizable
                      Underlying          % of Total            Exercise                                Value at
                        Options        Options Granted          Or Base                                  Assumed
                        Granted        to Employees in           Price                                Black-Scholes
Name                   (Shares)          Fiscal Year           ($/Share)         Expiration Date     Calculation (1)
---------------------------------------------------------------------------------------------------------------------
Robert C. Silzer        325,000             14.16%               $1.00            01/2/2005             $87,750
---------------------------------------------------------------------------------------------------------------------
Robert C. Silzer        100,000              4.36%               $3.00            01/2/2005                 NIL
---------------------------------------------------------------------------------------------------------------------

(1) The estimated present value at grant date reflected in the table has been calculated using the Black-Scholes option pricing model based on the following assumptions.

      Interest rate: equal to the interest rate on a U.S. Treasury security on February 2, 2000 with a maturity date corresponding to the option term.

     Volatility rate: .1% (options were granted before Company became listed).

     Dividend rate: $nil annual dividend per share.

     Time of exercise: 5 years.

     The following table provides information as to the exercise of stock options during 2000 and unexercised stock options held as of the end of 2000 by Mr. Robert Silzer Sr.

                                                     Number of Securities                 Value of Unexercised
                                                    Underlying Unexercised              In-the-Money Options at
                                                 Options at Year End (Shares)                   Year End
---------------------------------------------------------------------------------------------------------------------
                 Shares         Aggregate
               Acquired On        Value
Name            Exercise        Realized       Exercisable        Unexercised       Exercisable        Unexercised
---------------------------------------------------------------------------------------------------------------------
Robert C.          Nil             Nil            212,500             212,500           Nil                Nil
 Silzer
---------------------------------------------------------------------------------------------------------------------

Compensation Agreements

     There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

Board of Directors

     During the year ended December 31, 2000, two meetings of the Board of Directors were held; certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating or compensation committees, or committees performing similar functions, during the year ended December 31, 2000.

Stock Option Plan

     The purpose of the plan is to provide additional incentives to those Directors, Officers and key employees and Consultants of the Company and its subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company, to motivate them to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in long-term growth and profitability of the Company

     In November 1999, Inforetech 2000 granted 1,050,000 options to founding shareholders, and 950,000 options to employees, consultants, and directors. Pursuant to the terms of the SEF Agreement, these options were exchanged for equivalent options in Inforetech Wireless Technology Inc. on February 2, 2000.

     On February 2, 2000, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant options to consultants, directors and employees. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class A common stock. Stock options have a contractual life between three and five years. The stock options vest over varying periods not exceeding three years from the date of grant. At December 31, 2000, there were 1,757,500 shares available for grant under the Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 30, 2001 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (i) the number of shares of common stock owned by each such person and group and (ii) the percent of the Company's common stock so owned.

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

              Suite 214
              5500 - 152nd Street
              Surrey, British Columbia V3S 8E7

------------------------------------------------------------------------------------------------------------
                                     Number of Shares of Common Stock      Percentage of Outstanding Common
    Name of Beneficial Owner                Beneficially Owned               Stock Beneficially Owned (1)
------------------------------------------------------------------------------------------------------------
Robert Silzer, Sr.                             5,581,750 (2)                          23.87%
------------------------------------------------------------------------------------------------------------
Robert C. Silzer, Jr.                            850,000 (3)                           3.68%
------------------------------------------------------------------------------------------------------------
Jerry L. Smith                                   538,000 (4)                           2.34%
------------------------------------------------------------------------------------------------------------
All Officers and Directors                     6,969,750 (5)                          29.21%
As a Group (three persons)
------------------------------------------------------------------------------------------------------------

     (1) Common stock subject to options or warrants currently exercisable, or exercisable within 60 days, is deemed outstanding for purposes of computing the percentage of the person holding such options or warrants (including the percentage of all officers and directors as a group), but is not deemed outstanding for purposes of computing the percentage for any other person. Percentages based on 15,798,745 shares of Class A Stock and 7,002,030 shares of Class B Stock outstanding as of March 30, 2001.

     (2) Includes (i) 4,470,750 shares of Class B Stock owned of record by Robert Silzer, Sr., (ii) 525,000 shares of Class B Stock owned of record by Robert Silzer, Sr.'s wife, Madj Silzer, (iii) 425,000 options owned by Robert Silzer, Sr. to purchase shares of Class A Stock at $1.00 per share (as to 375,000 options) and $3.00 per share (as to 50,000 options), and (iv) 154,759 shares of Class A Stock which Robert Silzer, Sr. may obtain beneficial ownership of via the conversion of $154,759 in convertible notes, which notes are convertible into shares at $1.00 per share, and which notes are owned by RCS Financial Group, an affiliate of Robert Silzer, Sr.

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

     In July 2000, the Company received a loan for $200,000. The loan bore interest at 5% per month and had a maturity date of August 14, 2000. A director of the Company guaranteed the loan. The lender was assigned a right to receive a portion of the proceeds of the Company's Canadian Government Scientific Research and Experimental Development tax credit As further consideration for the loan, the lender was issued with an option to purchase 60,000 Class A common shares in the Company at a price of $5 per share. The option expires on July 12, 2002.

     In September 2000 the Company received $1,000,000 from a Director (now a former Director) of the Company in connection with a Private Placement of 222,223 Class A Shares

     During fiscal year 2000 commissions and consulting fees of $ 67,000 were payable to a company with a common director. As of March 30, 2001 $43,000 of the above amount is owing to these related parties.

      The current account overdraft bears interest at 21%, is due on demand, and is collateralized by the personal guarantee of the principal shareholder of the Company.

     Related party convertible loans are unsecured, repayable on demand and are non-interest bearing. These notes may be converted into Class A shares of the Company at the price of $1.00 per Class A share.

At December 31, 1999, there was a $330,000 U.S. dollar note and a $154,759 Canadian dollar denominated note (C$ 223,500).

     In March 2000, the holder of a note of $330,000 converted $193,720 of the note to 193,720 Class A common shares of the Company. Otherwise, there were no changes in the composition of the notes from December 31, 1999. The translation of the Canadian dollar denominated loan at December 31, 2000 gave rise to an unrealized foreign exchange gain of $5,785.

     As of December 31, 2000, promissory notes payable to officers and directors or companies controlled by officers and directors of the Company of $681,059 are unsecured, repayable on demand and bear interest at 10%. The note holders have waived their interest for the periods ended December 31, 1999 and December 31, 2000.

                                    PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8K.

(a) Exhibits

Exhibit Number    Title

     3.1 Articles of Incorporation as filed with the Nevada Secretary of State on December 12, 1995 (1)

     3.2 Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 3, 2000 (2)

     3.3 Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 20, 2000 (2)

     3.4      Bylaws (1)

    10.1      Share Exchange and Finance Agreement dated as of December 16, 1999
              (2)

    10.2      Security Purchase Agreement The Sharr Fund Ltd (3)

    10.3      Security Purchase Agreement Augustine Fund, L.P. (3)

    10.4 Agreement and Plan of Merger dated as of November 7, 2000 amongst the Company, Inforetech Merger Sub and ProShot Golf Inc. (2)

    21.1      Subsidiaries of Registrant. *


(1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB

(2) Incorporated by reference to the Exhibits to the Form 8-K filed on Jan 29, 2001(file number 000-30104)

(3) Incorporated by reference to Registration Statement Form SB-2 filed on October 4, 2000

(b) Reports on Form 8-K on January 29, 2001 as amended on Form 8-K/A on April 15, 2001. The Company filed a Report with respect to the acquisition of ProShot Golf Inc.

(c) Financial Statements (included in Item 7. Financial Statements and Supplementary Data)

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

Dated: April 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Robert C. Silzer, Sr.                   Dated: April 16, 2001
     -------------------------------
         Robert C. Silzer, Sr.
         Chief Executive Officer

By:  /s/ Robert C. Silzer, Jr.                   Dated: April 16, 2001
     -------------------------------
     Robert C. Silzer, Jr.
     President, Secretary, Treasurer

By:  /s/ Jerry L. Smith                          Dated: April 16, 2001
     -------------------------------
     Jerry L. Smith
     Director

Pro Forma Consolidated Financial Statements

Inforetech Wireless Technology Inc.
Unaudited
As at and for the year ended December 31, 2000

Inforetech Wireless Technology Inc.


                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

As at December 31, 2000                             (expressed in U.S. dollars)



                                                          Historical    Historical      Pro forma                  Pro forma
                                                          Inforetech      ProShot      adjustments                consolidated
                                                               $             $              $           Note           $
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash                                                           530         272,237                                    272,767
Current portion of lease contract receivables                   --       1,783,618                                  1,783,618
Accounts receivable                                         66,477         280,195                                    346,672
Inventories                                                 44,998       1,513,222                                  1,558,220
Other assets                                                74,293         147,643                                    221,936
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                       186,298       3,996,915                                  4,183,213
-------------------------------------------------------------------------------------------------------------------------------
Deferred acquisition costs                                 677,859              --       (677,859)   4[a]                  --
Lease contract receivables                                      --       3,556,097                                  3,556,097
Course equipment on lease                                       --       1,545,225                                  1,545,225
Capital assets                                             304,574         424,686                                    729,260
Other assets, net                                               --       1,286,244                                  1,286,244
Goodwill, net                                                   --       2,097,373     (2,097,373)   4[b]                  --
                                                                                       10,200,416    4[c]          10,200,416
-------------------------------------------------------------------------------------------------------------------------------
                                                         1,168,731      12,906,540                                 21,500,455
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Bank indebtedness                                           77,910       3,524,729                                  3,602,639
Accounts payable and accrued liabilities                 2,315,743       2,010,681                                  4,326,424
Current portion of lease contract obligations                5,877       2,645,369                                  2,651,246
Other current debt and liabilities                       1,166,313         770,520         48,000    4[d]           1,984,833
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                3,565,843       8,951,299                                 12,565,142
-------------------------------------------------------------------------------------------------------------------------------
Lease contract obligations                                  24,970       4,062,304                                  4,087,274
Long-term debt and other liabilities                     1,008,733       1,535,121                                  2,543,854
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                        4,599,546      14,548,724                                 19,196,270
-------------------------------------------------------------------------------------------------------------------------------
Redeemable convertible preferred stock                          --       3,959,031     (3,959,031)   4[e]                  --
Stockholders' equity (deficiency)
Convertible preferred stock                                     --       6,000,867     (6,000,867)   4[e]                  --
Common stock                                            10,023,606      16,425,317    (16,425,317)   4[e]
                                                                                        5,460,000    4[e]
                                                                                          275,000    4[e]          15,758,606
Accumulated deficit                                    (13,454,421)    (28,027,399)    28,027,399                 (13,454,421)
-------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                 (3,430,815)     (5,601,215)                                 2,304,185
-------------------------------------------------------------------------------------------------------------------------------
                                                         1,168,731      12,906,540                                 21,500,455
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Inforetech Wireless Technology Inc.


        PRO FORMA CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
                                  (Unaudited)

For the year ended December 31, 2000  (expressed in U.S. dollars)



                                                     Historical   Historical     Pro forma                 Pro forma
                                                     Inforetech     ProShot      adjustments              consolidated
                                                          $           $              $            Note         $
----------------------------------------------------------------------------------------------------------------------
Revenue                                                   --      5,399,995                                  5,399,995
Cost of revenue                                           --      3,507,755                                  3,507,755
----------------------------------------------------------------------------------------------------------------------
Gross income                                              --      1,892,240                                  1,892,240
----------------------------------------------------------------------------------------------------------------------
Operating expenses
Sales and marketing                                  596,060      1,417,596                                  2,013,656
Research and development                           3,214,497        788,323                                  4,002,820
General and administrative                         2,269,770      3,693,360                                  5,963,130
Amortization of goodwill                                  --        578,585       (578,585)      4[f]               --
                                                                                 1,700,069       4[g]        1,700,069
----------------------------------------------------------------------------------------------------------------------
                                                   6,080,327      6,477,864                                 13,679,675
----------------------------------------------------------------------------------------------------------------------
Operating loss                                    (6,080,327)    (4,585,624)                               (11,787,435)
Finance expense                                    1,447,920             --                                  1,447,920
Interest expense                                      97,732      1,359,107                                  1,456,839
Interest income                                      (14,656)            --                                    (14,656)
----------------------------------------------------------------------------------------------------------------------
Net loss before extraordinary items               (7,611,323)    (5,944,731)                               (14,677,538)

Extraordinary loss on extinguishment of debt         427,869             --                                    427,869

----------------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss                   (8,039,192)    (5,944,731)                               (15,105,407)
----------------------------------------------------------------------------------------------------------------------

Loss per common share before extraordinary
     items - basic and fully diluted                   (0.74)                                    4[h]            (0.93)
----------------------------------------------------------------------------------------------------------------------
Loss per common share after extraordinary
     items - basic and fully diluted                   (0.78)                                    4[h]            (0.96)
----------------------------------------------------------------------------------------------------------------------
Pro forma weighted average number
of shares outstanding                             10,258,224                                                15,718,224
----------------------------------------------------------------------------------------------------------------------

See accompanying notes

Inforetech Wireless Technology Inc.


                              NOTES TO PRO FORMA
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
December 31, 2000

1. BASIS OF PRESENTATION

The accompanying pro forma consolidated financial statements have been prepared in connection with a Form 8-K to be filed with the Securities and Exchange Commission to give effect to the acquisition of ProShot Golf, Inc. by Inforetech Wireless Technology Inc. through a share for share exchange using the purchase method of accounting. The pro forma consolidated financial statements have been prepared by management and are derived from:

  [i] The audited consolidated balance sheet of Inforetech Wireless Technology Inc. ("Inforetech") as at December 31, 2000 and the audited consolidated statement of loss and comprehensive loss for the year then ended.

  [ii] The audited balance sheet of ProShot Golf, Inc. ("ProShot") as at December 31, 2000 and the audited statement of loss and comprehensive loss for the year then ended.

The pro forma consolidated balance sheet as at December 31, 2000 gives effect to the acquisition of ProShot via a share for share exchange (see Note 3) as if it had occurred on December 31, 2000. The pro forma consolidated statement of loss and comprehensive loss for the year ended December 31, 2000 assumes the acquisition by Inforetech occurred on January 1, 2000.

The pro forma consolidated financial statements are not necessarily indicative of the results that actually would have been achieved if the transactions reflected therein had been completed on the dates indicated or the results which may be obtained in the future. In preparing these pro forma consolidated financial statements no adjustments have been made to reflect the operating benefits and general and administrative cost savings expected to result from combining the operations of Inforetech and ProShot.

The pro forma consolidated financial statements should be read in conjunction with the description of the acquisition in the Form 8-K, the audited consolidated financial statements of Inforetech as at December 31, 2000 and the audited financial statements of ProShot as at December 31, 2000, including notes thereto.

Inforetech Wireless Technology Inc.


                              NOTES TO PRO FORMA
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
December 31, 2000


2. ACCOUNTING POLICIES

The accounting policies used in the preparation of the pro forma consolidated financial statements are those disclosed in Inforetech's audited financial statements for the year ended December 31, 2000. In addition, the accounting policies discussed in ProShot's audited financial statements for the year ended December 31, 2000 in respect of revenue recognition and lease arrangements have been applied.

Management has determined that no adjustments are necessary to conform ProShot's financial statements with the accounting policies used by Inforetech in the preparation of its financial statements.

3. ACQUISITION OF PROSHOT

On November 7, 2000, the Company signed an agreement to purchase ProShot Golf, Inc. ["ProShot"]. On January 12, 2001 [the "Closing Date"], the transaction was consummated and the Company acquired all of the outstanding capital stock of ProShot. In consideration, the shareholders of ProShot received an aggregate of 4,500,000 shares of Class A Common Stock of the Company. Out of the 4,500,000 shares, 765,000 were placed in escrow in connection with the indemnification obligations of ProShot under the acquisition agreement. In addition, employees of ProShot will receive stock options of the Company in exchange for vested and unvested stock options of ProShot.

A further 960,000 Class A Common Shares of Inforetech have been placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of ProShot's stockholders who provided Stockholder Guarantees. Commencing 90 days following the Closing Date, if the Stockholder Guarantees have not been released in full, one twelfth of the Guarantee Escrow Shares are to be released from escrow for the benefit of the guarantors, each month until the Stockholder Guarantees have been released in full. In the event that any call is made on any of the Stockholder Guarantees after the Closing Date as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares are to be immediately released from escrow for the benefit of the guarantors. If none of the Stockholder Guarantees are called or the Stockholder Guarantees are released in full, the Guarantee Escrow Shares shall be distributed to all of ProShot's stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the transaction.

ProShot, based in California, is a manufacturer of global positioning system-based distance measurement equipment for golf courses. The ProShot system is currently in use on courses throughout the United States, Canada, Europe, Asia and Australia.

For financial reporting purposes the acquisition will be accounted for as a purchase with ProShot's results of operations to be included in income from the date of acquisition.

Inforetech Wireless Technology Inc.


                              NOTES TO PRO FORMA
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
December 31, 2000


3. ACQUISITION OF PROSHOT (cont'd.)

Acquisition costs consist primarily of legal and investment banker fees. Total costs accumulated in relation to the ProShot acquisition to December 31, 2000 have been deferred as at that date and will be included in the acquisition cost.

Immediately after the acquisition seven ProShot employees were involuntarily terminated under a general staff streamlining program. The cost of these terminations will be included in the purchase price allocation below.

The excess of the purchase price acquisition cost and involuntary employee termination costs over the fair value of the assets and liabilities acquired of $10,200,416 has been recorded as goodwill and will be amortized on a straight-line basis over 6 years.

                                                              $
---------------------------------------------------------------------
Fair value assets and liabilities acquired
Cash                                                         272,237
Accounts receivable                                        5,619,910
Inventories                                                1,513,222
Other assets                                               1,433,887
Capital assets                                             1,969,911
Revolving line of credit                                  (3,524,729)
Other long-term liabilities                              (11,023,995)
---------------------------------------------------------------------
                                                          (3,739,557)
---------------------------------------------------------------------

Purchase price
Common stock issued (5,460,000) at $1.00 per share         5,460,000
Acquisition costs                                            677,859
Options issued                                               275,000
Involuntary employee termination costs                        48,000
---------------------------------------------------------------------
                                                           6,460,859
---------------------------------------------------------------------
Goodwill                                                  10,200,416
---------------------------------------------------------------------

The allocation of the purchase price for this acquisition is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information.

Inforetech Wireless Technology Inc.


                              NOTES TO PRO FORMA
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
December 31, 2000


4. PRO FORMA ASSUMPTIONS AND ADJUSTMENTS

The pro forma consolidated financial statements have been prepared using the purchase method of accounting for the purchase of ProShot by Inforetech.

The following adjustments have been made to reflect the transaction described in note 3.

[a] To record Inforetech's deferred costs of acquiring ProShot in the purchase price [see note 3].

[b] To eliminate goodwill which arose from ProShot's acquisition of PinMark Corporation in fiscal 1998.

[c]  To record goodwill arising upon the acquisition of ProShot [see note 3].

[d] To record the cost of ProShot employee terminations pursuant to restructuring and integration described in the purchase equation.

[e] Pursuant to the Acquisition Agreement, Inforetech acquired all the common and convertible share capital of ProShot through the issuance of 5,460,000 common shares in Inforetech. Accordingly, all of ProShot's share capital is cancelled and the issuance of 5,460,000 common shares in Inforetech valued at $1.00 per share, is recorded. Furthermore, the fair value of share options issued to ProShot employees in exchange for their options outstanding as at the date of the acquisition has been estimated, using the Black-Scholes option valuation model, as $275,000. This amount is included in the purchase price [see note 3].

[f] To cancel amortization expense in relation to the goodwill which arose from ProShot's acquisition of PinMark Corporation in fiscal 1998.

[g] To record amortization expense in relation to goodwill arising upon the acquisition of ProShot [see note 3]. The goodwill is to be amortized on a straight-line basis over six years.

[h] The pro forma basic and fully diluted loss per share has been calculated based on the weighted average number of Inforetech's shares outstanding during the period giving effect to the transaction as if the 5,460,000 shares had been issued on January 1, 2000.

Consolidated Financial Statements


Inforetech Wireless Technology Inc.
(a development stage company)
December 31, 2000
(expressed in U.S. dollars)

                                AUDITORS' REPORT



To the Board of Directors and Shareholders of Inforetech Wireless Technology Inc.

We have audited the accompanying consolidated balance sheet of Inforetech Wireless Technology Inc. (a development stage enterprise) as of December 31, 2000 and the related consolidated statements of loss and comprehensive loss, stockholders' deficiency and cash flows for the year then ended, and for the period from August 11, 1998 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1999, and for the period from August 11, 1998 (inception) through December 31, 1999, were audited by other auditors whose report dated January 20, 2000 expressed an unqualified opinion on those statements. The financial statements for the period from August 11, 1998 (inception) to December 31, 1999 include total revenues and net loss of nil and $5,415,229, respectively. Our opinion on the statements of loss and comprehensive loss, stockholders' deficiency and cash flows for the period from August 11, 1998 (inception) through December 31, 2000, insofar as it relates to amounts for prior periods through December 31, 1999, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion based on our report and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended and for the period from August 11, 1998 (inception) through December 31, 2000 in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's history of losses and a working capital deficiency of $3,379,545 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
---------------------
    Ernst & Young LLP

Vancouver, Canada,
March 23, 2001.                                            Chartered Accountants

                                AUDITORS' REPORT



To the Board of Directors and Shareholders of Inforetech Wireless Technology Inc.

We have audited the accompanying consolidated balance sheet of Inforetech Wireless Technology Inc. (a development stage enterprise) as of December 31, 1999 and the related consolidated statements of loss and comprehensive loss, stockholders' deficiency and cash flows for the period ended December 31, 1999, the period from August 11, 1998 to July 31, 1999 and for the period from August 11, 1998 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated January 20, 2000, the Company, as discussed in Note 2, has experienced a substantial increase in costs that adversely affect the Company's current results of operations and liquidity. Note 2 describes management's plans to address these issues.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and the results of its operations and its cash flows for the period then ended and for the period from August 11, 1998 (inception) through December 31, 1999 in accordance with accounting principles generally accepted in the United States.

/s/ Lemieux Deck Millard Bond
-----------------------------
    Lemieux Deck Millard Bond

Langley, Canada,
January 20, 2000 (except for Note 2 and Note 4
which are as of March 23, 2001)                            Chartered Accountants

Inforetech Wireless Technology Inc.
(a development stage company)

                          CONSOLIDATED BALANCE SHEETS
                          [See note 2 - Going Concern]

As at December 31                                    (expressed in U.S. dollars)

                                                                                          2000                    1999
                                                                                                  [Restated - see note 4]
                                                                                          $                       $
-------------------------------------------------------------------------------------------------------------------------
ASSETS [note 10]
Current
Cash                                                                                          530                    --
Amounts receivable                                                                         39,801                83,507
Income tax credit receivable [note 5]                                                      26,676                    --
Inventory                                                                                  44,998                    --
Prepaid expenses and deposits                                                              74,293               194,786
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      186,298               278,293
Deferred acquisition costs [notes 1, 4 and 16a]                                           677,859                43,153
Property and equipment, net [note 6]                                                      304,574               204,068
-------------------------------------------------------------------------------------------------------------------------
                                                                                        1,168,731               525,514
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Bank indebtedness [note 7]                                                                 77,910                 4,214
Accounts payable and accrued liabilities                                                2,272,743               423,414
Accounts payable, related parties [note 11]                                                43,000                24,944
Current portion of obligations under capital leases [note 8]                                5,877                    --
Loans payable [note 9]                                                                    100,000               350,000
Convertible loans [note 10]                                                               100,000             1,824,903
Convertible loans, related parties [note 11a]                                             285,254               484,759
Promissory notes payable, related parties [note 11b]                                      681,059               869,746
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               3,565,843             3,981,980
-------------------------------------------------------------------------------------------------------------------------
Long-term debt
Long term obligation under capital leases [note 8]                                         24,970                    --
8% Series A convertible note - due August 4, 2003 [note 12a]                              589,632                    --
8% Convertible debenture - due August 4, 2005 [note 12b]                                  419,101                    --
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       4,599,546             3,834,980
-------------------------------------------------------------------------------------------------------------------------
Commitments [note 13]
Stockholders' deficiency [note 15]
Class A common stock, $.001 par value
 Authorized: 100,000,000 Class A, voting, participating shares;
 Issued: 2000 - 11,298,745; 1999 - 2,173,917                                               11,299                 2,175
Class B common stock, $.001 par value
 Authorized: 10,000,000 Class B, voting, convertible, non-participating shares;
 Issued: 2000 - 7,002,030; 1999 - 7,195,750                                                 7,002                 7,196
Class A stock to be issued: 261,133 shares unissued at December 31, 1999                       --                   261
Additional paid in capital                                                             10,005,305             1,949,131
Deficit accumulated during development stage                                          (13,454,421)           (5,415,229)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                         (3,430,815)           (3,456,466)
-------------------------------------------------------------------------------------------------------------------------
                                                                                        1,168,731               378,514
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Inforetech Wireless Technology Inc.
(a development stage company)

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                          [See note 2 - Going Concern]

                                                    (expressed in U.S. dollars)


                                                                                                Total from
                                                                                                 inception
                                                 January 1,       August 1,      August 11,     (August 11,
                                                   2000 to         1999 to        1998 to        1998) to
                                                December 31,    December 31,      July 31,     December 31,
                                                    2000            1999           1999            2000
                                                            [Restated-see note 4]
                                                      $               $               $              $
-------------------------------------------------------------------------------------------------------------
EXPENSES
Administration [note 15d]                          2,201,317         577,439        626,867       3,405,623
Depreciation                                          68,453          21,727         11,099         101,279
Marketing [note 15d]                                 596,060         246,936        303,667       1,146,663
Research and development [notes 5 and 15d]         3,214,497         843,736      1,153,966       5,212,199
-------------------------------------------------------------------------------------------------------------
                                                  (6,080,327)     (1,689,838)    (2,095,599)     (9,865,764)
Finance costs [notes 1,9a,10d,12 and 15d]          1,447,920         235,543        113,935       1,797,398
Interest expense                                      97,732          77,400        164,060         339,192
Interest income                                      (14,656)        (16,264)            --         (30,920)
-------------------------------------------------------------------------------------------------------------
Loss before extraordinary items                   (7,611,323)     (1,986,517)    (2,373,594)    (11,971,434)

Extraordinary loss on extinguishment
of debt [note 9c]                                    427,869              --             --         427,869
-------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss                   (8,039,192)     (1,986,517)    (2,373,594)    (12,399,303)

Deficit, beginning of period                      (5,415,229)     (3,428,712)    (1,055,118)     (1,055,118)
-------------------------------------------------------------------------------------------------------------
Deficit, end of period                           (13,454,421)     (5,415,229)    (3,428,712)    (13,454,421)
-------------------------------------------------------------------------------------------------------------
Loss per common share before
extraordinary loss - basic and diluted                 (0.74)          (1.83)         (6.20)

Loss per common share after
extraordinary loss - basic and diluted                 (0.78)          (1.83)         (6.20)

Weighted average number of common
shares outstanding                                10,258,224       1,084,859        383,099
-------------------------------------------------------------------------------------------------------------

See accompanying notes

Inforetech Wireless Technology Inc.
(a development stage company)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                          [See note 2 - Going Concern]

                                                    (expressed in U.S. dollars)


                                                                                         Class A common stock  Class B common stock
                                                                                           Number                 Number
                                                                               Note      of shares      Amount   of shares  Amount
                                                                             reference       #             $         #
-----------------------------------------------------------------------------------------------------------------------------------
Deemed issued for cash on organization of Company, August 1998                                   1          1          --      --
Deemed issue of common shares for purchase of InForetech Golf Technology,
 Inc., August 1998                                                                              --         --   5,250,000   5,250

Deemed issue of common stock for services                                                  404,250        404          --      --
Deemed issue of common stock for cash, November 1998                                            --         --   1,845,750   1,845
Deemed issue of voting rights upon issuance of convertible promissory notes    10[b]            --         --     525,000     525
Deemed issue on conversion of $300,000 promissory notes, April 1999            10[b]       300,000        300    (300,000)   (300)
Deemed issue of common stock for cash, July 1999                                           225,000        225          --      --
Net loss                                                                                        --         --          --      --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999                                                                     929,250        930   7,320,750   7,320
Deemed issue of common stock for services                                                   40,000         40          --      --
Deemed issue of common stock for cash, November 1999                                       399,667        400          --      --
Deemed issue on exercise of stock purchase warrants                                         50,000         50          --      --
Deemed issue on conversion of $125,000 promissory note                         10[b]       125,000        125    (125,000)   (125)
Deemed issue of common stock to settle debt                                                600,000        600          --      --
Deemed issue of common stock for interest                                                   30,000         30          --      --
Common stock deemed to be issued for services                                   4               --         --          --      --
Net loss                                                                                        --         --          --      --
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                               2,173,917      2,175   7,195,750    7,196
Deemed common shares issued to settle debt                                      9[c]       960,332        960          --       --
Deemed issue of common shares for services                                      4          261,333        261          --       --
Acquisition of Inforetech Wireless Technology Inc. by Inforetech                1        6,156,000      6,156          --       --
Common stock issued for cash concurrent with reverse acquisition                1          875,000        875          --       --
Stock based compensation                                                       15[d]            --         --          --       --
Common stock issued on conversion of Class B shares                                        193,720        194    (193,720)    (194)
Common stock issued to settle related party convertible loan                   11[a]       193,720        194          --       --
Common stock issued on exercise of options                                     15[b][i]    100,000        100          --       --
Beneficial conversion feature related to convertible loans                     10[d]            --         --          --       --
Detachable warrant and beneficial conversion feature related to Series A       12[a]            --         --          --       --
 convertible note
Detachable warrant and beneficial conversion feature related to Series A       12[b]            --         --          --       --
 convertible debenture
Warrants issued as finder's fee on convertible debt                            12[c]            --         --          --       --
Detachable options issued with short term note, July 2000                      9[a]             --         --          --       --
Common stock issued to settle promissory note                                  10[c]       162,500        162          --       --
Common stock issued for cash, October 2000                                   15[b][ii]     222,223        222          --       --
Net loss                                                                                        --         --          --       --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                              11,298,745     11,299   7,002,030     7,002
-----------------------------------------------------------------------------------------------------------------------------------

                                                                              Additional       Accumulated          Total
                                                                               paid-in           deficit         stockholder's
                                                                                capital         [Restated -       deficiency
                                                                            [Restated - see         see          [Restated - see
                                                                                note 4]           note 4]            note 4
                                                                                  $                  $                 $
-----------------------------------------------------------------------------------------------------------------------------------
Deemed issued for cash on organization of Company, August 1998                              (1)             --                 --
Deemed issue of common shares for purchase of InForetech Golf Technology,
 Inc., August 1998                                                                      (5,250)                        (1,055,118)

Deemed issue of common stock for services                                                   --              --                404
Deemed issue of common stock for cash, November 1998                                        --              --              1,845
Deemed issue of voting rights upon issuance of convertible promissory notes               (520)             --                  5
Deemed issue on conversion of $300,000 promissory notes, April 1999                    299,997              --            299,997
Deemed issue of common stock for cash, July 1999                                       224,775              --            225,000
Net loss                                                                                    --      (2,373,594)        (2,373,594)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999                                                                 519,002      (3,428,712)        (2,901,459)
Deemed issue of common stock for services                                               39,960              --             40,000
Deemed issue of common stock for cash, November 1999                                   324,350              --            324,750
Deemed issue on exercise of stock purchase warrants                                     99,950              --            100,000
Deemed issue on conversion of $125,000 promissory note                                 124,999              --            124,999
Deemed issue of common stock to settle debt                                            599,400              --            600,000
Deemed issue of common stock for interest                                               29,970              --             30,000
Common stock deemed to be issued for services                                          211,500              --            211,761
Net loss                                                                                    --      (1,986,517)        (1,986,517)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                           1,949,131      (5,415,229)        (3,456,466)
Deemed common shares issued to settle debt                                             776,909              --            777,869
Deemed issue of common shares for services                                                  --              --                 --
Acquisition of Inforetech Wireless Technology Inc. by Inforetech                       (49,309)             --            (43,153)
Common stock issued for cash concurrent with reverse acquisition                     3,101,125              --          3,102,000
Stock based compensation                                                               342,035              --            342,035
Common stock issued on conversion of Class B shares                                         --              --                 --
Common stock issued to settle related party convertible loan                           193,526              --            193,720
Common stock issued on exercise of options                                              99,900              --            100,000
Beneficial conversion feature related to convertible loans                             271,333              --            271,333
Detachable warrant and beneficial conversion feature related to Series A             1,000,000              --          1,000,000
 convertible note
Detachable warrant and beneficial conversion feature related to Series A             1,000,000              --          1,000,000
 convertible debenture
Warrants issued as finder's fee on convertible debt                                     16,300              --             16,300
Detachable options issued with short term note, July 2000                               79,836              --             79,836
Common stock issued to settle promissory note                                          224,741              --            224,903
Common stock issued for cash, October 2000                                             999,778              --          1,000,000
Net loss                                                                                    --      (8,039,192)        (8,039,192)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                          10,005,305     (13,454,421)        (3,430,815)
----------------------------------------------------------------------------------------------------------------------------------

Inforetech Wireless Technology Inc.
(a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          [See note 2 - Going Concern]

                                                                                                      (expressed in U.S. dollars)

                                                                                                                     Total from
                                                                                  August 1,                          inception
                                                             January 1,            1999 to             August 11,     (August 11,
                                                              2000 to           December 31,           1998 to        1998) to
                                                            December 31,            1999               July 31,      December 31,
                                                              2000            [Restated-see note 4]      1999            2000
                                                                 $                    $                   $              $
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                      (8,039,192)              (1,986,517)    (2,373,594)    (12,399,303)
Adjustment to reconcile net loss to cash used in
operating activities:
 Depreciation                                                     68,453                   21,727         11,099         101,279
 Expenses paid by issuance of stock                                   --                  281,761            404         282,165
 Compensation related to stock options                           342,035                       --             --         342,035
 Accretion of benefit related to convertible debt              1,325,544                       --             --       1,325,544
 Finance costs related to warrants and options                   173,566                       --             --         173,566
 Amortization of finance costs [note 12c]                          9,203                       --             --           9,203
 Extraordinary loss on settlement of debt                        427,869                       --             --         427,869
Changes in operating assets and liabilities:
 Accounts receivable                                              17,030                  (66,866)       (16,641)        (66,477)
 Prepaid expenses and deposits                                    77,340                 (186,229)        (8,557)       (117,446)
 Inventory                                                       (44,998)                      --             --         (44,998)
 Accounts payable and accrued liabilities                      1,206,447                  279,819        350,288       1,836,554
----------------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                             (4,436,703)              (1,656,305)    (2,037,001)     (8,130,009)
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property and equipment                              (134,626)                (122,050)      (114,844)       (371,520)
Costs of acquisition of ProShot Golf, Inc.                       (36,664)                      --             --         (36,664)
Advances to related company                                           --                       --     (1,055,118)     (1,055,118)
----------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                               (171,290)                (122,050)    (1,169,962)     (1,463,302)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Common stock issued for cash                                   4,202,000                  424,750        226,849       4,853,599
Principal payments under capital lease obligations                (3,486)                      --             --          (3,486)
Loan proceeds                                                  2,100,000                1,700,000        500,000       4,300,000
Finder's fee                                                     (75,000)                      --             --         (75,000)
Loan repayments                                               (1,500,000)                (100,000)            --      (1,600,000)
Borrowings under bank indebtedness                                73,696                 (152,190)       156,404          77,910
Borrowing on (repayment of) promissory notes                    (188,687)                 (94,205)     2,323,710       2,040,818
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                          4,608,523                1,778,355      3,206,963       9,593,841
----------------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                     530                       --             --             530
Cash, beginning of period                                             --                       --             --              --
----------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                  530                       --             --             530
----------------------------------------------------------------------------------------------------------------------------------

NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued on conversion of convertible notes           418,623                  125,000        300,000         843,623
Common stock issued to settle debt                               777,869                  600,000             --       1,377,869
Common stock issued for interest                                      --                   30,000             --          30,000
Common stock issued for services                                      --                  251,761            404         252,165
Beneficial conversion features                                 1,325,544                       --             --       1,325,544
Warrants issued in consideration of debt financing               238,326                       --             --         238,326
Extraordinary loss on extinguishment of debt                     427,869                       --             --         427,869
----------------------------------------------------------------------------------------------------------------------------------
                                                               3,188,231                1,006,761        300,404       4,495,396
----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
Cash paid during the period for interest                          17,095                   58,381         39,505         114,981
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)


1. NATURE OF OPERATIONS

Inforetech Wireless Technology, Inc., a Nevada corporation, and its wholly-owned subsidiary, InForetech Golf Technology 2000, Inc. (collectively the "Company") are involved in the development of golf course management technology. The Company is in the process of developing a hand-held Global Positioning Satellite ("GPS") technology and has not yet determined the ultimate economic viability of the technology. Commercial operations have not yet commenced. As at December 31, 2000, the Company had substantially all of its assets and operations in Canada.

The Company acquired ProShot Golf Inc. ("ProShot") on January 12, 2001 [see note 16a]. ProShot is a California based company that manufactures, markets, leases, and installs an integrated GPS system that provides golfers with yardage readings and potential shot options from any location on a golf course. The ProShot GPS system is installed directly on golf carts.

Reverse acquisition of InForetech Golf Technology 2000 Inc.

These consolidated financial statements are the continuing financial statements of InForetech Golf Technology 2000 Inc. ("InForetech 2000"), a company incorporated in the province of British Columbia, Canada. On February 2, 2000, InForetech 2000 was recapitalized and acquired Inforetech Wireless Technology Inc. ("IWTI") (formerly Diversified Marketing Services Inc., "Diversified"), an inactive Nevada corporation which trades on the Over-The-Counter Bulletin Board.

Pursuant to the terms of a Share Exchange and Finance Agreement ("SEF Agreement") dated December 16, 1999 between InForetech 2000, its founding shareholders, IWTI and Mercer Capital Corp., the founding shareholders of Inforetech 2000 agreed to exchange their shares of InForetech 2000 for shares of IWTI, or shares that were convertible into shares of IWTI. Shareholders of InForetech 2000 who were not founding shareholders also requested to exchange their shares for IWTI under the SEF agreement. All the share exchanges were to be done on a one-for-one basis.

In connection with the transaction the 6,156,000 previously issued and outstanding common stock of IWTI were converted into Class A Common Shares of IWTI. On the closing of the SEF Agreement on February 2, 2000, IWTI acquired all of the issued and outstanding shares of InForetech 2000 by issuing 7,095,750 Class B common shares of IWTI and 7,095,750 Class A preferred shares of Inforetech Holdings Inc. to the founding shareholders of Inforetech 2000, and issuing 2,173,917 Class A common shares of IWTI to the non-founder shareholders of InForetech 2000. As a result of this transaction, the stakeholders in InForetech 2000 acquired control of IWTI and retained their proportionate interests in InForetech 2000. Inforetech Holdings Inc. is a wholly owned, Canadian incorporated, subsidiary of IWTI.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)


1. NATURE OF OPERATIONS (cont'd.)

Prior to the consummation of the acquisition and pursuant to the terms of the SEF Agreement, Mercer agreed to complete two private placements to raise a minimum of $3,150,000. During January 2000, Mercer completed its duties to deliver two private placements totaling $3,152,000. On January 20, 2000, IWTI completed the sale of 375,000 Class A common shares of IWTI at $4.00 per share to raise gross proceeds of $1.5 million and 400,000 Class A common shares of IWTI at $4.13 to raise gross proceeds of $1,652,000. From the gross proceeds of $3,152,000, $50,000 was paid as a finder's fee along with the issuance of 100,000 Class A common shares of IWTI.

This transaction is considered an acquisition of IWTI (the accounting subsidiary/legal parent) by InForetech 2000 (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of IWTI by InForetech Golf. Inforetech's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to February 2, 2000 are those of Inforetech 2000. At February 2, 2000, IWTI had net assets of $3,102,000 comprising the cash raised in the private placements, net of issue costs. IWTI had no other assets or liabilities at February 2, 2000. For purposes of this acquisition, the fair value of the net assets of IWTI have been ascribed to the outstanding common stock of IWTI deemed issued in the acquisition as follows:

                                                   Number of
                                                 Class A Shares      $

Original shareholders of IWTI                       6,156,000      (43,153)
Private placement, including finder's fee             875,000    3,102,000
---------------------------------------------------------------------------
                                                    7,031,000    3,058,847
---------------------------------------------------------------------------

The total legal expenses related to the SEF Agreement of $43,153 were deferred as at December 31, 1999 [see note 4]. Upon consummation of the transaction, these expenses have been charged to additional paid in capital as a cost of the recapitalization and private placements.

Pursuant to the SEF Agreement, the terms of common stock equivalents of InForetech 2000 outstanding at February 2, 2000; including options and warrants to purchase common stock of InForetech 2000 and its convertible loans and promissory notes, have been modified to entitle holders to receive Class A and Class B common stock in IWTI upon exercise or conversion, on a basis consistent with each instrument's original terms.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)


1. NATURE OF OPERATIONS (cont'd.)

Amalgamation of subsidiary companies

Effective June 30, 2000, the Company's subsidiaries, InForetech Golf Technology 2000 Inc., InForetech Golf Technology, Inc. and InForetech Holdings Inc. were amalgamated into one company which continues under the name InForetech Golf Technology 2000 Inc. As a result of the amalgamation of the Class A preferred stock of Inforetech Holdings Inc. were cancelled for no consideration.

Change in year end

Effective December 31, 1999, the Company changed its year end to December 31 from July 31. Accordingly these financial statements include the five month transition period July 31, 1999 to December 31, 1999.


2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. The continuation of the Company's research and development activities and the commercialization of the technology is dependent upon the Company's ability to successfully complete its research and development programs and finance its cash requirements through a combination of equity financings and payments from potential strategic partners.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $13,502,881 at December 31, 2000 and, as of that date, a working capital deficiency of $3,379,545. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)

2. GOING CONCERN (cont'd.)

On January 12, 2001, the Company acquired ProShot Golf, Inc. ["ProShot"][see note 16a]. ProShot's ability to continue as a going concern is also in substantial doubt. Since gaining control of ProShot, the Company's management has undertaken the following steps to alleviate going concern problems of the consolidated entity:

   . In January 2001, the Company downsized the operations of its subsidiaries, Inforetech Wireless Technology 2000 Inc. and ProShot Golf, Inc., by reducing the workforce in both Companies by approximately 20%.

   . In February 2001, the Company received a $1.2 million loan bearing interest at LIBOR plus 1%. The interest is payable quarterly. The loan matures in February 2002 but can be extended in increments of one year for a fee of 2% of the principal amount outstanding. The loan is collateralized by the shares of an Inforetech shareholder. This cash is to be used as working capital for the Company's subsidiaries. A finder's fee of $48,000, in respect of this loan, is payable, in cash, to a third party.

Management's near term financing plans include:

   . Actively seeking, and negotiating with, potential joint venture partners in the Far East and Europe.

   . Negotiations with various intermediaries in respect of the refinancing of equipment leases held by third parties, and, the introduction of a new leasing program for the Company's products.

   . The pursuit of opportunities for a private equity offering and/or debt financing. In January 2001, the Company's investment banking advisors prepared a Confidential Information Memorandum for the purpose of raising $10,000,000 through the issuance of convertible preferred stock.

The outcome of these efforts cannot be assured.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies used in the preparation of these financial statements are summarized below.

Consolidation

These consolidated financial statements include the accounts of Inforetech Wireless Technology, Inc. and its wholly-owned subsidiary, InForetech Golf Technology 2000 Inc. All intercompany balances and transactions have been eliminated.

Loss per share

Basic loss per share is based on net loss divided by the weighted average common shares outstanding or deemed to be outstanding during the period. Diluted loss per share assumes exercise of in-the-money stock options and warrants outstanding into common stock at the beginning of the year or date of issuance, unless they are antidilutive.

Use of estimates

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

Foreign exchange

Transaction amounts denominated in foreign currencies (currencies other than U.S. dollars) are translated into U.S. dollars at exchange rates prevailing at the transaction dates. Carrying values of non-U.S. dollar monetary assets and liabilities are adjusted at each balance sheet date to reflect the U.S. exchange rate prevailing at that date. Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each period end are included in earnings.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the following estimated useful lives:

  Office equipment and furnishings            3 - 5 years
  Computer software                               3 years
  Leasehold improvements                       Lease term
  Tooling                                         3 years

The Company leases certain of its office equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term.

Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consist of raw material parts.

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation expense for employees is based on the difference between the fair value of the Company's stock and the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Recent accounting pronouncements

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company has not yet determined the impact of SFAS 133.


4.  RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Share Exchange and Finance Agreement ["SEF Agreement", see note 1] is dated December 16, 1999 and lists certain consultants and a director to which 261,333 common shares were to be issued prior to the closing. The SEF Agreement closed on February 2, 2000. During 2000, the Company determined that the shares to be issued were in payment of services fair valued at $211,761 which had been rendered prior to December 31, 1999 and that the Company's obligation for these services had not been recorded at December 31, 1999. These shares were issued on February 2, 2000 upon the consummation of the recapitalization and reverse acquisition [see note 1]. Accordingly, stockholders' equity as at December 31, 1999 has been restated to reflect the shares to be issued; and expenses, loss before extraordinary items and net loss and comprehensive loss for the year ended December 31, 1999 increased by the $211,761. Net loss per share increased by $0.20 for the period ended December 31, 1999.

Furthermore, legal costs of $43,153 incurred to December 31, 1999, and relating to the recapitalization and reverse acquisition [see note 1], were expensed by Inforetech 2000 in its period ended December 31, 1999 financial statements. In these financial statements the costs have been reflected as a deferred charge as at December 31, 1999 and upon consummation of the recapitalization and reverse acquisition on February 2, 2000 they were charged to stockholders' deficiency. Accordingly, net loss for the year ended December 31, 1999 decreased by $43,153 and loss per share decreased by $0.04.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)



5. SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT TAX CREDITS

Prior to February 2, 2000 certain of the Company's subsidiary's research expenditures were eligible for the Canadian Government Scientific Research and Experimental Development ["SR&ED"] tax credit. Under this program Canadian controlled private corporations ["CCPC"] can receive a refundable investment tax credit of up to 35% for qualifying SR&ED expenditures to a maximum limit of $2,000,000 in expenditures. Companies with expenditures over $2,000,000 can receive an investment tax credit of up to 20% for qualifying SR&ED expenditures. The Company ceased to be a CCPC, due to the reverse acquisition [note 1].

Investment tax credits are subject to review and audit by Canada Customs and Revenue Agency and are accrued when qualifying expenditures are made and there is reasonable assurance that the credits will be realized. During fiscal 2000, the Company received refundable tax credits totalling $956,224, in respect of SR&ED expenditures incurred from the date of incorporation to December 31, 1999. For the period from January 1, 2000 to February 2, 2000 the Company expects to receive refundable tax credits of $26,676. The total benefit of $982,900 has been credited to research and development expense in fiscal 2000.

The gross research and development expense for the year was $4,197,397 [July 31, 1999 to December 31, 1999; $843,736, August 11, 1998 to July 31, 1999;
$1,153,966].

6. PROPERTY AND EQUIPMENT
                                        2000        1999
                                         $           $
----------------------------------------------------------
Office equipment and furnishing        240,696     135,645
Computer software                       55,850      37,435
Leasehold improvements                  92,057      64,259
Tooling                                 17,695          --
----------------------------------------------------------
                                       406,298     237,339
Less: accumulated depreciation        (101,724)    (33,271)
----------------------------------------------------------
                                       304,574     204,068
----------------------------------------------------------

7. BANK INDEBTEDNESS

The current account overdraft bears interest at 21%, is due on demand, and is collateralized by the personal guarantee of the principal shareholder of the Company.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)


8. CAPITAL LEASES

The Company leases certain equipment under capital lease agreements that expire at various dates through January 2006. At December 31, 2000, the gross amount of equipment and related accumulated amortization under capital leases recorded in property and equipment [note 6] were as follows:

                                                                                                  2000       1999
                                                                                                    $          $
-------------------------------------------------------------------------------------------------------------------
Office equipment and furnishings                                                                 34,333         --
Less: accumulated amortization                                                                   (4,068)        --
--------------------------------------------------------------------------------------------------------------------
                                                                                                 30,265         --
--------------------------------------------------------------------------------------------------------------------

Future minimum lease payments under capital leases as at December 31, 2000 are as follows:

                                                                                                              2000
                                                                                                               $
--------------------------------------------------------------------------------------------------------------------
2001                                                                                                         9,135
2002                                                                                                         9,135
2003                                                                                                         9,135
2004                                                                                                         7,101
2005                                                                                                         4,253
2006                                                                                                           355
--------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                                                39,114
Less: amount representing interest                                                                           8,267
--------------------------------------------------------------------------------------------------------------------
Present value of minimum capital lease payments                                                             30,847
Less: current portion of obligations under capital leases                                                    5,877
--------------------------------------------------------------------------------------------------------------------
Obligations under capital leases, excluding current portion                                                 24,970
--------------------------------------------------------------------------------------------------------------------

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)


9. LOANS PAYABLE

[a]  Short-term loan for $200,000

On July 12, 2000 the Company received a loan for $200,000. The loan bore interest at 5% per month and had a maturity date of August 14, 2000. A director of the Company guaranteed the loan. The lender was assigned a right to receive a portion of the proceeds of the Company's Canadian Government Scientific Research and Experimental Development tax credit [see note 5]. As further consideration for the loan, the lender was issued with an option to purchase 60,000 Class A common shares in the Company at a price of $5 per share. The option expires on July 12, 2002.

The proceeds raised of $200,000 have been allocated to the debt ($120,164) and the options ($79,836) based on their relative fair values at the date the loan was received. The $79,836 allocated to the option has been reflected in the accompanying financial statements as a finance expense on the loan with a corresponding credit to additional paid in capital.

The loan, plus accrued interest of $10,849, was repaid on August 14, 2000.

[b]  Short-term loan for $100,000

On November 27, 2000 the Company received a loan for $100,000. The loan bears interest of 5% per month until the principal is repaid in full. The loan is unsecured. Interest of $5,417 has been charged to interest expense and is included in accounts payable and accrued liabilities in the balance sheet at December 31, 2000. The loan has no fixed repayment terms.

[c]  Other loans

During the period ended July 31, 1999, the Company received a total of $350,000 in loans. The loans were unsecured, repayable on demand and non-interest bearing. The balance outstanding at December 31, 1999 was $350,000.

Pursuant to the terms of the SEF Agreement dated December 16, 1999, the Company committed to issuing 960,332 Class A common shares in settlement of notes in the
amount of $350,000.   In connection with the early extinguishment of this debt
the Company has recorded an extraordinary loss of $427,869, based on the difference between the fair value of the common shares issued and the carrying value of the debt settled.

Inforetech Wireless Technology Inc.
(a development stage company)

                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                    (expressed in U.S. dollars)

10. CONVERTIBLE LOANS

                                                    2000        1999
                                           Note       $           $
------------------------------------------------------------------------
 Bridge financing                          [a]          --    1,500,000
 Series A convertible promissory notes     [b]     100,000      100,000
 Convertible promissory note               [c]          --      224,903
------------------------------------------------------------------------
                                                   100,000    1,824,903
------------------------------------------------------------------------

[a]  Bridge financing

In September 1999 Mercer advanced $1,500,000 to InForetech 2000. The loan bore interest at 12% per annum, was collateralized by a general security agreement over the assets of InForetech 2000, and was to be repaid from the proceeds of private placements to be raised as described in Note 1. In addition, the loan granted Mercer the right to convert the debt into Class A Shares of the Inforetech 2000 at a price of $1.00 per share. The Company repaid this advance with the proceeds of the private placements.

[b]  Series A convertible promissory notes

On April 30, 1999, the Company's subsidiary, InForetech Golf Technology 2000 Inc. ("InForetech 2000"), completed a private placement of $525,000 of Series A convertible notes. The notes bore interest at 10% per annum, matured two years from issuance and were convertible into one unit for each $1 of debt. Each unit comprised one InForetech 2000 Class A common share and one InForetech 2000 Class A share purchase warrant. Each share purchase warrant entitled the holder to acquire one InForetech 2000 Class A share at $2.00 at any time within two years of date of issuance. The holders of the notes also received InForetech 2000 Class C shares in order to provide the note holders with voting rights. The InForetech 2000 Class C shares were required to be surrendered to InForetech 2000 upon conversion of the notes. As at December 31, 1999, $425,000 of the notes had been converted into 425,000 units.

On January 24, 2000, the units and shares attached to the remaining $100,000 note were amended reflecting the impending transaction as described in Note 1. The note's conversion terms were amended to provide the note holder with the same conversion terms as the original note provided. The note was amended so that it would be convertible into units of the Company as opposed to Inforetech 2000, such that one unit is convertible into 1 Class A common share and 1 Class A share purchase warrant of the Company. In order to provide the note holder with voting rights in the Company, the remaining 100,000 Class C shares in InForetech 2000 were exchanged for 100,000 Class B shares in the Company. As with the original Class C shares terms, the 100,000 Class B shares are to be
surrendered upon conversion of the note.    In these financial statements, the
entitlement of the note holder to voting rights have been presented as a Class B share of the Company deemed issued and outstanding from April 30, 1999.

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


10. CONVERTIBLE LOANS (cont'd.)

[c]  Convertible promissory note

During fiscal 1999, the Company exchanged $224,903 of legal fees payable for a convertible promissory note of the same amount. In September 2000, commensurate with the terms of the note, the note was converted to 162,500 Class A common shares of the Company and 162,500 warrants to purchase Class A common shares of the Company. 100,000 warrants have an exercise price of $2.00 and the remaining 62,500 have an exercise price of $4.00. All 162,500 warrants expire two years from their date of issuance.

[d]  Convertible loan for $300,000

Pursuant to a Convertible Loan Agreement dated May 9, 2000, the Company borrowed $300,000. The loan was collateralized by a general security agreement over the Company's assets. The loan bore interest at 12% per annum and was due on November 8, 2000.

The lender had the right, at any time prior to the maturity date, to convert any or all of the balance outstanding into Units of the Company at $5.00 per unit. Each unit was comprised of one Class A common share and one share purchase warrant to purchase a Class A share at a price of $5.00 per share and an expiry date of May 9, 2002. Based on the $5.00 conversion price and an $8.24 share price on the date of issuance there was an intrinsic value associated with the beneficial conversion feature of $388,800. The discount assigned to the beneficial conversion feature is limited to the amount borrowed. Accordingly, a cost of $300,000 has been charged to finance costs in the year.

The conversion right was not exercised. The loan plus accrued interest of $18,000 was repaid in full in October 2000. A portion of the proceeds paid on settlement was allocated to additional paid in capital based on the intrinsic value of the beneficial conversion feature. Accordingly, finance expenses were reduced by $28,667 on repayment of the loan.

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


11. RELATED PARTY TRANSACTIONS

In addition to the transactions described in Note 7, the company has entered into the following arrangements with related parties:

[a] Convertible loans

Related party convertible loans are unsecured, repayable on demand and are non-interest bearing. These notes may be converted into Class A shares of the Company at the price of $1.00 per Class A share. At December 31, 1999, there was a $330,000 U.S. dollar note and a $154,759 Canadian dollar denominated note (C$ 223,500).

In March 2000, the holder of a note of $330,000 converted $193,720 of the note to 193,720 Class A common shares of the Company. Otherwise, there were no changes in the composition of the notes from December 31, 1999. The translation of the Canadian dollar denominated loan at December 31, 2000 gave rise to an unrealized foreign exchange gain of $5,785.

[b] Promissory notes

Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured, repayable on demand and bear interest at 10%. The note holders have waived their interest for the periods ended December 31, 1999 and December 31, 2000. Accordingly, the interest has not been accrued.

[c] Related Party Transactions

During fiscal 2000, commissions and consulting fees paid to a company with a common director were $67,000 [July 31, 1999 to December 31, 1999; $32,500, August 11, 1998 to July 31, 1999; $62,875]. As at December 31, 2000 $43,000 is
owing to these related parties [December 31, 1999 - $ 24,944].

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


12. LONG-TERM CONVERTIBLE DEBT

                                                                                             Convertible securities
                                                             Unamortized     Unamortized          net balance
                                                              beneficial    debt discount            as at
                                                Principal     conversion    and financing         December 31,
                                                   sum         feature          costs                2000
                                       Notes        $             $               $                    $
---------------------------------------------------------------------------------------------------------------
Series A 8% convertible note           [a, c]    1,000,000       (85,516)        (324,852)           589,632
Series A 8% convertible debenture      [b, c]    1,000,000      (223,909)        (356,990)           419,101
---------------------------------------------------------------------------------------------------------------

[a] Effective August 4, 2000, the Company entered into a securities purchase agreement with Augustine Funds, L.P. relating to the sale of $1,000,000 in principal amount of Series A 8% convertible note due August 4, 2003 and warrants to purchase up to 100,000 shares of Class A common stock. Interest of 8% accrues on this note from August 4, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on August 4, 2005.

     The proceeds raised of $1,000,000 have been allocated to the debt ($671,876) and the warrants ($328,124) based on their relative fair values at the date the loan was received. The fair value of the warrant is considered a discount on the convertible note, with a corresponding credit to additional paid-in capital. The debt discount is being amortized, based on an effective yield basis, over the three-year term of the note. During 2000, $44,349 of the discount was amortized and included in financing costs, leaving an unamortized debt discount of $283,775. There is a further unamortized balance of $41,077 pertaining to financing costs (see Note
     12c).

     The note is convertible (plus related interest expense) into Class A common stock at the lesser of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common shares for the five days immediately preceding the conversion date. These terms give the holder an in the money conversion rate, the benefit of which is limited to the proceeds allocated to the debt. Accordingly, a beneficial conversion feature of $671,876 has been recognized as further discount on the convertible note liability with a corresponding credit to additional paid-in capital. The beneficial conversion feature is amortized to finance expense over the 180 day period from August 4, 2000 (date of note) to February 1, 2001 (the first possible date that the note may be converted). The finance expense relative to the beneficial conversion feature was $586,360 for 2000, leaving an unamortized balance of $85,516 at December 31, 2000.

     Shares held in the Company by a director guarantee the note.

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


12. LONG-TERM CONVERTIBLE DEBT (cont'd.)


[b] Effective August 4, 2000, the Company entered into a securities purchase agreement with The Sharr Fund Ltd. relating to the sale of $1,000,000 in principal amount of 8% Convertible Debenture due August 4, 2005 and warrants to purchase up to 100,000 shares of Class A common stock. Interest of 8% accrues on this debenture from September 12, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on September 12, 2005.

     The proceeds raised of $1,000,000 have been allocated to the debt ($634,649) and the warrants ($365,351) based on their relative fair values at the date the loan was received. The fair value of the warrant is considered to be a discount on the convertible debenture, with a corresponding credit to additional paid-in capital. The debt discount is being amortized, on an effective basis, over the five-year term of the debenture. During 2000, $49,381 of the discount was amortized and included in financing costs, leaving an unamortized debt discount of $315,970. There is a further unamortized balance of $41,020 pertaining to financing costs (see Note 12c).

     The debenture is convertible (plus related interest expense) into Class A common stock at the lesser of (i) $5.25 or (ii) 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. These terms give the holder an in the money conversion rate, the benefit of which is limited to the proceeds allocated to the debt. Accordingly, a beneficial conversion feature of $634,649 has been recognized as a further discount on the convertible debenture liability with a corresponding credit to additional paid-in capital. The beneficial conversion feature is amortized to finance expense over the 180 day period from September 12, 2000 (closing date of debenture) to March 11, 2001 (the first possible date that the debenture may be converted). The finance expense relative to the beneficial conversion feature was $410,740 for 2000, leaving an unamortized balance of $223,909 at December 31, 2000.

     Shares held in the Company by a director guarantee the debenture.

[c] On August 4, 2000, the Company paid cash of $75,000 and issued a warrant to purchase 40,000 Class A common shares, as payment of a finder's fee in respect of the long-term convertible debt discussed above. The fair value of these warrants has been calculated using the Black-Scholes model, as $64,760. The resulting finder's fee of $139,760 has been allocated to the debt ($91,830) and the warrants ($48,460) based on the relative fair values of each convertible debt. The finder's fee allocated to the debt is being amortized over the life of the respective convertible debt. At December 31, 2000, the series A 8% convertible note and the series A 8% convertible debenture had amortized $5,874 and $3,329 respectively. The finder's fee allocated to the warrants was allocated to additional paid in capital.

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


13. COMMITMENTS

Lease commitments

The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2003. Rent expense for the year was $134,742 [July 31, 1999 to December 31, 1999; $23,409, August 11, 1998
to July 31, 1999; $20,309]. This table shows future minimum lease commitments under the leases at December 31, 2000.

                                                              $
-------------------------------------------------------------------
2001                                                         90,005
2002                                                         45,011
2003                                                         14,794
-------------------------------------------------------------------
                                                            149,800
-------------------------------------------------------------------


14. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The Company's Canadian subsidiary is subject to Canadian federal and provincial combined tax rates of approximately 45%. For 1999 and prior years, the Canadian subsidiary qualified as a Canadian Controlled Private Corporation and was subject to a lower tax rate of 22%. The Canadian subsidiary is no longer eligible for this low tax rate.

The reconciliation of the provision (recovery) for income taxes before the extraordinary loss, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                      2000       1999
                                                    $ 000's    $ 000's
------------------------------------------------------------------------
Tax expense (recovery) at U.S. statutory rates       (2,588)      (675)
Lower (higher) effective income taxes of
Canadian subsidiary                                    (838)      (219)
Change in valuation allowance                         2,064        879
Non-deductible expenses                               1,362         15
------------------------------------------------------------------------
Income tax provision (recovery)                          --         --
------------------------------------------------------------------------

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


14. INCOME TAXES (cont'd.)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                       2000       1999
                                                     $ 000's    $ 000's
-------------------------------------------------------------------------
Net operating loss carryforwards                       2,990      1,320
Research expenditures for Canadian tax purposes        1,070      1,000
-------------------------------------------------------------------------
Total deferred tax assets                              4,060      2,320
Valuation allowance                                   (4,060)    (2,320)
-------------------------------------------------------------------------
Net deferred tax assets                                   --         --
-------------------------------------------------------------------------

The Company has scientific research expenditures for Canadian income tax purposes in the amount of $3,161,000 that may be applied to reduce taxable income of future years for Canadian income tax purposes.

The company has net operating losses for United States Income Tax purposes of $1,500,000, which will expire in the year 2020. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

The net operating loss carryforwards for Canadian income tax purposes expire as follows:

                                                              $ 000's
-------------------------------------------------------------------------
2001                                                              30
2002                                                              60
2003                                                           2,210
2004                                                           1,570
2005                                                             190
2006                                                           2,290
2007                                                             930
-------------------------------------------------------------------------
Total                                                          7,280
-------------------------------------------------------------------------

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


15. STOCKHOLDERS' DEFICIENCY


[a]  Authorized

In conjunction with the acquisition and recapitalization described in Note 1, IWTI amended its articles of incorporation to provide for two classes of stock, Class A Common Equity Voting Stock ("Class A Common Shares") and Class B Special Voting Non-Equity Stock ("Class B Common Shares"). Each class of stock has the same voting rights. The Company is authorized to issue 100,000,000 Class A Common Shares, $0.001 par value and 10,000,000 Class B Common Shares, $0.001 par
value.   The Class B common shares are convertible into Class A common shares at any time on a one for one basis.

In 1999 and 1998 IWTI approved stock splits and share consolidations which have been reflected retroactively in all periods presented in these financial statements.


[b]  Capital Stock

[i] During fiscal 1999, in conjunction with a private placement by the Company, a shareholder was issued with an option to purchase 100,000 common shares at $1 per share. This share option was outside the stock option plan discussed in note 15d. The option was exercised in May 2000.

[ii] In October 2000 the Company issued 222,223 shares of class A common stock to a director of the Company for an aggregate amount of $1,000,000.

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


15. STOCKHOLDERS' DEFICIENCY (cont'd.)

[c]  Stock purchase warrants

At December 31, 2000, Class A stock purchase warrants were outstanding as follows:


   Number of Class A        Exercise price               Month
    shares issuable               $                    of expiry
   -----------------------------------------------------------------
       75,000                    2.00                 January 2001
       100,000                   2.00                 February 2001
       100,000                   2.00                 May 2001
       125,000                   2.00                 June 2001
       40,000                    6.25                 August 2001
       200,000                   2.00                 September 2001
       120,000                   2.00                 October 2001
       730,000                   2.00                 December 2001
       174,000                   2.00                 January 2002
       100,000                   2.00                 September 2002
       62,500                    4.00                 September 2002
       100,000                   6.25                 August 2005
       100,000                   6.25                 August 2005
   -----------------------------------------------------------------
       2,026,500
   -----------------------------------------------------------------

No warrants were exercised during the year.

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)



15. STOCKHOLDERS' DEFICIENCY (cont'd.)

[d]  Stock options

In November 1999, InForetech 2000 granted 1,050,000 options to founding
shareholders, and 950,000 options to employees and directors.   Pursuant to the
terms of the SEF Agreement, these options were exchanged for equivalent options in IWTI on February 2, 2000.

On February 2, 2000, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant options to consultants, directors and employees. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class A common stock. Stock options have a contractual life between three and five years. The stock options vest over varying periods not exceeding three years from the date of grant. At December 31, 2000, there were 1,757,500 shares available for grant under the Plan.

Stock option activity under the stock option plan is as follows:

                                                                                                 Weighted-
                                                                                                  average
                                                            Number of                            exercise
                                                      Class A Shares Issuable                     price
                                                               #                                    $
---------------------------------------------------------------------------------------------------------------
Granted                                                    2,295,000                              2.05
Forfeited                                                    (52,500)                             1.57
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                 2,242,500                              2.03
---------------------------------------------------------------------------------------------------------------

The following table summarizes the outstanding and exercisable options as at December 31, 2000:

                                                                 Weighted-
                                                                 average
      Exercise                      Number                      remaining            Number
      prices                      outstanding                  contractual         exercisable
        $                            #                             life                 #
---------------------------------------------------------------------------------------------------------------

      1.00                       1,672,500                        4.09               728,958
      3.00                         250,000                        4.08               125,000
      5.00                          50,000                        2.67                50,000
      7.00                         270,000                        3.47               156,665
---------------------------------------------------------------------------------------------------------------
                                 2,242,500                        3.98             1,060,623
---------------------------------------------------------------------------------------------------------------

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


15. STOCKHOLDERS' DEFICIENCY (cont'd.)

Accounting for stock based compensation

During 2000, the Company issued 105,000 stock options to consultants for services at $1.00 per option, resulting in a marketing expense of $21,600 and a research and development expense of $2,626 being recorded in the financial statements. The remainder of the options issued in 2000 were issued to employees and directors at $1.00, $3.00, $5.00 and $7.00 per option. Of these, 335,000 options were in-the-money (had an exercise price less than the fair value of the stock on the granting date) at the time granted. In accordance with APB 25, only the expense related to the options granted with in-the-money exercise prices have been recorded as compensation expense. This resulted in an administration expense of $225,000 and a research and development expense of $92,809 being recorded in the financial statements. At December 31, 2000, there is $149,481 of deferred compensation expense related to non-vested options.

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for "Stock-Based Compensation" for stock based awards to employees and directors. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000 consistent with the provisions of SFAS 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                               2000
                                                                 $
--------------------------------------------------------------------------
Net loss as reported                                        (8,039,192)
Pro forma net loss under SFAS 123                           (8,855,116)
Loss per share - basic and diluted, as reported                  (0.78)
Pro forma loss per share - basic and diluted, under FAS 123      (0.86)
--------------------------------------------------------------------------

The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model discounted for lack of liquidity with the following weighted-average assumptions:

                                                               2000
                                                                 $
--------------------------------------------------------------------------
Dividend yield                                                       0%
Expected volatility                                                7.8%
Risk-free interest rate                                            6.6%
Expected lives                                              4.87 years
--------------------------------------------------------------------------

The weighted average fair value per share of stock options granted during fiscal 2000 is $0.83.

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


16. SUBSEQUENT EVENTS

[a]  Acquisition of ProShot Golf, Inc.

On November 7, 2000, the Company signed an agreement to purchase ProShot Golf, Inc. ["ProShot"]. On January 12, 2001 [the "Closing Date"], the transaction was consummated and the Company acquired all of the outstanding capital stock of ProShot. In consideration, the shareholders of ProShot received an aggregate of 4,500,000 shares of Class A Common Stock of the Company. Out of the 4,500,000 shares, 765,000 were placed in escrow in connection with the indemnification obligations of ProShot under the acquisition agreement. In addition, employees of ProShot will receive stock options of the Company in exchange for vested and unvested stock options of ProShot.

A further 960,000 Class A Common Shares of Inforetech have been placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of ProShot's stockholders who provided Stockholder Guarantees. Commencing 90 days following the Closing Date, if the Stockholder Guarantees have not been released in full, one twelfth of the Guarantee Escrow Shares are to be released from escrow for the benefit of the guarantors, each month until the Stockholder Guarantees have been released in full. In the event that any call is made on any of the Stockholder Guarantees after the Closing Date as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares are to be immediately released from escrow for the benefit of the guarantors. If none of the Stockholder Guarantees are called or the Stockholder Guarantees are released in full, the Guarantee Escrow Shares shall be distributed to all of ProShot's stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the transaction.

ProShot, based in California, is a manufacturer of global positioning system-based distance measurement equipment for golf courses. The ProShot system is currently in use on courses throughout the United States, Canada, Europe, Asia and Australia.

For financial reporting purposes the acquisition will be accounted for as a purchase with ProShot's results of operations to be included in income from the date of acquisition.

Acquisition costs consist primarily of legal and investment banker fees. Total costs accumulated in relation to the ProShot acquisition to December 31, 2000 have been deferred as at that date and will be included in the acquisition cost.

Immediately after the acquisition seven ProShot employees were involuntarily terminated under a general staff streamlining program. The cost of these terminations will be included in the purchase price allocation below.

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


16. SUBSEQUENT EVENTS (cont'd.)

The excess of the purchase price and involuntary employee termination costs over the fair value of the assets and liabilities acquired of $10,200,416 has been recorded as goodwill and will be amortized on a straight-line basis over 6 years.

                                                              $
---------------------------------------------------------------------
Fair value assets and liabilities acquired
Cash                                                         272,237
Accounts receivable                                        5,619,910
Inventories                                                1,513,222
Other assets                                               1,433,887
Capital assets                                             1,969,911
Revolving line of credit                                  (3,524,729)
Other long-term liabilities                              (11,023,995)
---------------------------------------------------------------------
                                                          (3,739,557)
---------------------------------------------------------------------

Purchase price
Common stock issued (5,460,000) at $1.00 per share         5,460,000
Acquisition costs                                            677,859
Options issued                                               275,000
Involuntary employee termination costs                        48,000
---------------------------------------------------------------------
                                                           6,460,859
---------------------------------------------------------------------
Goodwill                                                  10,200,416
---------------------------------------------------------------------

The allocation of the purchase price for this acquisition is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information.

The following presents the unaudited pro forma results assuming that the acquisition discussed above had occurred as of the beginning of fiscal 2000. These pro forma results are not necessarily indicative of the results that will occur in future periods.

                                                            2000
                                                             $
---------------------------------------------------------------------
                                                        (unaudited)
Revenue                                                   5,294,995
Operating loss                                          (11,787,435)
Net loss                                                (15,105,407)
Loss per share                                                (0.96)
---------------------------------------------------------------------

Inforetech Wireless Technology Inc.
(a development company)

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

December 31, 2000                                   (expressed in U.S. dollars)


16. SUBSEQUENT EVENTS (cont'd.)

[b]  Domicile of Inforetech Golf Technology 2000 Inc.

On February 27, 2001 Inforetech Golf Technology 2000 Inc., through the filing of a certificate of continuance, became a State of Delaware domiciled corporation.


17. RECLASSIFICATION

Certain reclassifications of prior period balances have been made to conform to current year presentation.

Financial Statements

ProShot Golf, Inc.
December 31, 2000

                                AUDITORS' REPORT



To the Board of Directors of
ProShot Golf, Inc.

We have audited the accompanying balance sheets of ProShot Golf, Inc. as of December 31, 2000 and 1999, and the related statements of loss and comprehensive loss, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProShot Golf Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company's history of losses and a working capital deficiency of $4,954,384 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada,
March 23, 2001.                                            Chartered Accountants

ProShot Golf, Inc.


                                 BALANCE SHEETS
                          [See note 1 - Going Concern]

As at December 31

                                                                              2000             1999
                                                                              US $             US $
------------------------------------------------------------------------------------------------------
ASSETS [note 13]
Current
Cash                                                                          272,237         169,380
Restricted cash                                                               100,000         100,000
Accounts receivable (net of allowance
for doubtful accounts of $207,000 [1999 - nil])                               280,195         368,780
Current portion of net investment in leases [notes 5, 10 and 11]            1,783,618       1,898,650
Inventories [note 4]                                                        1,513,222       1,356,682
Prepaid expenses                                                               47,643          64,751
------------------------------------------------------------------------------------------------------
Total current assets                                                        3,996,915       3,958,243
------------------------------------------------------------------------------------------------------
Deposits [note 11]                                                            491,789         251,058
Net investment in leases [notes 5 and 11]                                   3,556,097       4,078,862
Course equipment on operating leases, net [notes 6, 10 and 11]              1,545,225       1,944,723
Furniture and equipment, net [note 7]                                         424,686         465,188
Other assets                                                                  610,562         328,093
Goodwill, net [note 3]                                                      2,097,373       2,675,958
Patent, net [note 8]                                                          183,893              --
------------------------------------------------------------------------------------------------------
                                                                           12,906,540      13,702,125
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Current portion of lease contract obligations [note 11]                     2,645,369       2,667,063
Bank loan [note 13]                                                         3,524,729              --
Promissory note [note 10]                                                     225,000              --
Notes payable, net of discount [note 12]                                      545,520              --
Accounts payable and accrued liabilities [note 9]                           2,010,681       2,107,492
------------------------------------------------------------------------------------------------------
Total current liabilities                                                   8,951,299       4,774,555
------------------------------------------------------------------------------------------------------
Lease contract obligation [note 11]                                         4,062,304       4,152,914
Bank loan [note 13]                                                                --       2,943,729
Note payable, net of discount [note 12]                                     1,240,270       1,742,058
Other long-term liabilities [note 14]                                         294,851         274,393
------------------------------------------------------------------------------------------------------
Total liabilities                                                          14,548,724      13,887,649
------------------------------------------------------------------------------------------------------
Commitments [note 15]
Series AA redeemable convertible preferred stock, no par value;
3,810,000 shares issued and outstanding [note 17]                           3,959,031       3,959,031
Stockholders' deficiency [note 18]
Series AA convertible preferred stock, no par value;
5,905,238 shares authorized, 2,095,238 shares issued and outstanding        2,180,230       2,180,230
Series BB convertible preferred stock, no par value;
5,714,286 shares authorized, 3,847,115 shares issued and outstanding        3,820,637              --
Common stock, no par value; 50,000,000 shares authorized,
17,431,001 shares issued and outstanding [1999 - 16,554,599 shares]        15,380,978      14,544,316
Additional paid in capital                                                  1,044,339         587,181
Accumulated deficit                                                       (28,027,399)    (21,456,282)
------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                             (5,601,215)     (4,144,555)
------------------------------------------------------------------------------------------------------
                                                                           12,906,540      13,702,125
------------------------------------------------------------------------------------------------------

See accompanying notes

ProShot Golf, Inc.


                   STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                          [See note 1 - Going Concern]

Years ended December 31




                                        2000           1999
                                        US $            US $
---------------------------------------------------------------
Revenue                               5,399,995      5,680,613
Cost of revenue                      (3,507,755)    (2,940,641)
---------------------------------------------------------------
Gross profit                          1,892,240      2,739,972
---------------------------------------------------------------

Operating expenses
Sales and marketing                   1,417,596      1,486,692
Research and development                788,323        586,237
General and administrative            4,271,945      2,908,218
---------------------------------------------------------------
                                      6,477,864      4,981,147
---------------------------------------------------------------
Operating loss                       (4,585,624)    (2,241,175)
Interest expense [note 19]           (1,359,107)    (1,137,156)
---------------------------------------------------------------
Net loss and comprehensive loss      (5,944,731)    (3,378,331)
---------------------------------------------------------------

See accompanying notes

ProShot Golf, Inc.


                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                         [See note 1 - Going Concern]


                                                          Series AA convertible   Series BB convertible    Additional
                                     Common stock               preferred              preferred             paid in   Accumulated
                                  Shares       Amount      Shares      Amount      Shares      Amount        capital     deficit
                                    #           US $          #         US $          #         US $          US $        US $
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1999        14,358,527   12,257,048          --          --          --          --      351,884   (17,759,169)
Issuance of common stock and
 warrants for Pinmark
 acquisition [note 3]            2,060,240    2,163,252          --          --          --          --       84,708            --
Issuance of warrants in a
 connection with Series AA
 preferred stock [note 17]              --           --          --          --          --          --       41,469            --
Issuance of common stock in
 exchange for accounts
 payable [note 9]                   63,452       66,625          --          --          --          --           --            --
Issuance of Series AA
 preferred stock and
 warrants [note 18b]                    --           --   2,095,238   2,180,230          --          --       19,770            --
Net exercise of warrants to
 common stock [note 18d]            16,380        1,391          --          --          --          --       (1,391)           --
Exercise of warrants for
 common stock for cash [note
 18d]                               31,000       31,000          --          --          --          --           --            --
Settlement of note payable
 upon exercise of warrants
for common shares [note 12
 and note 18d]                      25,000       25,000          --          --          --          --           --            --
Issuance of compensatory
 stock options [note 18e]               --           --          --          --          --          --       30,750            --
Beneficial conversion
 feature [note 17]                      --           --          --          --          --          --       40,397       (40,397)
Beneficial conversion
 feature [note 18b]                     --           --          --          --          --          --       19,594       (19,594)
Net loss                                --           --          --          --          --          --           --    (3,378,331)
Dividends on Series AA
 preferred stock                        --           --          --          --          --          --           --      (258,791)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      16,554,599   14,544,316   2,095,238   2,180,230          --          --      587,181   (21,456,282)
Issued in connection with
 purchase of patents [note 8]       95,238      100,000          --          --          --          --           --            --
Issuance of Series BB
 preferred stock and
 warrants [note 18c]                    --           --          --          --   3,847,115   3,820,637      260,367            --
Issuance of common stock in
 exchange for accounts
 payable [note 9]                   42,171       44,280          --          --          --          --           --            --
Net exercise of warrants to
 common stock [note 18d]            93,674       14,797          --          --          --          --      (14,797)           --
Issuance of compensatory
 stock options [note 18e]               --           --          --          --          --          --        4,000            --
Beneficial conversion
 feature [note 18c]                     --           --          --          --          --          --      207,588      (207,588)
Dividends on Series AA
 preferred stock                        --           --          --          --          --          --           --      (298,661)
Dividends on Series BB
 preferred stock                        --           --          --          --          --          --           --      (120,137)
Conversion of Series AA
 preferred stock dividends
to common stock [note 17]          381,792      400,881          --          --          --          --           --            --
Conversion of Series AA
 preferred stock dividends
to common stock [note 18b]         149,111      156,567          --          --          --          --           --            --
Conversion of Series BB
 preferred stock dividends
to common stock [note 18c]         114,416      120,137          --          --          --          --           --            --
Net loss                                --           --          --          --          --          --           --    (5,944,731)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000      17,431,001   15,380,978   2,095,238   2,180,230   3,847,115   3,820,637    1,044,339   (28,027,399)
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

ProShot Golf, Inc.


                            STATEMENTS OF CASH FLOWS
                           [See note 1 - Going Concern]

Year ended December 31


                                                                            2000           1999
                                                                             US $           US $
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                 (5,944,731)    (3,378,331)
Adjustments for non-cash items:
 Stock based compensation                                                     4,000         30,750
 Loss on disposal of course equipment                                        93,224         72,705
 Loss on disposal of furniture and equipment                                  3,087         13,116
 Depreciation and amortization                                            1,270,278        703,295
 Amortization of discount on notes payable                                   43,732         43,626
 Bad debt expense                                                           508,779         84,890
 Warrant expense                                                             41,533             --
Changes in operating assets and liabilities:
 Accounts receivable                                                       (118,415)       250,248
 Net investment in leases                                                   336,019        (67,776)
 Inventories                                                              1,147,364         70,940
 Prepaid expenses                                                            17,108        (21,736)
 Deposits                                                                  (240,731)      (111,498)
 Other assets                                                              (276,026)        21,700
 Accounts payable and accrued liabilities                                   206,257        210,094
 Other long-term liabilities                                                 20,458       (326,275)
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (2,888,064)    (2,404,252)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of furniture and equipment                                        (190,761)      (403,796)
Purchase of course equipment                                             (1,456,485)    (2,255,111)
Proceeds from disposal of furniture and equipment                             5,000         16,147
Restricted cash                                                                  --        (25,000)
Purchase of patents                                                        (100,000)            --
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (1,742,246)    (2,667,760)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Borrowing on promissory note                                                225,000             --
Borrowings on notes payable                                               1,150,000        535,500
Payments on lease contract obligations                                   (3,421,890)    (2,798,502)
Borrowings on lease contract obligations                                  3,309,586      3,495,901
Payments on bank loan                                                    (3,460,000)    (2,276,568)
Borrowings on bank loan                                                   4,041,000      1,652,500
Acquisition of PinMark                                                           --       (971,031)
Issuance of Series AA preferred stock and warrants                               --      3,665,000
Issuance of Series BB preferred stock and warrants                        2,889,471             --
Exercise of warrant for common stock                                             --         31,000
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 4,733,167      3,333,800
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                             102,857     (1,738,212)
Cash, beginning of year                                                     169,380      1,907,592
---------------------------------------------------------------------------------------------------
Cash, end of year                                                           272,237        169,380
---------------------------------------------------------------------------------------------------

Non-cash financing activities
Common stock issued in exchange for accounts payable                         44,280         66,625
Common stock issued upon conversion of notes payable                             --         25,000
Dividends accrued on Series AA preferred stock                              298,661        258,791
Dividends accrued on Series BB preferred stock                              120,137             --
Common stock and warrants issued for purchase of PinMark net assets              --      2,247,960
Common stock issued to purchase patents                                     100,000             --
Notes converted to Series AA preferred stock                                     --        535,500
Notes converted to Series BB preferred stock                              1,150,000             --
Cashless exercise of warrants                                                14,797          1,391
---------------------------------------------------------------------------------------------------
                                                                          1,727,875      3,135,267
---------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information
Cash paid during the year for:
---------------------------------------------------------------------------------------------------
 Interest                                                                 1,025,677        981,943
---------------------------------------------------------------------------------------------------

See accompanying notes

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


1. NATURE OF OPERATIONS AND GOING CONCERN

ProShot Golf, Inc. (the "Company") was incorporated in California on May 30, 1995, to manufacture, market, lease, and install an integrated Global Positioning Satellite (GPS) system that provides golfers with yardage readings and potential shot options from any location on a golf course. In addition, the Company's GPS system provides course managers with the exact location of golfers on the course, as well as direct, two-way communications with golfers. The Company is located in San Juan Capistrano, California and its revenues are earned primarily in the United States. The Company also earns revenue in Europe, Canada and Australia.

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $28,027,399 at December 31, 2000 and, as of that date, a working capital deficiency of $4,954,384. In addition, the Company is in default under the terms and conditions of one of its promissory notes [see note 10]. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

On January 12, 2001, the Company was acquired by Inforetech Wireless Technology, Inc. ["Inforetech"][see note 23]. Inforetech's management have undertaken the following steps since they gained control:

   . In January 2001, Inforetech downsized the operations of its subsidiaries, Inforetech Wireless Technology 2000 Inc. and ProShot Golf, Inc., by reducing the workforce in both Companies by approximately 20%.

   . In February 2001, Inforetech received a $1.2 million loan bearing interest at LIBOR plus 1%. The interest is payable quarterly in arrears. The loan matures in February 2002 but can be extended in increments of one year for a fee of 2% of the principal amount outstanding. The loan is collateralized by the shares of an Inforetech stockholder. This cash is to be used as working capital for Inforetech's subsidiaries.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


1. NATURE OF OPERATIONS AND GOING CONCERN (cont'd.)

Inforetech management's near term financing plans include:

   . Actively seeking, and negotiating with, potential joint venture partners in the Far East and Europe.

   . Negotiations with various intermediaries with respect to the refinancing of equipment leases held by third parties, and the introduction of a new leasing program for Inforetech subsidiaries' products.

   . The pursuit of opportunities for a private equity offering and/or debt financing. Inforetech's investment banking advisors have prepared a Confidential Information Memorandum in this respect.

The outcome of these efforts cannot be assured.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies used in the preparation of these financial statements are summarized below.

Foreign exchange

Transaction amounts denominated in foreign currencies (currencies other than U.S. dollars) are translated into U.S. dollars at exchange rates prevailing at the transaction dates. Carrying values of non-U.S. dollar monetary assets and liabilities are adjusted at each balance sheet date to reflect the U.S. exchange rate prevailing at that date. Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each period end are included in earnings.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Financial instruments

The Company's financial instruments consist of accounts receivable, net investment in leases, deposits, promissory notes, bank indebtedness, notes payable and lease contract obligations. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

Credit risk

The Company extends credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses. Concentrations of credit risk with respect to trade accounts receivable and net investment in leases are limited due to the large number of entities comprising the Company's customer base.

Revenue recognition

The Company sells or leases their product through direct sales, sale-type leases and operating leases.

Revenues from the sale of equipment are recognized when the product has been installed and accepted by the customer and reasonable assurance exists regarding the measurement of the consideration received. Certain direct sale arrangements involve only a partial settlement at the time of product installation with the balance payable on a monthly basis over a five-year period from the date of installation. At the time of the initial sale and installation of the equipment, the portion of the total cost of the sale that relates to expected future revenues is deferred.

Revenue from sales-type leases is recognized at the inception of the lease. The inception of the lease is defined as the date on which the product has been installed and accepted by the customer. The Company records the gross contract receivable and unearned income at the inception of the lease. Unearned income is recognized as revenue over the term of the lease so as to approximate a level rate of return on the net investment.

Revenues from operating leases are recorded monthly over the term of the lease contract.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Warranty reserves and royalty expenses

For sales-type leases and equipment sales, reserves for estimated future warranty costs and royalty expenses are established, as required, at the time of sale based on the Company's historic experience. Warranty costs and royalty expenses for operating leases are recognized as incurred.

Restricted cash

Restricted cash consists of certificates of deposits of varying maturity dates bearing interest at rates of from 4.45% to 5.6% per annum. These deposits have been pledged as security for letters of credit and for the available credit limit on the Company's credit card.

Course equipment on lease

Lease contracts which do not meet the criteria for sales-type leases are accounted for as operating leases. Course equipment on lease is recorded at cost and depreciated on a straight-line basis over the lesser of the estimated useful life of the equipment or five years.

Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consist of raw material parts and work-in-progress for installation of course equipment. When equipment is leased, the cost of leased equipment is expensed or transferred to course equipment on lease, under sales-type leases or operating leases, respectively. Work-in-progress consists of direct labor and costs of equipment. Inventories are recorded net of management's estimate for inventory obsolescence.

Furniture and equipment and patent

Furniture and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

  Production and test equipment            2 - 5 years
  Furniture and fixtures                   4 - 6 years
  Office equipment                         2 - 5 years
  Automobiles                                  2 years
  Leasehold improvements                    Lease term

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

The patent is recorded at cost and is being amortized over the remaining life of the patent (12.4 years).

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

Goodwill represents the cost of an acquired business [see note 3] in excess of the net assets purchased and is amortized on a straight-line basis over 5 years from the date of acquisition. Goodwill is reported net of accumulated amortization. The Company evaluates goodwill for impairment whenever events or changes in circumstance indicate that the carrying value of the goodwill may not be recoverable based on expected undiscounted future net cash flows attributable to that business. The amount of any impairment, measured as the difference between the carrying value and the fair value of the impaired goodwill, is charged to operations in the period in which such determination is made.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation expense for employees is based on the difference between the fair value of the Company's stock and the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

Recent accounting pronouncements

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company has not yet determined the impact of SFAS 133.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


3. PINMARK ACQUISITION AND SALE OF AA PREFERRED STOCK

On August 16, 1999, the Company entered into an asset purchase agreement with PinMark Corporation ["PinMark"] and purchased certain assets and assumed certain liabilities ["PinMark Acquisition"]. PinMark is a business that develops, manufactures, sells and leases golf course distance measurement equipment and systems. The acquisition was accounted for as a purchase.

The excess of the purchase price over the fair value of the assets and liabilities acquired of $2,892,927 has been recorded as goodwill and is being amortized on a straight-line basis over five years. Current year amortization is $578,585 [1999 - $216,969].

                                                                    $
----------------------------------------------------------------------------
Fair value net assets and net liabilities acquired
Inventory                                                          93,136
Lease contract receivables                                        767,162
Course equipment on lease                                         274,935
Production and test equipment                                     122,635
Liabilities                                                      (152,696)
Lease contract obligations                                       (779,108)
----------------------------------------------------------------------------
                                                                  326,064
----------------------------------------------------------------------------

Consideration paid
Cash                                                              765,594
Common stock issued (2,060,240 shares at $1.05 per share)       2,163,252
Warrants - fair value (1,122,219 warrants to purchase
common stock at $1.05 per share)                                   84,708
Costs of acquisition                                              205,437
----------------------------------------------------------------------------
                                                                3,218,991
----------------------------------------------------------------------------
Goodwill                                                        2,892,927
----------------------------------------------------------------------------

Concurrent with the PinMark Acquisition, the Company issued 2,095,238 shares of Series AA preferred stock at $1.05 per share along with 261,905 warrants to purchase common stock at an exercise price of $1.05 to Fayez Sarofim & Co. for aggregate cash consideration of approximately $2,200,000. Fayez Sarofim & Co. was part of the ownership group of PinMark [note 18b].

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)

4. INVENTORIES

                                                       2000         1999
                                                         $            $
---------------------------------------------------------------------------
Raw material parts                                   1,101,990    1,175,299
Work-in-progress course installations                  411,232      181,383
---------------------------------------------------------------------------
                                                     1,513,222    1,356,682
---------------------------------------------------------------------------

5. NET INVESTMENT IN LEASES

The Company's leasing operations consist principally of leasing GPS-based systems to golf courses. The Company classifies these leases as either operating or sales-type leases based on the lease terms. The leases generally have terms of four to five years. The net investment in leases are typically collateralized by a security interest in the underlying assets.

Net investment in leases relating to sales-type leases consists of the following:

                                                        2000           1999
                                                      $              $
---------------------------------------------------------------------------
Total minimum lease payments to be received        7,891,250      8,677,682
Less: executory costs                               (797,888)    (1,013,120)
Less: unearned income                             (1,318,701)    (1,360,733)
Less: allowance for doubtful accounts               (434,946)      (326,317)
---------------------------------------------------------------------------
                                                   5,339,715      5,977,512
Less: current portion                             (1,783,618)    (1,898,650)
---------------------------------------------------------------------------
                                                   3,556,097      4,078,862
---------------------------------------------------------------------------

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


5. NET INVESTMENT IN LEASES (cont'd.)

At December 31, 2000, future minimum lease receipts under sales type leases are as follows:

                                                        $
---------------------------------------------------------------
2001                                                 2,988,454
2002                                                 2,001,359
2003                                                 1,452,389
2004                                                   986,998
2005                                                   376,416
Thereafter                                              85,634
---------------------------------------------------------------
                                                     7,891,250
---------------------------------------------------------------

Included in revenue is $769,773 [1999 - $715,054] of interest income from sales-type leases. The sales-type leases are financed by the lease contract obligations.


   6. COURSE EQUIPMENT ON LEASE
                                        2000          1999
                                          $             $
---------------------------------------------------------------
Cost                                 2,003,196     2,279,774
Accumulated depreciation              (457,971)     (335,051)
---------------------------------------------------------------
                                     1,545,225     1,944,723
---------------------------------------------------------------

Depreciation expense related to course equipment on lease during 2000 was $458,855 [1999 - $326,452].

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


7. FURNITURE AND EQUIPMENT

                                                                                  2000         1999
                                                                                   $            $
------------------------------------------------------------------------------------------------------
Production and test equipment                                                    441,634      358,692
Furniture and fixtures                                                            93,788       93,788
Office equipment                                                                 298,219      227,244
Automobiles                                                                           --        4,829
Leasehold improvements                                                            12,575        9,605
------------------------------------------------------------------------------------------------------
                                                                                 846,216      694,158
Less: accumulated depreciation and amortization                                 (421,530)    (228,970)
------------------------------------------------------------------------------------------------------
                                                                                 424,686      465,188
------------------------------------------------------------------------------------------------------

Depreciation expense related to furniture and equipment during 2000 was $198,175
 [1999 - $97,847].


8. PATENT

                                                                                 2000           1999
                                                                                   $             $
------------------------------------------------------------------------------------------------------
Cost                                                                             200,000           --
Accumulated depreciation                                                         (16,107)          --
------------------------------------------------------------------------------------------------------
                                                                                 183,893           --
------------------------------------------------------------------------------------------------------

In January 2000, the Company purchased accelerometer-based golf distancing apparatus patents for 95,238 common shares with a fair value of $100,000, plus $100,000 cash.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                              2000         1999
                                                $            $
----------------------------------------------------------------------
Trade accounts payable                       559,714      688,735
Other accounts payable                        31,173       22,007
Accrued liabilities                          308,843      355,929
Accrued interest on notes payable            137,070       40,732
Accrued warranty                             413,730      289,901
Accrued dividends on preferred stock              --      258,791
Accrued wages and vacation                   560,151      451,397
----------------------------------------------------------------------
                                           2,010,681    2,107,492
----------------------------------------------------------------------

During 2000, the Company issued 42,171 shares [1999 - 63,452] to settle accounts payable of $44,280 [1999 - $66,625] based on the fair market value of the shares.


10. PROMISSORY NOTE

On December 15, 2000, the Company received a $225,000 cash loan, in conjunction with a promissory note in favor of certain of the Company's principal stockholders (the "note holders"). The note provides for interest at 10.5% per annum. The loan is collateralized by Company equipment at certain customer golf courses (the "collateral courses") and leases in respect of contracts with collateral courses which are not otherwise subject to claim [see note 11]. Under the terms of the note, 100% of any proceeds from the leases with collateral courses and 75% of any proceeds from the financing of these contracts by financial institutions will, upon their receipt, be immediately applied against the promissory note balance and remitted to the note holders. Any principal and accrued interest balance remaining at September 12, 2001 shall be remitted in full to the note holders.

As of March 23, 2001, the Company has not remitted, in accordance with the terms of the note, certain payments received from the collateral courses. The Company's failure to remit the course payments constitutes a default under the note.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


11. LEASE CONTRACT OBLIGATIONS


                                   2000           1999
                                     $              $
------------------------------------------------------------
Lease contract obligations        6,707,673      6,819,977
Less: current portion            (2,645,369)    (2,667,063)
------------------------------------------------------------
                                  4,062,304      4,152,914
------------------------------------------------------------

Lease contract obligations are due to various financial institutions, and bear interest at various fixed rates ranging from 9.0% to 17.0%. The obligations are collateralized by specific course equipment on lease, net investment in leases, and letters of credit in the amount of $1,572,000, of which $1,497,000 are personally guaranteed by certain stockholders of the Company.

From November 2000, certain new lease contract obligations have been guaranteed (the "new guarantees") by certain stockholders of the Company. With the exception of a fixed guarantee of $300,000 to a financial institution, the new guarantees are for outstanding loan balances on specific leases. At December 31, 2000 the aggregate balance of the outstanding loans collateralized by new guarantees was $944,312.

The lease contract obligations mature on various dates through March 2006. Future minimum payments for lease contracts obligations as of December 31, 2000, are as follows:

                                                    $
------------------------------------------------------------
2001                                             2,645,369
2002                                             1,824,081
2003                                             1,274,569
2004                                               719,428
2005                                               206,539
2006                                                37,687
------------------------------------------------------------
                                                 6,707,673
------------------------------------------------------------

Some of the financial institutions holdback a percentage of the funds provided under the lease obligations. At December 31, 2000, the total amount of deposits was $491,789 [December 31, 1999 - $251,058]. These amounts are non-interest bearing and have no fixed repayment terms. Accordingly, management cannot estimate the fair value of the deposits.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


12. NOTES PAYABLE


                                                                                                2000                  1999
                                                                                                 $                      $
-----------------------------------------------------------------------------------------------------------------------------
Notes payable to a stockholder and vendor, net of discount of $7,480 [1999 -
$15,432], bearing interest at 6% (effective rate at 10%), collateralized by a bank standby letter of credit. Principal and interest payable in total on
December 11, 2001, or upon a liquidity event (as defined below).                               250,520               242,568

Subordinated, unsecured note payable to a stockholder bearing interest at 12%.
Interest-only payments made monthly through December 2001 at which time all principal and unpaid interest is due, or upon a liquidity event (as defined below). In 1999, $25,000 of the note was utilized to exercise 25,000 outstanding
warrants into common shares [note 18d].                                                        295,000               295,000

Subordinated, convertible unsecured note payable to a professional corporation whose partner was a member of the Board of Directors for part of 1999, net of discount of $98,052 [1999 - $133,832], bearing interest at 6% (effective rate at
10%). Principal and interest payable in total on January 26, 2004, or upon a liquidity event (as defined below). Convertible into common stock at the option
of the holder at $1.05 per share.                                                            1,240,270             1,204,490

Less: current portion                                                                         (545,520)                   --
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             1,240,270             1,742,058
-----------------------------------------------------------------------------------------------------------------------------

A liquidity event is defined as any merger or consolidation of the Company in which the beneficial owners of the Company's capital stock immediately prior to such transaction hold less than a majority of voting power in the surviving entity, a sale of substantially all assets of the Company, or the dissolution, liquidation or winding up of the Company.

As the Company was sold on January 12, 2001 [see note 22] a liquidity event has occurred. All of the note holders waived their right to redemption with respect of this liquidity event and the maturity dates noted above remained unchanged.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


13. BANK LOAN

The Company has entered into a revolving line of credit agreement with a bank which provides borrowings of up to $3,750,000. As of December 31, 2000, $3,524,729 [December 31, 1999, $2,943,729] is outstanding under this facility. The revolving line of credit is collateralized by substantially all of the Company's assets, other than lease contract receivables, which secure lease contract obligations, and is guaranteed by certain stockholders of the Company. The revolving line of credit bears interest at prime rate (9.5% at December 31, 2000; 8.5% at December 31, 1999) plus 1% and expires on May 30, 2001. The weighted average interest rate during the year was 10.4% (1999 - 9.0%).


14. OTHER LONG-TERM LIABILITIES

                                         2000       1999
                                           $          $
-----------------------------------------------------------
Accrued warranty                         88,599    117,400
Accrued interest on notes payable       181,059    116,867
Other long-term liabilities              25,193     40,126
-----------------------------------------------------------
                                        294,851    274,393
-----------------------------------------------------------

15. COMMITMENTS

Operating leases

The Company occupied an office facility under a month-to-month operating lease that expired in September 1999. The Company entered into a new office facility lease commencing in September 1999, and expiring in September 2003. The lease provides for monthly rental payments of $6,000 over the term of the lease. Rent expense was $66,350 for the year ended December 31, 2000, [1999 - $118,232].

Future minimum rent payments as of December 31, 2000, are as follows:

                                                     $
-----------------------------------------------------------
2001                                                72,000
2002                                                72,000
2003                                                56,000
-----------------------------------------------------------
                                                   200,000
-----------------------------------------------------------

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)

16. INCOME TAX

The Company files a United States federal tax return and California and other state income tax returns, as required by state laws. The major reconciling items between computed "expected" tax benefit are state taxes, net of federal income tax benefit and the change in the valuation allowance.

The tax effects of temporary differences used in determining the Company's deferred tax assets and liabilities at December 31, 2000, are presented below:

                                          2000           1999
                                            $              $
-----------------------------------------------------------------
Deferred tax assets:
 Bad debt allowance                       255,715       168,851
 Accrued vacation                          31,012        22,107
 Expenses from sales-type leases          973,515     1,134,952
 Discounted notes payable                      --        45,258
 Depreciation and amortization            112,936        66,007
 Other accrued expenses                   552,772       344,654
 Net operating losses                  10,122,399     8,325,120
 Other                                    351,997       163,442
-----------------------------------------------------------------
Total deferred assets                  12,400,346    10,270,391
Less: valuation allowance              (9,804,948)   (7,552,367)

Deferred tax liabilities:
 Income from sales-type leases         (2,421,736)   (2,718,024)
 Other assets                            (131,624)           --
 Discounted notes payable                 (42,038)           --
-----------------------------------------------------------------
Net deferred tax asset/liability               --            --
-----------------------------------------------------------------

The valuation allowance was increased by $2,252,581 during 2000 [1999 - $1,265,899].

As of December 31, 2000, the Company has a net operating loss (NOL) carryforward for federal tax purposes of $25,823,878, which will expire in the years 2010 through 2020, and an NOL carryforward for California purposes of $5,059,896, which will expire in the years 2001 through 2005.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


16. INCOME TAX (cont'd.)

Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.


17. SERIES AA REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Series AA convertible preferred stock activity for the Company is as follows:

                                  AA preferred stock     Warrants                Total
                                    #           $            #          $          $
-------------------------------------------------------------------------------------------
Balance, December 31, 1998      1,904,762    2,000,000         --         --    2,000,000
March 15, 1999                  1,395,238    1,423,531    500,000     41,469    1,465,000
August 17, 1999                   510,000      535,500         --         --      535,500
-------------------------------------------------------------------------------------------
Balance, December 31, 1999      3,810,000    3,959,031    500,000     41,469    4,000,500
Expiration of warrants                 --           --   (500,000)        --           --
-------------------------------------------------------------------------------------------
Balance, December 31, 2000      3,810,000    3,959,031         --     41,469    4,000,500
-------------------------------------------------------------------------------------------

The Company has received cash investments totaling $4,000,500 from a strategic partner since December 23, 1998 in exchange for Series AA preferred stock and warrants to purchase common stock. In December 1998 the Company received $2,000,000 in cash upon issuance of 1,904,762 shares. In March 1999, the Company received another $1,465,000 upon issuance of 1,395,238 shares and 500,000 warrants. Additionally, during March 1999, in connection with the agreement with the strategic partner, the Company received a further $535,500 in exchange for a convertible promissory note. Pursuant to its original terms, the promissory note was converted into 510,000 shares of Series AA preferred stock during August 1999.

The proceeds raised during March 1999 have been allocated to the preferred stock and warrants based on their relative fair value at the date of issuance, with the value allocated to the warrants presented as additional paid in capital. The Company has recorded a beneficial conversion feature of $40,397 calculated on the effective conversion price of the preferred stock to common stock based on the proceeds allocated to the preferred stock.

The warrants were exercisable at $1.05 and expired on December 31, 2000.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


17. SERIES AA REDEEMABLE CONVERTIBLE PREFERRED STOCK (cont'd.)

The rights and privileges of the Series AA preferred stockholders are as follows:

    .   Annual cumulative dividends at the rate of $.063 per share

    .   A liquidation preference of $1.05 per share

    . Conversion rights which allow for the immediate conversion of the Series AA preferred stock by dividing the aggregate amount paid for the Series AA preferred stock by the fair market value of the common stock at the time of conversion

    . Each share of Series AA preferred stock is entitled to one vote equivalent to a common share as well as representation on the Board of Directors.

    . Mandatory redemption at the option of the holder no later than March 31, 2004, at $1.05 per share if the Company' net worth is in excess of $5,200,000 or if the Company has a cash balance which would allow for repayment of the amount of preferred stock outstanding. As the mandatory redemption criteria are outside of the control of the Company, the redeemable Series AA preferred stock has been classified as mezzanine equity.

   On December 29, 2000, the Series AA preferred stockholders converted the $400,881 in dividends that had accrued on the stock from inception into 381,792 shares of common stock of the Company.

   On January 12, 2001, all of the redeemable Series AA preferred stock was converted into common stock of the Company [see note 22].

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


18. SHARE CAPITAL

[a] On May 17, 1999, pursuant to the amended and restated Articles of Incorporation, the Company is authorized to issue 50,000,000 shares of common stock and 5,905,238 shares of Series AA preferred stock. On May 19, 2000, the Company authorized the issuance of 5,714,286 shares of Series BB Convertible Preferred Stock.

[b] The Series AA convertible preferred stock activity for the Company is as follows:

                                  AA preferred stock     Warrants                Total
                                    #           $            #          $          $
------------------------------------------------------------------------------------------
Balance, December 31, 1998             --           --         --         --           --
August 16, 1999                 2,095,238    2,180,230    261,905     19,770    2,200,000
------------------------------------------------------------------------------------------
Balance, December 31, 1999      2,095,238    2,180,230    261,905     19,770    2,200,000
Expiration of warrants                 --           --   (261,905)        --           --
------------------------------------------------------------------------------------------
Balance, December 31, 2000      2,095,238    2,180,230         --     19,770    2,200,000
------------------------------------------------------------------------------------------

  The Company issued 2,095,238 shares and 261,905 warrants to purchase common stock concurrent with the PinMark Acquisition [see note 3]. The rights and privileges of the Series AA preferred stockholders are identical to those in note 17 except that there is no mandatory redemption criteria. Therefore, as there are no mandatory redemption requirements, these Series AA preferred stocks have been classified as equity.

  The proceeds raised have been allocated to the preferred stock and warrants based on their relative fair value at the date of issuance, with the value attributable to the warrants presented as additional paid in capital. The Company has recorded a beneficial conversion feature of $19,594 calculated on the effective conversion price of the preferred stock to common stock based on the proceeds allocated to the preferred stock.

  The warrants were exercisable at $1.05 and expired on December 31, 2000.

  On December 29, 2000, the Series AA preferred stockholders converted the $156,567 dividends that had accrued on the stock from its inception into 149,111 common shares of the Company.

  On January 12, 2001, all of the Series AA preferred stock was converted into common stock of the Company [see note 22].

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)

18. SHARE CAPITAL (cont'd.)

[c] The Series BB convertible preferred stock activity for the Company is as follows:


                                    BB preferred stock           Warrants           Total
                                      #           $            #          $           $
---------------------------------------------------------------------------------------------
  Balance, December 31, 1999             --           --          --         --           --
  May 23, 2000                    3,847,115    3,820,637   1,373,184    260,367    4,039,471
---------------------------------------------------------------------------------------------
  Balance, December 31, 2000      3,847,115    3,820,637   1,373,184    260,367    4,039,471
---------------------------------------------------------------------------------------------

  The rights and privileges of the Series BB preferred stockholders are as follows:

  .    Annual cumulative dividends at the rate of $.077 per share

  .    A liquidation preference of $1.05 per share

  .    Series BB rank in preference over Series AA;

  . Conversion rights which allow for the immediate conversion of the Series BB preferred stock by dividing the aggregate amount paid for the Series BB preferred stock by the fair market value of the common stock at the time of conversion.

  . Each share of Series BB preferred stock is entitled to one vote equivalent to a common share as well as representation on the Board of Directors.

  During 2000, $1,150,000 of short-term notes were advanced to the Company by a strategic partner in anticipation of the closing of the agreement for the purchase of the Series BB preferred stock. The terms of the short term notes included 219,048 warrants exercisable at $1.05. On May 23, 2000, the Company issued 3,847,115 shares of Series BB stock with 1,373,184 warrants (exercisable at $1.05) attached thereto for $2,889,471 in cash and the conversion of $1,150,000 of short-term notes. The proceeds raised were allocated to the preferred stock and warrants based on their relative fair values at the date of issuance, with the value attributable to the warrants presented as additional paid in capital. The fair value attributable to the warrants to the short-term notes was treated as interest expense in the amount of $41,533. The Company has recorded a beneficial conversion feature of $207,588 calculated on the effective conversion price of the preferred stock to common stock based on the proceeds allocated to the preferred stock.

  All of the warrants were converted into Inforetech warrants on January 12, 2001 [see note 22] and expire on May 23, 2003.

  On December 29, 2000, the Series BB preferred stockholders converted the $120,137 in dividends that had accrued on the stock from inception into 114,416 shares of common stock of the Company.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


18. SHARE CAPITAL (cont'd.)

  On January 12, 2001, all of the Series BB preferred stock was converted into common stock of the Company [see note 22].


[d]  Warrants

  The Company's warrant activity is as follows:

                                                               Weighted-
                                                                average
                                                  Exercise     exercise
                                   Warrants        price         price
                                       #             $             $
---------------------------------------------------------------------------
  Balance, December 31, 1998       2,479,887                        1.00
  Granted                          1,884,124            1.05        1.05
  Exercised                          (72,380)           1.00        1.00
  Forfeited                         (332,620)           1.00        1.00
---------------------------------------------------------------------------
  Balance December 31, 1999        3,959,011                        1.02
  Granted                          7,622,784            1.05        1.05
  Exercised                          (93,674)           1.00        1.00
  Forfeited                       (1,873,460)           1.00        1.00
  Expired                         (1,991,877)    1.00 - 1.05        1.05
---------------------------------------------------------------------------
  Balance December 31, 2000        7,622,784            1.05        1.05
---------------------------------------------------------------------------

  During 1999, the Company issued 500,000 warrants in connection with the issuance of 1,395,238 shares of Series AA preferred stock [see note 17], 1,122,219 warrants in connection with the Pinmark Acquisition [see note 3], and 261,905 warrants in connection with the issuance of 2,095,238 shares of Series AA preferred stock [see note 18b]. The Company issued all of these warrants with an exercise price of $1.05. These warrants expired on December 31, 2000.

  During 2000, the Company issued 1,373,184 warrants in connection with the issuance of 3,847,115 shares of Series BB preferred stock and short-term notes [see note 18c].

  On July 31, 2000, the Company entered into an exclusive provider agreement with American Golf Corporation (AGC). The agreement is for a five-year term. Included in the agreement were warrants to purchase 6,249,600 shares of common stock at $1.05 per share. The warrants vest at a rate of 41,664 warrants for each course installed. At December 31, 2000, no warrants under the AGC agreement had vested.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)

18. SHARE CAPITAL (cont'd.)

    On January 12, 2001, pursuant to the Acquisition Agreement [note 22] with Inforetech Wireless Technology, Inc. ["Inforetech"] all warrants under the agreement with AGC were cancelled with the understanding that Inforetech will issue a new package of warrants to purchase Inforetech common stock. As at March 23, 2001 the terms of the new warrants attached to the agreement with AGC were not finalized.

    Each of the warrant agreements contain a "net exercise" clause which allows the holders to exercise warrants into common shares based on the market price of the Company's stock at the date of exercise. During 2000, 93,674 warrants were exercised by forfeiting 1,873,460 warrants. During 1999, 16,380 were exercised by forfeiting 332,620 warrants. Also during 1999, 25,000 warrants were exercised via a partial settlement of a note payable [see note 12] and 31,000 warrants were exercised for cash.

[e] Stock options

    On December 14, 1995, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant options to officers and key employees. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have a contractual life between two and one-half to ten years. The vesting schedule for stock options varies with the individual grant and ranges from immediate vesting to four years. The majority of the stock options granted to employees vest on a pro rata basis and become fully exercisable four years from the date of grant. At December 31, 2000, there were 295,000 [1999 - 1,387,386] shares available for grant under the Plan. A further 180,952 options have been issued outside of the Plan to consultants.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)


18. SHARE CAPITAL (cont'd.)

  Stock option activity during the years indicated is as follows:

                                                                                          Weighted-
                                                                        Price of           average
                                                    Options             option             exercise
                                                  outstanding           grants              price
                                                       #                    $                  $
---------------------------------------------------------------------------------------------------------
  Balance, December 31, 1998                        2,744,014                                 0.99
  Granted                                             130,938           .25 - 1.05              .82
  Expired                                             (106,386)        1.00 - 2.50             1.23
---------------------------------------------------------------------------------------------------------
  Balance, December 31, 1999                        2,768,566                                   .98
  Granted                                           1,302,000                 1.05             1.05
  Expired                                            (209,614)                1.00             1.00
---------------------------------------------------------------------------------------------------------
  Balance, December 31, 2000                        3,860,952                                  1.00
---------------------------------------------------------------------------------------------------------

  The following table summarizes information concerning outstanding and exercisable options:


                                                      Weighted-          Weighted-                             Weighted-
  Range of                                             average            average                               average
  exercise                          Number           remaining           exercise             Number           exercise
  prices                          outstanding        contractual           price            exercisable          price
    $                                  #                 life                $                   #                 $
------------------------------------------------------------------------------------------------------------------------
  0.25                              155,952               0.76               0.25             155,592             0.25
  1.00                            2,257,000               7.31               1.00           1,723,158             1.00
  1.05                            1,394,500               8.56               1.05             962,522             1.05
  1.67 - 2.50                        53,500               0.71               1.84              53,500             1.84
------------------------------------------------------------------------------------------------------------------------
                                  3,860,952               7.40               1.00           2,895,132             0.99
------------------------------------------------------------------------------------------------------------------------

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)

18. SHARE CAPITAL (cont'd.)

  Accounting for stock based compensation

  During 1999, the Company's option grants included 38,437 stock options issued to consultants for services at $0.25 per option, resulting in general and administrative expense recorded in the financial statements of $30,750 in accordance with SFAS 123. The remainder of the options issued in 1999 were issued to employees and directors at $1.05 per option and in accordance with APB 25, no compensation expense was required to be recorded.

  During 2000, the Company's option grants included 25,000 stock options issued to a consultant for services at $1.05 per option, resulting in sales and marketing expenses recorded in the financial statements of $4,000 in accordance with SFAS 123. The remainder of options issued in 2000 were issued to employees and directors at $1.05 per option and in accordance with APB 25, no compensation expense was required to be recorded.

  The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for "Stock-Based Compensation" for stock based awards to employees and directors. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below:

                                           2000            1999
                                             $               $
--------------------------------------------------------------------
  Net loss as reported                   (5,940,731)    (3,378,331)
  Pro forma net loss under FAS 123       (6,396,815)    (3,640,262)
--------------------------------------------------------------------

            The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model discounted for lack of liquidity with the following weighted-average assumptions:

                                              2000          1999
--------------------------------------------------------------------
  Dividend yield                                 0%            0%
  Expected volatility                         0.01%         0.01%
  Risk-free interest rate                     6.01%         5.48%
  Expected lives                        9.69 years    9.81 years
--------------------------------------------------------------------

  The weighted average fair value per share of stock options granted during fiscal 2000 is $0.45 [1999 - $0.40].

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)



19. INTEREST EXPENSE
                                               2000         1999
                                                 $            $
---------------------------------------------------------------------
Interest on lease contract obligations         748,322      618,501
Interest on notes payable [note 12]            244,250      176,878
Interest on line of credit                     305,230      285,539
Other                                           61,305       56,238
---------------------------------------------------------------------
                                             1,359,107    1,137,156
---------------------------------------------------------------------

20. RELATED PARTY TRANSACTIONS

The Company entered into a variety of transactions with certain stockholders and members of the Board of Directors, which are summarized in notes 10, 11, 12 and 19 and as follows:

                                                                       2000          1999
                                                                         $            $
-------------------------------------------------------------------------------------------------
Outstanding net investment in leases on sales-type leases
with golf courses owned by stockholders                                455,495      381,416

Revenue on sales-type leases with golf courses owned by
stockholders                                                           183,921      199,250

Revenues recorded from a strategic partner who is a Board
member and preferred stockholder                                       146,042    1,098,318
Inventory and other purchases from an entity which is a Board
member and stockholder                                                  50,240      379,991

Inventory and other purchases from a vendor who is a stockholder        98,525    1,442,421
-------------------------------------------------------------------------------------------------

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)

21. CRITICAL SUPPLIERS

The Company's electronic equipment products include circuit boards, liquid crystal displays and radios that must meet certain quality standards. The Company currently buys these components under short-term supply arrangements with one supplier for each component. Although there are a limited number of manufacturers of these components, management believes that other suppliers could adapt to provide similar components on comparable terms. The time required to locate and qualify other suppliers, however, could cause a delay in manufacturing that may be financially disruptive to the Company.


22. SALE OF THE COMPANY TO INFORETECH WIRELESS TECHNOLOGY INC.

On November 7, 2000, the Company's stockholders signed a definitive agreement to sell the Company to Inforetech Wireless Technology, Inc. ["Inforetech"]. Inforetech is a Nevada corporation which trades on the Over-The-Counter Bulletin Board. On January 12, 2001 [the "Closing Date"], the transaction was consummated and Inforetech acquired all of the outstanding capital stock of the Company. Immediately prior to the share exchange, all Series AA and Series BB preferred stocks were converted, on a one-for-one basis, to common stock of the Company such that immediately prior to the share exchange, the Company's outstanding share capital was entirely common stock aggregating 27,183,354 shares. The outstanding share capital was determined by combining the following classes of stock: 3,810,000 Series AA redeemable preferred stock, 2,095,238 Series AA preferred stock, 3,847,115 Series BB preferred stock and 17,431,001 common stock. In consideration of this common stock, the Company's stockholders received an aggregate of 4,500,000 shares of Class A Common Stock of Inforetech. Out of the 4,500,000 shares, 765,000 were placed in escrow in connection with the indemnification obligations of the Company under the acquisition agreement.

Inforetech and the Company shall use their best efforts to cause the release of all stockholder guarantees on various Company borrowing and debt arrangements ["Stockholder Guarantees"]. A further 960,000 Class A Common Shares of Inforetech have been placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of the Company's stockholders who provided the Stockholder Guarantees. Commencing 90 days following the Closing Date, if the Stockholder Guarantees have not been released in full, one twelfth of the Guarantee Escrow Shares are to be released from escrow each month until the Stockholder Guarantees have been released in full. In the event that any call is made on any of the Stockholder Guarantees after the Closing Date as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares are to be immediately released from escrow for the benefit of the guarantors. If none of the Stockholder Guarantees are called, the Guarantee Escrow Shares shall be distributed to all of the Company's stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the transaction.

ProShot Golf, Inc.


                        NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                     (in United States dollars)

22. SALE OF THE COMPANY TO INFORETECH WIRELESS TECHNOLOGY INC. (cont'd.)

With the exception of warrants held by American Golf Corporation [see note 18d], all options and warrants to purchase Company stocks were converted, on the Closing Date, into options and warrants to purchase common shares of Inforetech. Under the agreement the options and warrants were converted in the same ratio as the number of shares received by the Company's stockholders in relation to the number of shares conceded, that is 0.1655424 (4,500,000 divided by 27,183,354). The same conversion ratio was applied to the exercise prices of the converted options and warrants. For example, 1,000 options to purchase shares in the Company at $1 per share would be converted to an option to purchase 166 shares in Inforetech at $6.04 per share. Converted options and warrants retained all other original characteristics.