Form 10QSB
period 2001-03-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2001-05-22
CIK 29233

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _____________ to _____________ Commission file number 0-25963

                      INFORETECH WIRELESS TECHNOLOGY INC.

            (Exact name of registrant as specified in its charter)

                     Nevada                                    88-0350120
   (State of other jurisdiction of incorporation           (I.R.S. Employer
                      or organization)                   Identification Number)



          Suite 214, 5500 - 152/nd/ Street
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

Yes   X   No _____
    -----

Registrant had 15,798,745 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of March 31, 2001.

Documents Incorporated by Reference (to the extent indicated herein): financial data schedule


INFORETECH WIRELESS TECHNOLOGY INC.


                    INDEX


PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements (unaudited)


            Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

            Consolidated Statements of Loss and Comprehensive loss - Three Months Ended March 31, 2001 and 2000

            Consolidated Statement of Stockholders' Deficiency Three Months Ended March 31, 2001

            Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000

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

  Item 3.   Defaults Upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Inforetech Wireless Technology Inc.
Consolidated balance sheets (unaudited)
[See note 2 - Going Concern]
March 31, 2001 and December 31, 2000

                                                                                         March 31,         December 31,
                                                                                           2001               2000

 ASSETS
 Current
 Cash                                                                                         19,907                 530
 Restricted cash [note 3]                                                                    100,000                   -
 Accounts receivable, net of allowance for doubtful accounts                                 294,810              39,801
 Current portion of net investment in leases                                               1,634,534                   -
 Income tax credit receivable                                                                 25,848              26,676
 Inventories [note 9]                                                                      1,802,134              44,998
 Prepaid expenses and deposits                                                                81,520              74,293
--------------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                                      3,958,753             186,298

 Deposits                                                                                    502,673                   -
 Net investment in leases                                                                  3,264,872                   -
 Course equipment on operating leases                                                      1,368,575                   -
 Deferred acquisition costs [note 4]                                                               -             677,859
 Other assets                                                                                564,795                   -
 Property and equipment, net                                                                 673,074             304,574
 Goodwill, net [note 4]                                                                    8,855,399                   -
 Patent, net                                                                                 179,866                   -
-------------------------------------------------------------------------------------------------------------------------
                                                                                          19,368,007           1,168,731
=========================================================================================================================

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 Current
 Bank Indebtedness                                                                           118,261              77,910
 Current portion of lease contract obligations                                             2,441,111                   -
 Accounts payable and accrued liabilities                                                  5,085,186           2,321,620
 Loans payable                                                                                     -             100,000
 Convertible loans                                                                           100,000             100,000
 Convertible loans, related parties                                                          285,254             285,254
 Promissory notes payable, related parties                                                 1,419,713             681,059
-------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                 9,449,525           3,565,843
 Long-Term Debt
 Long term obligations under capital leases                                                3,668,400              24,970
 Bank loan [note 2]                                                                        3,524,729                   -
 8% Series A convertible note - due August 4, 2003                                           706,396             589,632
 8% Convertible debenture - due August 4, 2005                                               663,527             419,101
 Loan - due February 28, 2006 [note 2]                                                     1,094,940                   -
 Other notes payable, net of discount                                                      1,222,401                   -
 Other long-term liabilities                                                                 307,323                   -
-------------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                                                        20,637,241           4,599,546
=========================================================================================================================
 Commitments and contingencies [notes 2 and 4]
 Stockholders' deficiency
 Class A common stock, $.001 par value
     Authorized: 100,000,000 Class A, voting, participating shares;
     Issued:  2001 - 15,798,745; 2000 - 11,298,745                                            15,799              11,299
 Class B common stock, $.001 par value
     Authorized: 10,000,000 Class B, voting, convertible, non-participating shares;
     Issued:  2001 - 7,002,030; 2000 - 7,002,030                                               7,002               7,002
Class A stock to be issued: 250,000                                                              250                   -
Additional paid-in capital                                                                15,123,286          10,005,305
Accumulated deficit                                                                      (16,415,571)        (13,454,421)
-------------------------------------------------------------------------------------------------------------------------
 Total stockholders' deficiency                                                           (1,269,234)         (3,430,815)
-------------------------------------------------------------------------------------------------------------------------
                                                                                          19,368,007           1,168,731
=========================================================================================================================

See accompanying notes

 Inforetech Wireless Technology Inc.
 Consolidated statements of loss and comprehensive loss
 [See note 2 - Going Concern]
 For the three months ended March 31, 2001 and 2000                                     For the three months ended
                                                                                        March 31,          March 31,
                                                                                          2001               2000
                                                                                                          (restated see note 7)
 Revenue                                                                                     619,926                  -
 Cost of revenue                                                                            (351,916)                 -

-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                 268,010                  -
-------------------------------------------------------------------------------------------------------------------------
 EXPENSES
 Administration  [note 10]                                                                   990,748            411,025
 Depreciation and amortization [note 4]                                                      466,798             20,554
 Sales and marketing                                                                         499,586            105,496
 Research and development                                                                    490,670            432,272
-------------------------------------------------------------------------------------------------------------------------
                                                                                          (2,447,802)          (969,347)
                                                                                                   -
 Finance costs [note 2]                                                                      384,247              3,297
 Interest expense                                                                            397,111              2,500
 Interest income                                                                                   -             (2,444)
-------------------------------------------------------------------------------------------------------------------------
 Loss before extraordinary items                                                          (2,961,150)          (972,700)

 Extraordinary loss on extinguishment of debt [note 7]                                             -           (427,869)

-------------------------------------------------------------------------------------------------------------------------
 Net loss and comprehensive loss                                                          (2,961,150)        (1,400,569)
=========================================================================================================================
 Loss per common share before
      extraordinary loss - basic and diluted                                                   (0.19)             (0.13)

 Loss per common share after
      extraordinary loss - basic and diluted                                                   (0.19)             (0.18)

 Weighted average number of common
      shares outstanding                                                                  15,198,745          7,778,473

See accompanying notes

Inforetech Wireless Technology Inc.
Consolidated Statement Of Stockholders' Equity (unaudited)
[See note 2 - Going Concern]
For the three months ended March 31, 2001

                                                                                     Class A                     Class B
                                                                                     -------                     -------
                                                                                   Common stock               Common stock
                                                                                   ------------               ------------
                                                                                Number                      Number
                                                               Note           of shares         Amount     of shares    Amount
                                                               ----           ---------         ------     ---------    ------
 Balance, December 31, 2000                                                      11,298,745       11,299    7,002,030    7,002

 Acquisition of ProShot Golf Inc.                                4                4,500,000        4,500
 Stock options issued for services
 Share purchase warrants issued                                 11
 Stock options issued upon acquisition of ProShot Golf Inc.      4
 Share purchase warrants issued                                 11
 Loss for the period

-------------------------------------------------------------------------------------------------------------------------------
 Issued and outstanding March 31, 2001                                           15,798,745       15,799    7,002,030    7,002

 Shares to be issued in payment of services                     10                   70,000           70
 Common stock to be issued for cash paid                         2                   80,000           80
 Common stock to be issued in payment for services               2                  100,000          100

-------------------------------------------------------------------------------------------------------------------------------
 Balance, March 31, 2001                                                         16,048,745       16,049    7,002,030    7,002
===============================================================================================================================

                                                                Additional                       Total
                                                                 paid-in       Accumulated    stockholders'
                                                                 capital         deficit         equity
                                                                 -------         -------         ------
 Balance, December 31, 2000                                      10,005,305     (13,454,421)  (3,430,815)
                                                                                                       -
 Acquisition of ProShot Golf Inc.                                 4,495,500                    4,500,000
 Stock options issued for services                                      564                          564
 Share purchase warrants issued                                      45,000                       45,000
 Stock options issued upon acquisition of ProShot Golf Inc.         275,000                      275,000
 Share purchase warrants issued                                      46,667                       46,667
 Loss for the period                                                             (2,961,150)  (2,961,150)

------------------------------------------------------------------------------------------------------------
 Issued and outstanding March 31, 2001                            14,868,036    (16,415,571)  (1,524,734)
                                                                                                       -
 Shares to be issued in payment of services                          115,430                     115,500
 Common stock to be issued for cash paid                              99,920                     100,000
 Common stock to be issued in payment for services                    39,900                      40,000

------------------------------------------------------------------------------------------------------------
 Balance, March 31, 2001                                          15,123,286    (16,415,571)  (1,269,234)
============================================================================================================

See accompanying notes

 Inforetech Wireless Technology Inc.
 Consolidated statement of cash flows (unaudited)
 [See note 2 - Going Concern]
For the three months ended March 31, 2001 and 2000

                                                                                     For the 3 months ended
                                                                              March 31, 2001        March 31, 2000
                                                                                                  (restated-note 7)

 OPERATING ACTIVITIES

 Net loss                                                                        (2,961,150)            (1,400,569)
 Adjustment to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                  603,133                 20,554
     Gain on removal of course equipment                                            (18,926)                     -
     Expenses paid by issuance of stock                                             115,500                      -
     Compensation related to stock options                                              564                 22,724
     Accretion of benefit related to convertible debt                               309,425                      -
     Accretion of finance costs related to warrants and options                      58,945                      -
     Warrants issued as sales incentive                                              46,667                      -
     Amortization of finance costs                                                   21,647                      -
     Bad debt expense                                                                17,000                      -
     Extraordinary loss on settlement of debt                                             -                427,869
 Changes in operating assets and liabilities:
     Amounts receivable                                                              26,014                 19,506
     Investment in leases                                                           423,309                      -
     Prepaid expenses and deposits                                                   40,416               (254,458)
     Inventory                                                                     (140,756)               (72,629)
     Deposits                                                                       (10,884)                     -
     Other assets                                                                    13,051                      -
     Accounts payable and accrued liabilities                                       786,500                 63,158
     Other long-term liabilities                                                     12,472                      -
--------------------------------------------------------------------------------------------------------------------
 Cash used in operating activities                                                 (657,073)            (1,173,845)
--------------------------------------------------------------------------------------------------------------------

  INVESTING ACTIVITIES
  Purchase of property and equipment                                                (26,417)               (54,690)
  Purchase of course equipment                                                     (121,069)                     -
  Costs of acquisition of ProShot Golf, Inc.                                        (48,000)                     -
  Cash acquired upon the acquisition of ProShot Golf, Inc.                          272,237
--------------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                  76,751                (54,690)
--------------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES
  Common stock issued for cash                                                      100,000              3,102,000
  Share purchase warrants issued for cash                                            45,000                      -
  Principal payments under capital lease obligations                                 (2,872)                     -
  Payments on lease contract obligations                                           (838,053)                     -
  Borrowings on lease contract obligations                                          217,673                      -
  Loan proceeds                                                                   1,185,000                      -
  Finder's fee                                                                      (47,400)                     -
  Loan repayments                                                                  (100,000)            (1,500,000)
  Borrowings under (repayment of ) bank indebtedness                                 40,351                 (4,214)
  Borrowing on (repayment of) promissory notes                                            -               (112,016)
--------------------------------------------------------------------------------------------------------------------
  Cash provided by financing activities                                             599,699              1,485,770
--------------------------------------------------------------------------------------------------------------------

  INCREASE (DECREASE) IN CASH                                                        19,377                257,235
  CASH, BEGINNING OF PERIOD                                                             530                      -
--------------------------------------------------------------------------------------------------------------------
  CASH, END OF PERIOD                                                                19,907                257,235
--------------------------------------------------------------------------------------------------------------------

  NON-CASH FINANCING AND INVESTING ACTIVITIES
  Common stock issued on conversion of convertible notes                                  -                193,720
  Common stock issued to settle debt                                                      -                777,869
  Beneficial conversion features                                                    309,425                      -
  Warrants issued in consideration of debt financing                                 58,945                      -
  Warrants issued for services                                                       46,667                      -
  Common stock issued upon purchase of ProShot Golf, Inc.                         4,500,000                      -
  Stock options issued upon purchase of ProShot Golf, Inc.                          275,000                      -

------------------------------------------------------------------------------------------------------------------
                                                                                 5,190,037                971,589
====================================================================================================================

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1. UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from audited financial statements of Inforetech Wireless Technology Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's and ProShot Golf, Inc.'s audited financial statements for the years ended December 31, 2000 and 1999. Such financial statements should be read in connection with these financial statements.

On January 12, 2001, the Company acquired all the outstanding share capital of ProShot Golf, Inc. ["ProShot"][see note 4]. These financial statements include the results of ProShot from date of acquisition.

As a result of the acquisition of ProShot, the Company is no longer presented as a development stage company for financial reporting purposes.


2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $16,415,571 at March 31, 2001 and, as of that date, a working capital deficiency of $5,490,772. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

During the period Company's management has undertaken the following steps to attempt to alleviate the going concern problems:

     . In January 2001, the Company downsized the operations of its two operating subsidiaries, Inforetech Wireless Technology 2000 Inc. and ProShot Golf, Inc., by reducing the workforce in both Companies by approximately 20%.

     . In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The interest is payable semi-annually, the first payment being due August 1, 2001. The loan matures on February 28, 2006 but can be extended, for a period of two years, upon the payment of a fee of $11,850.

          The loan is collateralized by 2,044,000 Inforetech shares (the "collateral shares") which were loaned to the Company by a number of its shareholders. A finder's fee of $47,400, in respect of this loan, was deducted from the initial amount paid over to the Company. A further finder's fee of $47,400 is payable to a third party. The total finders' fees of $94,800 were deferred and are being amortized over the five-year term of the loan. The interest expense in respect of this loan recorded in the three-month period to March 31, 2001 was $10,227.

     . On February 20, 2001, a creditor of the Company, Augustine Funds, L.P., purchased 80,000 shares of class A common stock for an aggregate amount of $100,000. As at March 31, 2001 the stock had not been issued. Concurrent with the acquisition of these shares the terms of conversion of the $1,000,000 Series A 8% convertible note due August 4, 2003, were changed such that the note is now convertible (plus related interest expense) into Class A common stock at the lesser of
          (i) $5.25 or (ii) 75% of the lowest three closing bid prices during the ten trading days immediately preceding the conversion date [previously 75% of the average of the last five trading days].

     . On March 12, 2001, a group of the Company's major shareholders signed an agreement to extend the guarantee of a $258,000 Company debt to April 30, 2001. In consideration they are to be issued 100,000 shares of common stock. The fair value of the Company's stock at the time of the agreement was $0.40 per share. The $40,000 cost of extending the guarantee on the loan has been deferred and will be amortized over the period to April 30, 2001. The amortisation charge included in finance expense in the period was $13,333.


On April 24, 2001, the Company signed a finance agreement with a number of its major shareholders [the "Guarantors"] to extend the guarantee of various loan facilities in return for shares and stock purchase warrants in the Company. The principal terms of the agreement are:

     . Collateralized by the letters of credit from the Guarantors, ProShot's existing bank line of credit was extended from $3,526,000 to $3,750,000 effective April 26, 2001. In consideration, the Company shall issue the Guarantors warrants to purchase 500,000 shares of common stock of the Company. The exercise price is $0.20 per share and the warrants expire on April 26, 2007.

     . Collateralized by further letters of credit from the Guarantors, ProShot's bank line of credit was further extended to $4,500,000. Once the full $4,500,000 line of credit has been drawn down, the balance will be converted to a term loan maturing April 30, 2002. In consideration, the Company shall issue the Guarantors with warrants to purchase a further 2,500,000 shares of common stock of the Company. The exercise price is $0.20 per share and the warrants expire on April 26, 2007. The Company has indemnified the Guarantors for any losses or payments under the line of credit up to $1,000,000. The Company agrees to repay the term loan using a minimum of 5% of all operating revenue from all GPS course installations. All interest payments on the line of credit must be prepaid to the bank at least ninety days in advance. If the interest prepayments are not met then the Company shall issue the Guarantors with 100,000 shares of the Company for each month interest is not so prepaid.

     . The guarantee of existing financing of $1,007,000 (which includes $258,000 previously extended to April 30, 2001) will be extended to April 30, 2002, on the proviso that the $700,000 cost of goods financing included in this amount is reduced to $400,000 by no later than June 30, 2001. In consideration, the Company shall issue the Guarantors with warrants to purchase a further 500,000 shares of common stock of the Company. The exercise price is $0.20 per share and the warrants expire on April 26, 2007.

     . On April 24, 2001, a $225,000 promissory note in favour of the Guarantors, plus accrued interest of $8,414, was converted at a rate of $0.20 per share into 1,167,070 shares of common stock of the Company.

     . The Company shall assign to the Guarantors, a collateral pool of installed courses, the net present value of which is equal to or greater than the sum of the outstanding letters of credit plus $1,000,000.

Management's near term financing plans include:

     . Actively seeking, and negotiating with, potential joint venture partners in the Far East and Europe.

     . Negotiations with various intermediaries in respect of the refinancing of equipment leases held by third parties, and, the introduction of a new leasing program for the Company's products.

     . The pursuit of opportunities for a public or private equity offering and/or debt financing in the amount of $10,000,000 to $15,000,000.

The outcome of these efforts cannot be assured.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3. ACCOUNTING POLICIES


The Company has adopted the following accounting policies as a result of the ProShot acquisition:

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

Revenues from the sale of equipment are recognized when the product has been installed and accepted by the customer and reasonable assurance exists regarding the measurement of the consideration received. Certain direct sale arrangements involve only a partial settlement at the time of product installation with the balance payable on a monthly basis over a five-year period from the date of installation. At the time of the initial sale and installation of the equipment, the portion of the total cost of the sale that relates to expected future revenues is deferred.Revenue is recorded net of future cost reserves for maintenance that the Company must provide.

Revenue from sales-type leases is recognized at the inception of the lease. The inception of the lease is defined as when the date on which the product has been installed and accepted by the customer. The Company records the gross contract receivable and unearned income at the inception of the lease. Unearned income is recognized as revenue over the term of the lease so as to approximate a level rate of return on the net investment. Revenue is recorded net of future costs reserves for maintenance which the Company must provide.

Revenues from operating leases are recorded monthly over the term of the lease contract.

WARRANTY RESERVES AND ROYALTY EXPENSES

For sales typesales-type leases and equipment sales, reserves for estimated future warranty costs and royalty expenses are established, as required, at the time of sale based on the Company's historic experience. Warranty costs and royalty expenses for operating leases are recognized as incurred.

RESTRICTED CASH

Restricted cash consists of certificates of deposits of varying maturity dates bearing interest at rates of from 4.45% to 5.6% per annum. These deposits have been pledged as security for letters of credit and for the available credit limit on the Company's credit card.

COURSE EQUIPMENT ON OPERATING LEASE

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

PROPERTY AND EQUIPMENT AND PATENT

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

  Production and test equipment      2 - 5 years
  Office equipment and furnishings   2 - 6 years
  Computer software                      3 years
  Automobiles                            2 years
  Leasehold improvements             Lease term

The patent is recorded at cost and is being amortized over the remaining life of the patent (12 years).

GOODWILL

Goodwill represents the cost of an acquired business [see note 4] in excess of the fair value of net assets purchased and is amortized on a straight-line basis over 6 years from the date of acquisition. Goodwill is reported net of accumulated amortization. The Company evaluates goodwill for impairment whenever events or changes in circumstance indicate that the carrying value of the goodwill may not be recoverable based on expected undiscounted future net cash flows attributable to that business. The amount of any impairment, measured as the difference between the carrying value and the fair value of the impaired goodwill, is charged to operations in the period in which such determination is made.


4. ACQUISITION OF PROSHOT GOLF, INC.

On November 7, 2000, the Company signed an agreement to purchase ProShot Golf, Inc. ["ProShot"]. On January 12, 2001 [the "Closing Date"], the transaction was consummated and the Company acquired all of the outstanding capital stock of ProShot. In consideration, the shareholders of ProShot received an aggregate of 4,500,000 shares of Class A Common Stock of the Company. Out of the 4,500,000 shares, 765,000 were placed in escrow in connection with the indemnification obligations of ProShot under the acquisition agreement. In addition, employees of ProShot will receive stock options of the Company in exchange for vested and unvested stock options of ProShot. The fair value of these stock options, calculated using the Black-Scholes option-pricing model as $275,000, has been included in the cost of acquiring ProShot.

A further 960,000 Class A Common Shares of Inforetech have been placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of ProShot's stockholders who provided Stockholder Guarantees. Commencing 90 days following the Closing Date (January 12, 2001), if the Stockholder Guarantees have not been released in full, one twelfth of the Guarantee Escrow Shares are to be released from escrow each month, or portion thereof, and delivered into a second escrow to be held pursuant to the terms of an escrow agreement among the Guarantors, until the Stockholder Guarantees have been released in full. In the event that any call is made on any of the Stockholder Guarantees after the Closing Date as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares are to be immediately released from escrow for the benefit of the guarantors. If none of the Stockholder Guarantees are called or the Stockholder Guarantees are released in full, the shares held in the second escrow shall be distributed to all of ProShot's stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the transaction. If the Guarantees are released any shares in the first escrow account that have not, at that time, been released into the second escrow account will be cancelled. The Company will record a cost of debt financing at the time each one twelfth of Guarantee Escrow Shares are released into the second escrow account. As at the time of filing this form, one twelfth of the Guarantee Escrow Shares were to be released into the second escrow account.

ProShot, based in California, is a manufacturer of global positioning system-based distance measurement equipment for golf courses. The ProShot system is currently in use on courses throughout the United States, Canada, Europe, Asia and Australia.

For financial reporting purposes the acquisition has been accounted for as a purchase with ProShot's results of operations included in income from date of acquisition.

Acquisition costs consist primarily of legal and investment banker fees.

Immediately after the acquisition seven ProShot employees were involuntarily terminated under a general staff streamlining program. The cost of these terminations has been included in the purchase price allocation below.

The excess of the purchase price and involuntary employee termination costs over the fair value of the assets and liabilities acquired of $9,240,416 has been recorded as goodwill and will be amortized on a straight-line basis over 6 years.


                                                    $
------------------------------------------------------------------------
Fair value assets and liabilities acquired
Cash                                               272,237
Accounts receivable                              5,619,910
Inventories                                      1,513,222
Other assets                                     1,433,887
Capital assets                                   1,969,911
Revolving line of credit                        (3,524,729)
Other long-term liabilities                    (11,023,995)
------------------------------------------------------------------------
                                                (3,739,557)
------------------------------------------------------------------------

Purchase price
Common stock issued at $1.00 per share           4,500,000
Acquisition costs                                  677,859
Options issued                                     275,000
Involuntary employee termination costs              48,000
------------------------------------------------------------------------
                                                 5,500,859
------------------------------------------------------------------------
Goodwill                                         9,240,416
------------------------------------------------------------------------

The following presents the unaudited pro forma results assuming that the acquisition discussed above had occurred as of the beginning of fiscal 2000. These pro forma results are not necessarily indicative of the results that will occur in future periods.

                                                               Three-month
                                                              period ended
                                                             March 31, 2000
                                                                    $
-------------------------------------------------------------------------------

Revenue                                                           1,785,870
Income before extraordinary items                                (2,479,606)
Net loss                                                         (2,907,475)
Loss per share                                                        (0.17)
================================================================================

5. INCOME TAXES

The Company has reviewed its net deferred tax asset as at March 31, 2001, together with net operating loss carryforwards, and accordingly has not given recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since inception. As a result, the Company's net deferred tax has been fully reserved.


6. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Implementation of these pronouncements did not impact the Company's results for the period or its balance sheet position as at March 31, 2001.


7. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS


The Company identified accounting issues with respect to shares issued for services, private placement finder's fees and the early extinguishments of certain loans to the Company subsequent to the issuance of the financial statements for the quarter ended March 31, 2000. The cost of issuing shares for services of $69,000 was no longer required since the cost of those services has been recognised in the restated December 31, 1999 financial statements. Private placement finder's fees, previously expensed in the quarter ended March 31, 2000 are now recorded in additional paid in capital. The recording of the extraordinary cost of $427,869 related to the extinguishments of certain loans was determined to be required. As a result, the Company has restated its financial statements for the three months ended March 31, 2000. The net effect of the above restatements, plus a number of immaterial adjustments not detailed, is to increase the loss for the period to March 31, 2000 by $68,406 and to increase loss per common share after extraordinary loss from $0.16 to $0.18.

8. RECLASSIFICATION

Certain reclassifications of prior period balances have been made to conform to current period presentation.


9. INVENTORIES

                                         March 31,   December 31,
                                           2001          2000
                                             $            $
--------------------------------------------------------------------------------
Raw material parts                       1,295,734         44,998
Work-in-progress course installations      513,807              -
--------------------------------------------------------------------------------
                                         1,809,541         44,998
--------------------------------------------------------------------------------



10. STOCKHOLDERS' EQUITY


On January 27, 2001, the Company signed a contract with International Investor Relations Group, Inc. ("IIRG") for the provision of investor relation services. At the signing of the contract a payment of 70,000 shares of common stock was made to IIRG, by a Company shareholder, on its behalf. The Company intends to repay this shareholder by issuing 70,000 new shares of common stock. The fair value of the shares issued has been estimated at $115,500 and has been charged to administration expense in the period. A corresponding amount less the $70 nominal value of the shares to be issued has been credited to additional paid in capital. Under the contract, further shares and warrants would be issuable to IIRG in payment for the performance of investor relation services. However, the majority of these services were not required and no further shares or warrants were earned under the contract. The Company and IIRG intend to renegotiate the contract terms with respect to future investor relation service requirements.


11. STOCK PURCHASE WARRANTS

At March 31, 2001, Class A stock purchase warrants were outstanding as follows:

Number of Class A           Exercise price              Month
 shares issuable                  $                   of expiry
--------------------------------------------------------------------------------

     100,000                     2.00               May 2001
     125,000                     2.00               June 2001
      40,000                     6.25               August 2001
     200,000                     2.00               September 2001
     120,000                     2.00               October 2001
     730,000                     2.00               December 2001
     174,000                     2.00               January 2002
     250,000                see [a] below           August 2002
     100,000                     2.00               September 2002
      62,500                     4.00               September 2002
      97,222                     0.72               March 2003

     100,000                     6.25               August 2005
     100,000                     6.25               August 2005
--------------------------------------------------------------------------------
   2,198,722
================================================================================

No warrants were exercised during the period. 175,000 warrants expired during the period.

Warrants issued in the period

[a] In February 2001, the Company sold a warrant to purchase 250,000 class A common shares in the Company for $45,000 cash. The warrant expires on August 7, 2002. The warrant exercise price is the lesser of $1.75 and 80% of the lowest closing bid price of the Company's common stock during the 30 trading days prior to exercise less $0.18.

[b] Effective March 1, 2001 ("Effective Date"), the Company signed a distribution agreement (the "Agreement") with ATECHS and Auto ID Tech Inc. (together "Atechs") for the exclusive distribution rights of the Company's golf products in South Korea. Upon signing the agreement Atechs paid an initial instalment of $70,000 and will pay three further instalments of $60,000 on June 30, September 30 and December 30 of 2001. Upon receipt of each instalment, the Company will issue Atechs with a common stock purchase warrant entitling Atechs to acquire a number of common shares. The number of common shares issuable under the warrant will be derived by dividing the dollar amount received by the closing trading price of the Company's common stock on that day. The warrant exercise price will also be the closing trading price of the Company's common stock on the instalment date. The warrants will expire two years after their issuance date. Based the trading price on the initial instalment date of $0.72, Atechs will be issued a warrant to purchase 97,222 shares of common stock. The fair value of the initial warrants, based on the Black-Scholes option pricing model, has been calculated as $46,667 and has been credited to additional paid in capital with the remaining $23,333 being credited to revenue.

    The Agreement is for one year from the Effective Date but may be extended, by Atechs, for up to 5 years, at no further cost provided that course installation targets, as detailed in the Agreement, are met by Atechs.

    Furthermore, Atechs shall, on a quarterly basis, remit 25% of all gross amounts received during the prior quarter for advertising on the Company's products in South Korea. Should the Company place advertisements on its products in South Korea then the Company shall submit 25% of the net revenue to Atechs on a quarterly basis.


12. STOCK OPTIONS

Stock option activity under the stock option plan is as follows:

                                                                 Weighted-
                                                                  average
                                             Number of           exercise
                                      Class A Shares Issuable      price
                                                 #                   $
--------------------------------------------------------------------------------
Balance, December 31, 2000                   2,242,500             2.03
Granted                                      1,159,152             3.77
Forfeited                                     (133,707)            6.18
--------------------------------------------------------------------------------
Balance, March 31, 2001                      3,267,945             2.48
================================================================================

                                                                        Research &      Administration &
                                     United States    International     Development         Finance             Total
                                           $                $                $                 $                    $
---------------------------------------------------------------------------------------------------------------------
Revenues from external customers     547,728           72,198                -                 -              619,926

Loss                               1,042,481           93,004          490,670         1,430,048            3,056,202
---------------------------------------------------------------------------------------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

The Company has created a hand-held pace-of-play information system (Inforemer), for golf courses. The Company's innovative and cost-effective products provide wireless communications and global positioning system ("GPS") solutions for mobile and fixed asset management applications. The Company has targeted the golf market for the initial product launch of its hand-held Portable Recreational Devices (PRD). At present the Inforemer is installed at three test locations and the Company is taking orders as it moves towards full commercialization.

In January 2001, the Company completed the acquisition of Proshot Golf, Inc. ("ProShot"), a leading provider of cart-based GPS distance measurement systems to the golf market. The combination of Inforetech and ProShot (together, the "Company") creates the leading golf GPS provider, strengthens the Company's industry relationships and enhances its engineering and sales force. The Company believes that ProShot, with an installed base of approximately 150 courses is the clear industry leader. ProShot has course installations in USA, Canada, Panama, Spain, England, Portugal, Australia, Malaysia, Singapore and China. The results and balances of ProShot have been included in the Company's consolidated financial statements from the date of acquisition and have had a significant impact thereon.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $16,415,571 at March 31, 2001 and, as of that date, a working capital deficiency of $5,490,772. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000

Revenue and cost of revenue

Due to cash constraints the Company was unable to meet all sales orders in the quarter. Gross margin was lower than anticipated due to the swap of old equipment (recorded as a cost of sales as it is returned to inventory) for new equipment at one of our customer's courses.

Other than net income of $23,333 arising from the first payment for S Korea product distribution rights under an agreement signed in the period, all revenue and cost of revenue in the period is as a result of including ProShot's results from the date of acquisition.

Administration Expenses

The increase in administration expense over the prior period is principally attributable to an increase in investor relation fees which amounted to $115,500 in the current period and were paid through the issuance of the Company's stock. Legal costs also increased over the prior period as the Company sought various means of raising funds. Included in the March 31, 2001 three-month period is $486,000 of ProShot administration expenses. This represents a $95,000 drop in administration expenses for ProShot over their period to March 31, 2000. The principal factors in this cost saving were the resignation of the Chief Financial Officer in October 2000 and the resignation of ProShot's Chief Executive Officer in January 2001.

Depreciation and amortization


An increase of $446,000 was primarily due to the $383,000 amortization of goodwill arising upon the acquisition of ProShot. Also, included in the March 31, 2001 three-month period is $58,000 of ProShot property and equipment depreciation. Note that depreciation of $100,000 on course equipment held by customers on operating leases is included in cost of revenues.

Sales & Marketing

With the development of the Inforemer handset nearing completion, the Company invested significant resources into the industry's biggest trade show of the year in Orlando. Expenditure in the current period was $180,000 compared to $50,000 for the 2000 show. Salaries increased by $65,000 as the Company gears up for full commercialization. Included in the March 31, 2001 three-month period are ProShot's sales and marketing expenses of $198,000. This represents a $119,000 fall over ProShot's period to March 31, 2000. This is entirely attributable to marketing costs which are now largely born by Inforetech.

Research and Development

Despite the inclusion in the current period of $153,000 ProShot research and development costs (which were down $48,000 as ProShot cut back its expenditure) the consolidated expense increased by only $58,000. Management have made a conscious effort to cut back on research and development and to concentrate on sales and taking the new product to market. Downsizing in January reduced Inforetech's research and development cost salaries by $55,000 as compared to a full three months of salary had those employees not been terminated.

Finance Costs

The increase in finance costs is due to the increase in finders and other expenses incurred to obtain additional financing for the Company. Approximately $355,000 of these expenses relate to the non-cash amortized cost of the beneficial conversion features and warrants attached to two of the Company's loans.

Interest Expense

$64,000 of the increase in interest expense relates to loans of $1,000,000, $1,000,000 and $1,185,000 owing by the parent Company as at March 31, 2001. Included in the March 31, 2001 three-month period is $331,000 of ProShot interest expenses.

Extraordinary Loss on Extinguishment of Debt

In connection with the early extinguishment of a debt of $350,000, the Company recorded an extraordinary loss of $427,869 in the prior period based on the difference between the fair value of the common shares issued and the carrying value of the debt settled.

Liquidity And Capital Resources

At March 31, 2001 the Company had bank indebtedness of $118,261 compared to $77,910 at December 31, 2000 and cash of $19,907 and $530 respectively. At March 31, 2001 the working capital deficit was $5,490,772 and at December 31, 2000 $3,379,545.

Operating activities used cash of $657,073 and $1,173,845 for the three-month periods ended March 31, 2001 and 2000 respectively. Inforetech reduced its operating cash usage by $481,000 through the payment of some services with equity instruments and cost cutting measures such as the terminations in January. ProShot's operating activities generated $31,000 in cash. There was a $141,000 cash outflow relating to the build up of inventory in readiness for sales of the Inforemer hand-set.

Due to cash constraints investing activities were minimal. The cash cost in the period of acquiring ProShot was only $48,000 as the majority of the professional service fees relating to the acquisition remain in accounts payable and accrued liabilities. ProShot invested $121,000 in course equipment which was leased to customers on operating leases.

Financing for the period provided cash of $599,699 (2000: $1,485,770). The Company raised $100,000 of equity and $45,000 through the sale of warrants. The $100,000 equity proceeds were used to repay a $100,000 short-term loan. In February, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The loan matures on February 28, 2006 but can be extended, for a period of two years, upon the payment of a fee of $11,850. The loan proceeds are to be used as working capital. Net payments of $620,000 on lease contract obligations were made during the period.

On January 12, 2001, the Company acquired ProShot. The ability of ProShot to continue as a going concern is also in substantial doubt. ProShot's debts and borrowings are largely guaranteed through letters of credit by a group of major shareholders. On April 24, 2001, the Company signed a finance agreement with a number of its major shareholders [the "Guarantors"] to extend the guarantee of various loan facilities in return for shares and stock purchase warrants in the Company. The bank line of credit was extended from $3,526,000 to $4,500,000 until April 20, 2002. The guarantee of existing financing of $1,007,000 was extended to April 30, 2002, on the proviso that the $700,000 cost of goods financing included in this amount is reduced to $400,000 by no later than June 30, 2001. The $225,000 promissory note in favour of the Guarantors, plus accrued interest of $8,414, was converted at a rate of $0.20 per share into 1,167,070 shares of common stock of the Company.

Management's near term financing plans include:

     . Actively seeking, and negotiating with, potential joint venture partners in the Far East and Europe.

     . Negotiations with various intermediaries in respect of the refinancing of equipment leases held by third parties, and, the introduction of a new leasing program for the Company's products.

     . The pursuit of opportunities for a public or private equity offering and/or debt financing in the amount of $10,000,000 to $15,000,000.


The outcome of these efforts cannot be assured.

The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As of March 31, 2001 and the date of this report, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time unless additional financing is obtained. Accordingly, additional financing will be required as working capital to gear up production of the Inforemer and the three products in the ProShot product line. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's sales programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and seek protection under applicable bankruptcy laws.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Act of 1995:

This Quarterly Report on Form 10-QSB contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although the Company believes that the assumptions on which forward-looking statements are based are reasonable, and the forward-looking statements are within the definition of the Private Securities Litigation Reform Act of 1995, the forward-looking statements in this Quarterly Report on Form 10-QSB are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Recent Accounting Pronouncements:

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Implementation of these pronouncements did not impact the Company's results for the period or its balance sheet position as at March 31, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS




     On February 20, 2001, a creditor of the Company purchased 80,000 shares of class A common stock for an aggregate amount of $100,000. As at March 31, 2001 the stock had not been issued.

     On March 15, 2001, a group of the Company's major shareholders signed an agreement to extend the guarantee of a $258,000 Company debt to April 30, 2001. In payment they are to be issued with 100,000 shares of common stock.

     On April 24, 2001, the Company signed a finance agreement with a number of its major shareholders [the "Guarantors"] to extend the guarantee of various loan facilities in return for shares and stock purchase warrants in the Company. The principal terms of the agreement are: -

          . Collateralized by the letters of credit from the Guarantors, ProShot's existing bank line of credit was extended from $3,526,000 to $3,750,000 effective April 26, 2001. In payment, the Company shall issue the Guarantors with warrants to purchase 500,000 shares of common stock at $0.20 per share and expiring in 5 years time.

          . Collateralized by further letters of credit from the Guarantors, ProShot's bank line of credit was further extended to $4,500,000 until April 30, 2002. In payment, the Company shall issue the Guarantors with warrants to purchase a further 2,500,000 shares of common stock at $0.20 per share and expiring in 5 years time. The Company has indemnified the Guarantors for any losses or payments under the line of credit up to $1,000,000. The Company agrees to repay the term loan using a minimum of 5% of all operating revenue from all GPS course installations. All interest payments on the line of credit must be prepaid to the bank at least ninety days in advance. If the interest prepayments are not met then the Company shall issue the Guarantors with 100,000 shares of the Company for each month interest is not so prepaid.

          . The guarantee of existing financing of $1,007,000 will be extended to April 30, 2002, on the proviso that the $700,000 cost of goods financing included in this amount is reduced to $400,000 by no later than June 30, 2001. In payment, the Company shall issue the Guarantors with warrants to purchase a further 500,000 shares of common stock at $0.20 per share and expiring in 5 years time.

          . On April 24, 2001, a $225,000 promissory note in favour of the Guarantors, plus accrued interest of $8,414, was converted at a rate of $0.20 per share into 1,167,070 shares of common stock of the Company.

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

     A further 960,000 Class A Common Shares of Inforetech have been placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of ProShot's stockholders who provided Stockholder Guarantees. Commencing 90 days following the Closing Date, if the Stockholder Guarantees have not been released in full, one twelfth of the Guarantee Escrow Shares are to be released from escrow each month, or portion thereof, and delivered into a second escrow to be held pursuant to the terms of an escrow agreement among the Guarantors, until the Stockholder Guarantees have been released in full. In the event that any call is made on any of the Stockholder Guarantees after the Closing Date as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares are to be immediately released from escrow for the benefit of the guarantors. If none of the Stockholder Guarantees are called or the Stockholder Guarantees are released in full, the shares held in the second escrow shall be distributed to all of ProShot's stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the transaction. If the Guarantees are released any shares in the first escrow account that have not, at that time, been released into the second escrow account will be cancelled. The Company will record a cost of debt financing at the time each one twelfth of Guarantee Escrow Shares are released into the second escrow account.

     On January 27, 2001, the Company signed a contract with International Investor Relations Group, Inc. ("IIRG") for the provision of investor relation services. At the signing of the contract a payment of 70,000 shares of common stock was made to IIRG, by a Company shareholder, on its behalf. The Company intends to repay this shareholder by issuing 70,000 new shares of common stock.

     In February 2001, the Company sold a warrant to purchase 250,000 class A common shares in the Company for $45,000 cash. The warrant expires on August 7, 2002. The warrant exercise price is the lesser of $1.75 and 80% of the lowest closing bid price of the Company's common stock during the 30 trading days prior to exercise less $0.18.


     Effective March 1, 2001 ("Effective Date"), the Company signed a distribution agreement (the "Agreement") with ATECHS and Auto ID Tech Inc. (together "Atechs") for the exclusive distribution rights of the Company's golf products in South Korea. Upon signing the agreement Atechs paid an initial instalment of $70,000 and will pay three further instalments of $60,000 on June 30, September 30 and December 30 of 2001. Upon receipt of each instalment, the Company will issue Atechs with a common stock purchase warrant for the dollar amount received divided by the closing trading price of the Company's common stock on that day. The warrant exercise price will also be the closing trading price of the Company's common stock on the instalment date. The warrants will expire two years after their issuance date. Based the trading price on the initial instalment date of $0.72, Atechs will be issued with a warrant to purchase 97,222 shares of common stock.

     Any proceeds from the above transaction have been used for working capital.

     All securities issued were pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended either pursuant to Regulation D or Regulation S promulgated thereunder.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)    EXHIBITS

          None.

   (b)    REPORTS ON FORM 8-K



     The Company filed a Report on Form 8-K on January 29, 2001 with respect to the acquisition of ProShot Golf Inc. and on Form 8-K/A on April 19, 2001 filed the following Financial Statements with respect to the acquisition:


               Audited Financial Statements for ProShot Golf, Inc. as at and for the years ended December 31, 2000 and 1999.

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

                                             INFORETECH WIRELESS TECHNOLOGY INC.



By: /s/ Robert C. Silzer, Sr.                        Dated: May 21, 2001
    -------------------------------
    Robert C. Silzer, Sr.
    Chief Executive Officer


By: /s/ Robert C. Silzer, Jr.                        Dated: May 21, 2001
    -------------------------------
    Robert C. Silzer, Jr.
    President, Secretary, Treasurer


By: /s/ Jerry L. Smith                               Dated: May 21, 2001
    -------------------------------
    Jerry L. Smith
    Director