Form 10QSB
period 2001-06-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2001-10-09
CIK 29233

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

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

Yes   X      No ____
    -----

Registrant had 26,787,789 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of September 12, 2001.

Documents Incorporated by Reference (to the extent indicated herein):


INFORETECH WIRELESS TECHNOLOGY INC.


                                     INDEX


PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

            Consolidated Statements of Loss and Comprehensive Loss - Three Months and Six Months Ended June 30, 2001, and 2000.

            Consolidated Statement of Stockholders' Deficiency Six Months Ended June 30, 2001

            Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2001, and 2000.

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis or Plan of Operation


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities and Use of Proceeds

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Inforetech Wireless Technology Inc.
Consolidated balance sheets (unaudited)
[See note 2 - Going Concern]
June 30, 2001 and December 31, 2000

                                                                                           June 30,          December 31,
                                                                                            2001                2000
                                                                                              $                   $
ASSETS
Current
Cash                                                                                         16,653                 530
Accounts receivable, net of allowance for doubtful accounts                                   9,611              39,801
Investment tax credit receivable [note 6]                                                    26,878              26,676
Inventories [note 9]                                                                        281,686              44,998
Prepaid expenses and deposits                                                                54,634              74,293
Deferred finance costs [note 10]                                                            965,808                   -
Current portion of ProShot assets to be disposed of [note 4]                              2,386,161
-------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      3,741,431             186,298

Deferred acquisition costs [note 5]                                                               -             677,859
Property and equipment, net                                                                 263,330             304,574
Long term portion of ProShot assets to be disposed of [note 4]                            4,959,201                   -
-------------------------------------------------------------------------------------------------------------------------
                                                                                          8,963,962           1,168,731
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Bank indebtedness [notes 2 and 10]                                                           32,494              77,910
Accounts payable and accrued liabilities                                                  5,050,811           2,315,743
Current portion of lease obligations under capital leases                                     6,171               5,877
Loans payable                                                                                     -             100,000
Convertible loans [note 10]                                                                 100,000             100,000
Convertible loans, related parties [note 10]                                                285,254             285,254
Promissory notes payable, related parties [notes 10 and 14[a]]                            1,460,810             681,059
Current portion of ProShot liabilities [note 10]                                          6,670,183                   -
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                13,605,723           3,565,843

Long-Term Debt
Long term obligations under capital leases                                                   21,457              24,970
8% Series A convertible note - due August 4, 2003                                           737,644             589,632
8% Convertible debenture - due August 4, 2005                                               684,044             419,101
Loan - due February 28, 2006                                                              1,099,680                   -
Other notes payable, net of discount [note 10]                                            1,257,834                   -
Other long-term liabilities                                                                 366,464                   -
Long term portion of ProShot liabilities [note 10]                                        3,198,058                   -
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        20,970,904           4,599,546
=========================================================================================================================

Stockholders' deficiency
Class A common stock, $.001 par value
  Authorized: 100,000,000 Class A, voting, participating shares;
  Issued: 2001 - 23,113,821; 2000 - 11,298,745 [note 14[b]]                                  22,921              11,299
Class B common stock, $.001 par value
  Authorized: 10,000,000 Class B, voting, convertible, non-participating shares;
  Issued:  2001 - 100,000; 2000 - 7,002,030 [note 14[b]]                                        100               7,002
Class A stock to be issued: 2,265,047                                                         1,080                   -
Additional paid-in capital                                                               16,676,127          10,005,305
Accumulated deficit                                                                     (28,707,170)        (13,454,421)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                          (12,006,942)         (3,430,815)
-------------------------------------------------------------------------------------------------------------------------
                                                                                          8,963,962           1,168,731
=========================================================================================================================

See accompanying notes

Inforetech Wireless Technology Inc.
Consolidated statements of loss and comprehensive loss (unaudited) [See note 2 - Going Concern]
For the three months and six months ended June 30, 2001 and 2000

                                                               For the three months ended            For the six months ended
                                                            June 30, 2001     June 30, 2000       June 30, 2001      June 30, 2000
                                                                            (restated-note 7)                      (restated-note 7)
                                                                  $                  $                   $                  $
Revenue on ProShot products [note 4]                          1,065,153                              1,685,079                -

Cost of revenue of ProShot products, including
 depreciation and amortization [note 4]                        (563,545)                              (915,461)               -
                                                                    -                                      -                  -
------------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                501,608                                769,618                -
------------------------------------------------------------------------------------------------------------------------------------

Expenses
Administration                                                  697,272             562,066          1,688,019            973,091
Depreciation and amortization                                   462,183               7,355            928,981             27,909
Asset impairment [note 4]                                    10,029,367                             10,029,367
Sales and marketing [note 12]                                   302,177             115,112            801,763            220,608
Research and development [note 12]                              332,652           1,162,796            823,322          1,595,068
------------------------------------------------------------------------------------------------------------------------------------
                                                            (11,823,651)         (1,847,329)       (14,271,452)        (2,816,676)
                                                                    -                                      -                  -
Finance costs [notes 5, 10 and 12]                              609,992             299,481            994,238            302,778
Interest expense                                                359,566               7,629            756,677             10,129
Interest income                                                     -                  (566)               -               (3,010)

------------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary items                             (12,291,601)         (2,153,873)       (15,252,749)        (3,126,573)
                                                                    -                                      -                  -
Extraordinary loss on extinguishment of debt [note 10]              -                                      -             (427,869)

------------------------------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss                             (12,291,601)         (2,153,873)       (15,252,749)        (3,554,442)
======================================================================--------------------------------------------------------------

Loss per common share before
 extraordinary loss - basic and diluted                           (0.71)              (0.20)             (0.90)             (0.33)

Loss per common share after
 extraordinary loss - basic and diluted                           (0.71)              (0.20)             (0.90)             (0.38)

Weighted average number of common
 shares outstanding                                          17,218,181          10,924,687         16,896,756          9,369,162

See accompanying notes

Inforetech Wireless Technology Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (unaudited)
[See note 2 - Going Concern]
For the six months ended June 30, 2001

                                                         Class A              Class B
                                                         -------              -------
                                                       Common stock         Common stock     Additional                   Total
                                                       ------------         ------------
                                                      Number               Number              paid-in   Accumulated  stockholders'
                                           Note     of shares   Amount   of shares   Amount    capital     deficit     deficiency
                                           ----     ---------   ------   ---------   ------    -------     -------     ----------
Balance, December 31, 2000                          11,298,745  11,299   7,002,030    7,002  10,005,305  (13,454,421)   (3,430,815)
                                                                                              -
Acquisition of ProShot Golf Inc.             3       4,500,000   4,500                        4,495,500                  4,500,000
Stock options issued upon acquisition of
  ProShot Golf Inc.                          3                                                  275,000                    275,000
Stock options issued for services           13                                                   36,435                     36,435
Share purchase warrants issued              11[a]                                                45,000                     45,000
Share purchase warrants issued              12                                                   46,667                     46,667
Share purchase warrants issued              10                                                1,050,000                  1,050,000
Share purchase warrants issued              10                                                  175,000                    175,000
Share purchase warrants issued               5                                                   52,500                     52,500
Common stock to be issued to settle debt    11[b]      145,780     146                           34,854                     35,000
Common stock issued to settle debt          14[a]       73,546      74                           18,313                     18,387
Conversion of Class B shares to Class A
  shares                                    14[b]    7,095,750   6,902  (6,902,030)  (6,902)                                   -
Share purchase warrants cancelled           12                                                  (46,667)                   (46,667)
Loss for the six months ended June 30,
  2001                                                                                                   (15,252,749)  (15,252,749)
                                                                                                                               -
------------------------------------------------------------------------------------------------------------------------------------
Issued and outstanding June 30, 2001                23,113,821  22,921     100,000      100  16,187,907  (28,707,170)  (12,496,242)


Common stock to be issued in payment of
  services                                              70,000      70                          115,430                    115,500
Common stock to be issued for cash paid                 80,000      80                           99,920                    100,000
Common stock to be issued in payment for
  services                                             100,000     100                           39,900                     40,000
Common stock to be issued in payment for
  services                                   5         250,000     250                           59,750                     60,000
Common stock to be issued to service debt
  guarantee                                  3         160,000     160                           46,240                     46,400
Common stock to be issued in payment for
  services                                  11[f]       80,000      80                           23,920                     24,000
Common stock to be issued in payment for
  services                                  11[d]       40,000      40                           10,360                     10,400
Common stock to be issued to service debt
  guarantee                                 10         300,000     300                           92,700                     93,000

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                              24,193,821  24,001     100,000      100  16,676,127  (28,707,170)  (12,006,942)
====================================================================================================================================

See accompanying notes

Inforetech Wireless Technology Inc.
Consolidated statement of cash flows (unaudited)
[See note 2 - Going Concern]
For the six months ended June 30, 2001 and 2000

                                                                                   June 30, 2001      June 30, 2000
                                                                                                    (restated-note 7)
                                                                                          $                 $
 OPERATING ACTIVITIES

 Net loss                                                                           (15,252,749)        (3,527,766)
 Adjustment to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                   1,189,937             27,909
      Asset impairment                                                               10,029,367                 --
      Loss on removal of course equipment                                                90,121                 --
      Loss on disposal of furniture and equipment                                        35,313                 --
      Expenses paid by issuance of stock                                                115,500                 --
      Interest to be paid by issuance of stock                                          105,009                 --
      Compensation related to stock options                                              36,435            292,423
      Accretion of benefit related to convertible debt                                  309,425            300,000
      Accretion of finance costs related to warrants and options                        350,416                 --
      Amortization of finance costs                                                      83,285                 --
      Bad debt expense                                                                   43,142                 --
      Common stock issued in consideration of debt financing                             46,400                 --
      Extraordinary loss on settlement of debt                                               --            427,869
 Changes in operating assets and liabilities:
      Amounts receivable                                                                 55,368             19,726
      Investment in leases                                                              867,138                 --
      Prepaid expenses and deposits                                                      63,167            138,950
      Inventory                                                                               8            (72,629)
      Deposits                                                                          (17,047)                --
      Other assets                                                                         (119)                --
      Accounts payable and accrued liabilities                                          950,879            325,844
      Other long-term liabilities                                                        71,613                 --
------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                                      (827,392)        (2,067,674)
------------------------------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES                                                                        --                 --
 Purchase of property and equipment                                                     (30,127)           (79,827)
 Purchase of course equipment                                                          (121,069)                --
 Proceeds from disposal of furniture and equipment                                          670                 --
 Costs of acquisition of ProShot Golf, Inc.                                             (48,000)                --
 Cash acquired upon the acquisition of ProShot Golf, Inc.                               272,237                 --
------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                        73,711            (79,827)
------------------------------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Common stock issued for cash                                                           100,000          3,202,000
 Share purchase warrants issued for cash                                                 45,000                 --
 Principal payments under capital lease obligations                                      (3,219)                --
 Payments on lease contract obligations                                              (1,680,366)                --
 Borrowings on lease contract obligations                                               340,934                 --
 Loan proceeds                                                                        1,185,000            300,000
 Finder's fee                                                                           (47,400)                --
 Loan repayments                                                                       (100,000)        (1,500,000)
 Borrowings under (repayment of) bank indebtedness                                      929,855            212,580
 Borrowing on (repayment of) promissory notes                                                --            (62,865)
------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                   769,804          2,151,715
------------------------------------------------------------------------------------------------------------------

 INCREASE (DECREASE) IN CASH                                                             16,123              4,214

 CASH, BEGINNING OF PERIOD                                                                  530             (4,214)
------------------------------------------------------------------------------------------------------------------
 CASH, END OF PERIOD                                                                     16,653                 --
------------------------------------------------------------------------------------------------------------------

 NON-CASH FINANCING AND INVESTING ACTIVITIES

 Common stock issued on conversion of convertible notes                                      --            193,720
 Common stock issued to settle debt                                                     491,854            777,869
 Common stock issued for services                                                       209,970                 --
 Warrants issued for services                                                            52,500                 --
 Beneficial conversion features                                                         309,425            300,000
 Warrants issued in consideration of debt financing                                     390,416                 --
 Stock options issued in consideration of debt financing                                 11,400                 --
 Common stock issued upon purchase of ProShot Golf, Inc.                              4,500,000                 --
 Common stock issued in consideration of debt financing                                 139,400                 --
 Stock options issued upon purchase of ProShot Golf, Inc.                               275,000                 --

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

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

On January 12, 2001, the Company acquired all the outstanding share capital of ProShot Golf, Inc. ["ProShot"]. These financial statements include the results of ProShot from January 1, 2001 [see note 3].

However, on September 21, 2001, the Company agreed to transfer the right to sell off ProShot's assets to ProShot's bank to reduce its bank debt.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $28,707,170 at June 30, 2001 and, as of that date, a working capital deficiency of $9,864,292. The Company is currently in default of the line of credit as it is $27,906 in arrears on interest payments as at June 30, 2001. Furthermore, as at the date of this filing, the company had not paid the bank the line of credit arrangement fee of $15,000 and ProShot Golf Inc., the Company's subsidiary, is a party to various collection proceedings. In addition, as described in Note 4, the Company has received notices of default from the Guarantors of its bank debt and, on September 21, 2001, agreed to transfer all of the assets of ProShot to its bank for resale so that its bank debt and ultimately the obligation of its Guarantors may be reduced. The transfer of assets related only to the restructuring of the secured liabilities and do not effect any of the Proshot unsecured liabilities. All revenue earned by the Company was generated by the sale of ProShot products. With the transfer of the assets of ProShot, the Company's ability to earn revenue becomes dependant on commercialization of the Inforemer hand-set, developed by the Company's Inforetech Golf Technology 2000 Inc. subsidiary. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Lay-offs

On September 14, 2001, the Company decided to temporarily lay-off all the staff of one of its subsidiaries Inforetech Golf Technology 2000, Inc. If the Company is successful in its plans to obtain new financing in the near future, as discussed below, then it intends to re-call required staff.

Management's near term financing and debt re-structuring plans

Management's near term financing plans include:

     . The pursuit of opportunities for a public or private equity offering and/or debt financing in the amount of up to $5,000,000.

     . Restructuring of Company debt and accounts payable through the issuance of Class A common shares to certain lenders and vendors.

The outcome of these efforts cannot be assured.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. ACQUISITION OF PROSHOT GOLF, INC.

On November 7, 2000, the Company signed an agreement to purchase ProShot Golf, Inc. ["ProShot"]. On January 12, 2001 [the "Closing Date"], the transaction was consummated and the Company acquired all of the outstanding capital stock of ProShot. In consideration, the shareholders of ProShot received an aggregate of 4,500,000 shares of Class A Common Stock of the Company. Out of the 4,500,000 shares, 765,000 were placed in escrow in connection with the indemnification obligations of ProShot under the acquisition agreement. In addition, employees of ProShot received stock options of the Company in exchange for vested and unvested stock options of ProShot. The fair value of these stock options, calculated using the Black-Scholes option-pricing model as $275,000, has been included in the cost of acquiring ProShot.

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

As at June 30, 2001, these Stockholder Guarantees had not been released. Accordingly, during the period, the Company recorded costs of debt financing of $22,400 and $24,000 for the two tranches of 80,000 shares to be released on May 13, 2001 and June 13, 2001, when the Company's common stock closing trading prices were $0.28 and $0.30 respectively. Furthermore, as at the date of this filing the Guarantees had still not been released. Under the agreement, the Company is required to release three further tranches of 80,000 shares on July 13, August 13 and September 13, 2001. On September 21, 2001, the Company signed an asset transfer agreement with the Guarantors transferring the right to sell all of ProShot's assets to ProShot's bank so that the bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's bank debt, might be reduced

[see Note 2]. Given this, management believes it is probable that the bank guarantees will be called and the remaining 560,000 escrow shares will be released to the Guarantors.

ProShot, based in California, is a manufacturer of global positioning system-based distance measurement equipment for golf courses. The ProShot system is currently in use on courses throughout the United States, Canada, Europe, Asia and Australia.

For financial reporting purposes the acquisition has been accounted for as a purchase with ProShot's results of operations included in income from the date of acquisition.

Acquisition costs consist primarily of legal and investment banker fees.

Immediately after the acquisition seven ProShot employees were involuntarily terminated under a general staff streamlining program. The cost of these terminations has been included in the purchase price allocation below.

The excess of the purchase price and involuntary employee termination costs over the fair value of the assets and liabilities acquired of $9,240,416 has been recorded as goodwill and was to be amortized on a straight-line basis over 6 years.

                                                                     $
--------------------------------------------------------------------------------

Fair value assets and liabilities acquired
Cash                                                             272,237
Accounts receivable                                            5,619,910
Inventories                                                    1,513,222
Other assets                                                   1,433,887
Capital assets                                                 1,969,911
Revolving line of credit                                      (3,524,729)
Other long-term liabilities                                  (11,023,995)
--------------------------------------------------------------------------------
                                                              (3,739,557)
--------------------------------------------------------------------------------

Purchase price
Common stock issued at $1.00 per share                         4,500,000
Acquisition costs                                                677,859
Options issued                                                   275,000
Involuntary employee termination costs                            48,000
--------------------------------------------------------------------------------
                                                               5,500,859
--------------------------------------------------------------------------------
Goodwill                                                       9,240,416
================================================================================

4. TRANSFER OF PROSHOT ASSETS TO THE GUARANTORS AND RELATED ACCOUNTING IMPLICATIONS

Transfer of ProShot assets to Guarantors

On September 21, 2001, after receiving notices of defaults from the Guarantors in regard to the April 24, 2001 finance agreement (see Note 9), and the Company being unable to cure those defaults, the Company signed an asset transfer agreement with the Guarantors transferring the right to sell all of ProShot's assets to ProShot's bank so that the bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's bank debt, might be reduced.

The principal terms of the agreement are:

 .    The Company will transfer all of ProShot's assets to ProShot's bank. The proceeds from the subsequent sale of those assets will go to reduce ProShot's debt to the bank and hence the Guarantors obligation to the bank.

 .    The Guarantors may advance funds on their behalf and on behalf of the Bank for the specific purposes of protecting the value of the ProShot assets including funds to meet ProShot employee payroll. After August 31, 2001, the Company shall have no responsibility for advancing any further payroll and related expenses to ProShot or ProShot's employees.

 .    Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted are the obligation of the Company to indemnify the Guarantors for any losses or payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company director from his personal guarantee of one-sixth of the total of Letters of Credit outstanding in favor of The Associates and Trimble Navigation, Ltd. currently totaling $708,000. Upon such releases in the total amount of $1,118,000, the Company shall issue to the Guarantors, or their designees, 11,180,000 shares of Common Stock.

 .    The Guarantors agree to use their best efforts to obtain, from the Bank, a release of ProShot from its obligations to the Bank upon the transfer of title of all of ProShot's assets to the Bank.

 .    The Guarantors agree to use their best efforts to cause any party acquiring the former assets of ProShot to issue a license to the Company for use of the GAT patent (a current asset of ProShot) during the life of the GAT patent, on terms and conditions no less favorable than any other party to which such a license is issued.

As at the date of this filing, the Guarantors have taken control over the assets of ProShot. The assets, which have been effectively transferred to the Guarantors, have a carrying value of $7,362,015 (see table below). The liabilities of ProShot include a $4.5 million line of credit (note 10) and $2,170,183 of current lease obligations and $3,198,058 of long term lease obligations related to the net investment in lease receivables which will be transferred back to the guarantors. The remaining ProShot liabilities will not be transferred back to the guarantors. These amounts include accounts payable of $2,191,575, promissory notes payable of $549,456 and other long term liabilities of $366,464. The Company has not decided what course of action they will take to settle any remaining ProShot liabilities at the date of the filing.

The operations of ProShot contributed to the consolidated operations of Inforetech during the six months ended June 30, 2001 as follows.

                                                                       $
--------------------------------------------------------------------------------

Revenue                                                            1,685,079
Cost of sales                                                       (915,461)
Other expenses                                                    (3,172,750)
Asset impairment                                                 (10,029,367)
Finance and interest                                                (648,106)
--------------------------------------------------------------------------------
                                                                 (13,080,605)
--------------------------------------------------------------------------------

Asset impairment resulting from transfer of ProShot assets

As a result of the asset transfer discussed above, ProShot's assets no longer represent a future economic benefit to the Company from an operational perspective. The assets represent a future economic benefit only to the extent that they are able reduce ProShot's liabilities. This change in use has resulted in impairment in asset value and a corresponding writedown of $10,029,367. ProShot's assets have been reclassified as assets to be disposed of in order to accurately reflect the Company's intentions.

The following tables identify the Company's carrying value for ProShot's assets and unamortized goodwill, the related impairment, and the resulting book value of assets to be disposed of:

                                                                                         Assets to be
                                                        Original                         disposed of
                                                       Book value        Impairment       book value
                                                           $                  $                $
------------------------------------------------------------------------------------------------------
Current
Restricted cash                                          100,000                 -          100,000
Accounts receivable, net                                 237,914                 -          237,914
Current portion of net investment in leases            1,429,005                 -        1,429,005
Inventories                                            1,238,484           619,242          619,242
Prepaid expenses and deposits                             38,535            38,535                -
------------------------------------------------------------------------------------------------------
Total Current                                          3,043,938           657,777        2,386,161

Non-Current
Deposits                                                 508,836                 -          508,836
Net investment in leases                               3,017,330                 -        3,017,330
Course equipment on operating lease                    1,312,913                 -        1,312,913
Other assets                                             545,186           545,186                -
Property and equipment, net                              300,305           180,183          120,122
Goodwill                                               8,470,382         8,470,382                -
Patent, net                                              175,839           175,839                -
------------------------------------------------------------------------------------------------------
Total Non-Current                                     14,330,791         9,371,590        4,959,201

------------------------------------------------------------------------------------------------------
Total                                                 17,374,729        10,029,367        7,345,362
------------------------------------------------------------------------------------------------------

5. MERGER DISCUSSIONS

On June 7, 2001, the Company signed a Memorandum of Understanding to merge with ParView Inc. ["ParView"], a leading privately held company and manufacturer of golf course management systems using wireless communication and global positioning systems, based in Sarasota, Florida. Merger discussions effectively broke off when the Memorandum of Understanding expired on July 16, 2001.

On May 7, 2001, the Company engaged Delano Group Securities, LLC ["Delano"] to assist and advise on the merger with ParView Inc. and raising new capital for a merged entity. On July 9, 2001, the agreement dated May 7, 2001 was annulled and a new agreement was signed for similar services but modified terms of compensation and payment thereof. Under the new agreement, in payment for services rendered, the Company shall issue a non-refundable retainer of 250,000 common shares and warrants to purchase 250,000 common shares in the Company at $0.28 [as per the agreement, 110% of the average closing bid price for the five trading days immediately preceding the date of the agreement]. The warrants shall expire in five years time. The 250,000 shares were issued on July 11,2001. The fair value of the shares, based upon the trading price on the date of the agreement of $0.24, has been calculated as $60,000. The fair value of the warrants has been calculated, using the Black-Scholes model, as $52,500. Since Management believe that a merger with ParView is now unlikely, rather than being deferred as acquisition costs, the aggregate fair value of the shares and warrants of $112,500 was, in the three-month period ended June 30, 2001, expensed to finance costs.

In the unlikely event that the merger with ParView is consummated, the Company shall issue shares of common stock to Delano representing 2.5% of the issued and outstanding shares of common stock of the Company immediately following the merger, plus, $250,000 cash.

6.  ASSIGNMENT OF INVESTMENT TAX CREDIT RECEIVABLE TO A SUPPLIER

On June 15, 2001, a Company subsidiary, Inforetech Golf Technology 2000, Inc., assigned one of its suppliers the right to receive $12,648 Canadian dollars from the proceeds of its Canadian Government Scientific Research and Experimental Development tax credit for the period January 1, 2000 to February 2, 2000 accrued in investment tax credit receivable at June 30, 2001. This will settle the amount due to the supplier.

7.  RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for the quarter ended June 30, 2000, the Company identified accounting issues with respect to shares issued for services, private placement finder's fees, the early extinguishments of certain loans to the Company, share options issued to employees and consultants and a $300,000 convertible loan during the six months ended June 30, 2000. The cost of issuing shares for services of $69,000 was no longer required since the cost of those services has been recognised in the restated December 31, 1999 financial statements. Private placement finder's fees, previously expensed in the quarter ended March 31, 2000 are now recorded in additional paid in capital. In addition the following adjustments have been made: an extraordinary loss of $427,869 related to the extinguishments of certain loans for the three months ended March 31, 2000; the cost of issuing in-the-money stock options (options that had an exercise price less than the fair value of the stock on the granting date) of $263,642 during the three months ended June 30, 2000, the cost of issuing stock options to consultants for services was determined to be $6,057 rather than the previously recorded amount of $381,173 for the three months ended June 30, 2000; a beneficial conversion feature related to a convertible loan of $300,000 dated May 9, 2000, was reduced by $88,800 in the three months ended June 30, 2000. As a result, the Company has restated its financial statements for the three-month and six-month periods ended June 30, 2000. For the three-month and six-month periods ended June 30, 2000, the net effect of the above restatements, plus a number of immaterial adjustments not detailed, is to reduce the losses by $200,274 and $268,680 and to reduce the losses per common share from $0.22 to $0.20 and from $0.41 to $0.38 respectively.

8.  RECLASSIFICATION

Certain reclassifications of prior period balances have been made to conform to current period presentation.

9.  INVENTORIES

                                               June 30,      December 31,
                                                 2001           2000
                                                  $              $
----------------------------------------------------------------------------

Raw material parts                             281,686         44,998
Work-in-progress course installations                -              -
----------------------------------------------------------------------------
                                               281,686         44,998
----------------------------------------------------------------------------

See note 4 for ProShot inventory impairment.

10. DEBT

The Company and its subsidiaries have significant debt liabilities as at June 30, 2001 as shown below. Included in accounts payable is $2,191,575 of ProShot accounts payable. All $366,454 of other long-term liabilities pertains to ProShot.

Inforetech Wireless Technology, Inc. and Inforetech Golf Technology 2000, Inc. debt

                                                               June 30,     December 31,
                                                                 2001          2000
                                                                  $             $
------------------------------------------------------------------------------------------
Bank indebtedness [a]                                            32,494         77,910
Loans payable [b]                                                     -        100,000
Convertible loans                                               100,000        100,000
Convertible loans, related party                                285,254        285,254
Promissory notes payable, related parties [c]                   674,345        681,059
8% Series A convertible note - due August 4, 2003 [d]           737,644        589,632
8% Convertible debenture - due August 4, 2005 [d]               684,044        419,101
Loan due February 28, 2006 [e]                                1,099,680              -
------------------------------------------------------------------------------------------
                                                              3,613,461      2,252,956

[a] During the six months ended June 30, 2001, the Company repaid $45,416 of this bank overdraft account.

[b] During the six months ended June 30, 2001, the Company repaid the $100,000 loan.

[c] The loan amount has changed as one of the notes payable is denominated in Canadian dollars.

[d] These two notes are accreting towards their face value as they were issued at a discount; they contained a beneficial conversion feature and there were also financing costs related to the notes.

[e] In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The interest is payable semi-annually with the first payment due August 1, 2001. The Company did not make this payment. The loan matures on February 28, 2006 but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company. These shares were loaned to the Company by a number of its shareholders. A finder's fee of $47,400, in respect of this loan, was deducted from the initial amount paid over to the Company. A further finder's fee of $47,400 is payable to a third party and has not yet been paid at the time of this filing.

ProShot - debt associated with assets to be transferred

                                                               June 30,    December 31,
                                                                2001          2000
                                                                  $            $
-----------------------------------------------------------------------------------------
Current portion of lease contract obligations [f]             2,170,183            -
Bank loan [g]                                                 4,500,000            -
-----------------------------------------------------------------------------------------
Current portion of ProShot Liabilities                        6,670,183            -

Long term portion of lease contract obligations [f]           3,198,058            -
-----------------------------------------------------------------------------------------

[f] Lease contract obligations are due to various financial institutions, and bear interest at various fixed rates ranging from 9.0% to 17.0%. The obligations are collateralized by specific course equipment on lease, net investment in leases, and letters of credit in the amount of $749,000 , which is personally guaranteed by certain shareholders of the Company ("the Guarantors").

[g] Proshot had entered into a revolving line of credit agreement with a bank which provides borrowings of up to $4,500,000 at June 30,2000. Upon the acquisition of ProShot, the line of credit was for $3,526,000. The revolving line of credit is collateralized by substantially all of the Company's assets, other than lease contract receivables, which secure lease contract obligations, and is guaranteed by certain shareholders of the Company. The revolving line of credit bears interest at prime rate and initially expired on May 30, 2001.

Other ProShot debt

                                                                June 30,      December 31,
                                                                  2001           2000
                                                                   $               $
----------------------------------------------------------------------------------------------
Promissory notes payable, related party - Trimble (h)            258,000                -
Promissory notes payable, related party - Mackenzie (i)          291,456                -
Promissory notes payable, related party - other (j)              237,009                -
Other notes payable, net of discount (k)                       1,257,834                -
----------------------------------------------------------------------------------------------
                                                               2,044,299                -

[h] Notes payable to a shareholder and ProShot vendor, net of discount, bearing interest at 6% (effective rate at 10%), collateralized by a bank standby letter of credit.

[i] Subordinated, unsecured note payable to a shareholder bearing interest at 12%.

[j] On December 15, 2000, ProShot received a $225,000 cash loan, in conjunction with a promissory note in favour of certain of the Company's principal shareholders (the "note holders"). The note provides for interest at 10.5% per annum. The loan is collateralized by Company equipment at certain customer golf courses (the "collateral courses") and leases in respect of contracts with collateral courses which are not otherwise subject to claim [see note 9 f]

[k] Subordinated, convertible unsecured note payable to a professional corporation whose partner was a member of the original ProShot Board of Directors for part of 1999, net of discount, bearing interest at 6% (effective rate at 10%). Principal and interest payable in total on January 26, 2004. The note is convertible into common stock at the option of the holder at $6.67 per share.

Changes to the terms and conditions of certain ProShot debt

On April 24, 2001, the Company signed a finance agreement with a number of its major shareholders [the "Guarantors"] to extend the guarantee of various loan facilities in return for shares and stock purchase warrants in the Company. The principal terms of the agreement were:

 .    Collateralized by the letters of credit from the Guarantors, ProShot's existing bank line of credit was extended from $3,526,000 to $3,750,000 effective April 26, 2001 (see 9[g] above) . In consideration, the Company shall issue the Guarantors warrants to purchase 500,000 shares of common stock of the Company. Collateralized by further letters of credit from the Guarantors, ProShot's bank line of credit was further extended to $4,500,000. Once the full $4,500,000 line of credit has been drawn down, the balance will be converted to a term loan maturing April 30, 2002. In payment, the Company shall issue the Guarantors with warrants to purchase a further 2,500,000 shares of common stock of the Company. For all 3,000,000 warrants, the exercise price is $0.20 per share and they expire in five years time. The fair value of the 3,000,000 warrants has been calculated using, the Black-Scholes model, as $1,050,000 and has been debited to deferred financing costs. The deferred amount is being amortized, on a straight-line basis, from April 26, 2001 to April 30, 2002. The amortization for the three-month period ended June 30, 2001 was $175,000. The 3,500,000 warrants were issued on July 11, 2001.

     Interest on the line of credit is at prime plus 1%. The effective interest rate, including the amortization of the fair value of the 2,500,000 warrants, is prime plus 24.3%. Under the agreement, if interest prepayments on the line of credit are not sufficient to cover the next 90 days of interest charges, then the Company shall issue the Guarantors with 100,000 shares, of the Company, for each month interest is not so prepaid. For the months of April, May and June 2001, the interest prepayments were not made, therefore, on July 11, 2001, the Company issued 300,000 shares as a penalty payment. A finance cost of $93,000, based on the Company's common stock closing trading price at the end of the three months for which a penalty is payable, has been recorded as at June 30, 2001, as common stock to be issued. As at July 31, 2001 and August 31, 2001, the interest on the line of credit had not been prepaid as required under the agreement. The Company will need to make two further 100,000 share penalty payments in respect of these months.

     The Company has indemnified the Guarantors for any losses or payments under the line of credit up to $1,000,000. The Company agrees to repay the term loan using a minimum of 5% of all operating revenue from all GPS course installations (see note 4).

 .    The guarantee of existing financing of $1,007,000, which consists of
     $749,000 cost of goods financing (see Note 9[f] above) and a $258,000 note (see Note 9[h] above), is extended to April 30, 2002, on the proviso that the cost of goods financing was reduced to $400,000 by no later than June 30, 2001. In consideration, the Company shall issue the Guarantors with warrants to purchase a further 500,000 shares of common stock of the Company. The exercise price is $0.20 per share and expire in five years time. The fair value of the warrants has been calculated using, the Black-Scholes model, as $175,000 and has been recorded as deferred financing costs. The deferred amount has been allocated, pro-rata to the debt outstanding upon signing the agreement. The deferred amount relating to the $349,000 portion of the cost of goods financing was amortized, on a straight-line basis, from April 26, 2001 to June 30, 2001. The remaining deferred amount is being amortized, on a straight-line basis, from April 26, 2001 to April 30, 2002. The charge for the three-month period ended June 30, 2001 was $84,192. Interest on the cost of goods financing is between 13.5% and 15%. The effective rate of interest on the cost of goods financing, including the amortization of the fair value of the warrants, is between 61.5% and 63%. Interest on the $258,000 note is 6%. The effective rate of interest on the note, including the amortization of the fair value of the warrants and other financing costs, is 36%.

     Subsequent to the April 24, 2001 agreement, the guarantors agreed to increase and extend the letter of credit guaranteeing the cost of goods financing to a new limit of $450,000 with the later expiry date of June 30, 2002. As at June 30, 2001, the Company was in default of the cost of goods financing agreement as the balance, at that time, was $658,884. As at the date of this filing, the Company remains in default of this line of credit.

 .    To convert a $225,000 promissory note payable to certain of the Guarantors
     (see Note 9 j above) , plus accrued interest into common stock of the Company at $0.20 per share. On June 15, 2001, the Company's lawyers were instructed to issue 1,185,047 conversion shares based upon the principal amount of $225,000 and the accrued interest, to that date, of $12,009. The shares were issued on July 11, 2001. The fair value of the shares issued in settlement of the debt and interest, based on the Company's common stock closing trading price on April 24, 2001 of $0.37, was $438,467.

 .    The Company shall assign to the Guarantors, for security purposes only, a collateral pool of unfinanced installed courses, the net present value of which is equal to or greater than the sum of the outstanding letters of credit plus $1,000,000. To the date of this filing the Company has not been able to provide a collateral pool and is therefore in default of the agreement.

11. STOCKHOLDERS' EQUITY

[a] In February 2001, the Company sold a warrant to purchase 250,000 class A common shares in the Company for $45,000 cash. The warrant expires on August 7, 2002. The warrant exercise price is the lesser of $1.75 and 80% of the lowest closing bid price of the Company's common stock during the 30 trading days prior to exercise less $0.18.

[b] On May 14, 2001, based upon the Company's closing trading price of $0.24, the Company issued 145,780 shares of common stock to settle a prior year account payable of $35,000 due to a consultant.

[c] On June 26, 2001, the Company signed a two-month consulting agreement for the provision of investor relations and corporate financing services with World of Investment GmbH. In payment, the Company is to issue 80,000 common shares in the Company. In addition, the Company will pay World of Investment GmbH 5% of any funds raised and 3% of any credit line arranged through them. The fair value of the shares to be issued, based upon the Company's common stock closing trading price on the contract date of $0.30, is

     $24,000. The amount has been included in prepaid expenses and deposits and will be amortized over the two-month term of the contract. The 80,000 common shares were issued on July 30, 2001.

[d] On June 29, 2001, the Company signed a two-month consulting agreement for the provision of investor relations services with Platinum Investment Services Ltd. In payment, the Company is to issue 40,000 common shares in the Company. The fair value of the shares to be issued, based upon the Company's common stock closing trading price on the contract date of $0.26, is $10,400. The amount has been included in prepaid expenses and deposits and will be amortized over the two-month term of the contract. The 40,000 common shares were issued on July 30, 2001.

[e] Between July 23, 2001 and August 27, 2001, Augustine Funds, L.P. converted a total of $196,008 of its Series A 8% convertible note due from the Company into 1,540,204 common shares in the Company. The conversion prices, ranging from $0.125 to $0.175 per share, were calculated, in accordance with the terms of the note as amended on February 20, 2001, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. The shares were issued between July 30, 2001 and August 28, 2001.

[f] On September 4, 2001, Sharr Fund Ltd. Converted $10,000 of its Series A 8% convertible debenture due from the Company into 98,717 common shares in the Company. The conversion price of $0.1013 per share was calculated, in accordance with the terms of the debenture, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. The shares were issued on September 5, 2001.

12. STOCK PURCHASE WARRANTS

At June 30, 2001, Class A stock purchase warrants were outstanding as follows:

 Number of Class A             Exercise price                Month
  shares issuable                     $                    of expiry
--------------------------------------------------------------------------------

        40,000                      6.25                 August 2001
       200,000                      2.00                 September 2001
       120,000                      2.00                 October 2001
       730,000                      2.00                 December 2001
       174,000                      2.00                 January 2002
       250,000                 see [a] below             August 2002
       100,000                      2.00                 September 2002
        62,500                      4.00                 September 2002
       227,320                      6.34                 May 23, 2003
       100,000                      6.25                 August 2005
       100,000                      6.25                 August 2005
     3,500,000                      0.20                 April 2006

--------------------------------------------------------------------------------
     5,603,820
================================================================================

[a] Exercise price is the lesser of $1.75 and 80% of the lowest closing bid price of the Company's common stock during the 30 trading days prior to exercise less $0.18.

Warrants issued, exercised, cancelled and expired in the period

During the period, warrants to purchase 3,500,000 shares of the Company's common stock at $0.20 were issued to the Guarantors [see note 10].

No warrants were exercised during the period.

On June 27, 2001, the exclusive distribution rights agreement for the company's golf products in South Korea with Atechs was cancelled. No courses were installed under the agreement. The Company will pay back the initial instalment of $70,000 received in March 2001 and the warrant to purchase 97,222 shares of common stock will not be issued. The $46,667 credit to additional paid in capital and $23,333 credit to revenue recorded in the three month period to March 31, 2001 have been reversed in the three month period to June 30, 2001.

225,000 warrants expired during the period.


13. STOCK OPTIONS

Stock option activity under the stock option plan is as follows:

                                                                    Weighted-
                                                                     average
                                           Number of                exercise
                                    Class A Shares Issuable           price
                                               #                        $
--------------------------------------------------------------------------------

Balance, December 31, 2000                2,242,500                   2.03
Granted                                   3,557,152                   3.39
Forfeited                                  (188,357)                  6.19
--------------------------------------------------------------------------------
Balance, June 30, 2001                    5,611,295                   2.75
--------------------------------------------------------------------------------

During the six-month period to June 30, 2001, the Company issued 240,000 stock options to consultants for services at $0.20 per option, resulting in a finance cost of $11,400 and sales and marketing expense of $23,907 being recorded in the financial statements. Stock based compensation expense from options issued in prior periods resulted in a research and development expense of $564 and $1,128 being recorded in the three month period and six month periods respectively. All stock option fair values are calculated using the Black-Scholes model.

14. RELATED PARTY TRANSACTIONS

In addition to the related party items discussed in notes 3, 4, 10, 11 and 13, the following are related party transactions occurring in the six month period ended June 30, 2001:

[a]  Common stock issued to settle debt

     Effective May 9, 2001, a consultant related to a Company director exchanged the $18,387 debt payable to him by the Company for 73,546 shares of common stock in the Company. The exchange ratio was based upon the May 9,2001 closing common stock trading price of $0.25.

[b]  Conversion of Class B shares

     On May 14, 2001, two Company directors, and several persons related thereto, converted 7,095,750 Class B Special Voting Non-equity Stock to 7,095,750 Class A common shares in the Company as permitted under the Company's articles of incorporation. However, subsequent to the period end, it was discovered that 193,720 of these Class B Special Voting Non-equity Stocks had already been converted to 193,720 Class A common shares in a prior period. Therefore, 193,720 of the Class A shares issued upon conversion on May 14, 2001, will be cancelled. Upon cancellation, the number of Class A common shares in issuance will be reduced by 193,720. The number of Class B shares in issuance is correctly stated at June 30, 2001, as 100,000 and will not be adjusted upon the cancellation of the Class A common shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

The Company applies global positioning satellites (GPS), radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the Inforemer, is the first patented sophisticated communications network that utilizes advanced Internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. At present, the Inforemer is installed at two locations on a pay-for-play basis. The Company has not earned any revenue from the Informer. The Company's mission is to maintain a leadership position as an international supplier of GPS Golf wireless products and become the leader in hand-held portable recreational devices (PRDs) for applications worldwide.

The ProShot Golf Networks division was established in January 2001 when the Company completed the acquisition of Proshot Golf, Inc. ("ProShot"), a leading provider of cart-based GPS distance measurement systems to the golf market.

On September 21, 2001, after receiving notices of defaults from the Guarantors of ProShot in regard to the April 24, 2001 finance agreement, and the Company being unable to cure those defaults, the Company signed an asset transfer agreement with the Guarantors transferring the right to sell all of ProShot's assets to ProShot's bank so that the bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's bank debt, might be reduced.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $28,707,170 at June 30, 2001 and, as of that date, a working capital deficiency of $9,864,292. The Company is currently in default of the line of credit as it is $27,906 in arrears on interest payments as at June 30, 2001. Furthermore, as at the date of this filing, the company had not paid the bank the line of credit arrangement fee of $15,000 and ProShot Golf Inc., the Company's subsidiary, is a party to various collection proceedings. In addition, as described in Note 4, the Company has received notices of default from the Guarantors of its bank debt and, on September 21, 2001, agreed to transfer all of the assets of ProShot to its bank for resale so that its bank debt and ultimately the obligation of its Guarantors may be reduced. The transfer of assets related only to the restructuring of the secured liabilities and do not effect any of the Proshot unsecured liabilities All revenue earned by the Company was generated by the sale of ProShot products. With the transfer of the assets of ProShot, the Company's ability to earn revenue becomes dependant on commercialization of the Inforemer hand-set, developed by the Company's Inforetech Golf Technology 2000 Inc. subsidiary. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Results of Operations

Three-month and six-month period ended June 30, 2001 compared to the three-month and six-month periods ended June 30, 2000

Revenue and cost of revenue

Due to cash constraints the Company was unable to meet all sales orders in the six-month period. The Company did not have any sales revenue in 2000 as it was still in its development stages. Sales-type leases generated 44% and 37% and operating leases 24% and 26% of total revenue for the three and six-month periods ended June 30, 2001 respectively. The remaining revenue was earned through interest charges on sales-type leases and maintenance fees charged to the majority of installed courses. Gross profit margins of 47% and 46% for the 3m and 6m were significantly improved over ProShot's gross profit margins for the same periods in 2000 of 36% and 37%. This was due to a shift in sales mix to more operating leases, which generate a high gross profit margin. All revenue was generated by ProShot and will no longer be available to the Company.

Administration Expenses

For the first six months, administration expenses of $1,688,020 were $714,929, or 73% higher than the same period in 2000. Included in the June 30, 2001 six-month period is $926,000 of ProShot administration expenses. This represents a $427,000 drop in administration expenses for ProShot over their period to June 30, 2000. The principal factors in this cost saving were the resignation of ProShot's Chief Financial Officer in October 2000 and Chief Executive Officer in January 2001 and a number of staff cuts since ProShot was acquired in January 2001. ProShot's course equipment installation and maintenance costs in the recent six-month period were $105,000 lower due, again, to staff cuts as a response to lower sale volumes. The administration expenses of the Company excluding ProShot have been reduced by $211,000 for the six-month period. This is primarily as a result of lower legal fees. Significant legal fees were incurred in the first six months of 2000 in relation to the Company's refinancing and reverse acquisition. Furthermore, any legal fees incurred in the current year in relation to the acquisition of ProShot were included in the cost of acquisition.

Administration expenses increased 24% in the second quarter of 2001 to $697,272, up $135,206 from the same period last year. This is increase is relatively small given the acquisition of ProShot and the additional administrative overheads this brings. The reasons as outlined above in the six-month period discussion explain this relatively small increase only the staff cuts had a more significant impact in the second quarter.

Depreciation and amortization

Depreciation and amortization expense includes amortization of the goodwill arising upon the acquisition of ProShot at the beginning of the year of $385,000 and $770,000 for the three and six-month periods ended June 30, 2001 respectively. Amortization of ProShot's property and equipment commencing with the acquisition at the start of the year largely accounts for the remainder of the increase in depreciation and amortization expense in 2001 as compared to 2000. Note that course equipment depreciation of $188,000 for the first six months, and, $88,000 for the second quarter, is included in cost of revenues.

Asset impairment resulting from transfer of certain ProShot assets

The following table summarises assets which the Company considers to be impaired as at June 30, 2001, as a result of the decision to transfer certain ProShot assets to ProShot's bank as discussed below:

                           Pre-impairment                   Post-impairment
                              Book value     Impairment        book value
-------------------------------------------------------------------------------

                                             $             $              $
--------------------------------------------------------------------------------

Inventories                             1,520,170        619,242       900,928
Prepaid expenses and deposits              93,169         38,535        54,634
Other assets                              545,186        545,186             -
Property and equipment, net               563,635        180,183       383,452
Patent, net                               175,839        175,839             -
Goodwill, net                           8,470,382      8,470,382             -

--------------------------------------------------------------------------------
                                       11,368,381     10,029,367     1,339,014
--------------------------------------------------------------------------------

Sales & Marketing

Sales and marketing costs increased 163% in the second quarter of 2001 to $302,177, up $187,065 from the same period last year. For the first six months, sales and marketing costs of $801,763 were $581,155, or 263% higher than the same period in 2000. With the Inforemer handset ready for full commercialization, the Company invested $180,000 in the industry's biggest trade show of the year in Orlando in January. This compares to $50,000 spent on the 2000 show. Included in the June 30, 2001 six-month period are ProShot's sales and marketing expenses of $373,000 (three-month period: $198,000). This represents a $222,000 fall over ProShot's period to June 30, 2000 ($119,000 fall compared to period to March 31, 2000).

Research and Development

Research and development costs fell 71% in the second quarter of 2001 to $332,652, down $830,144 from the second quarter of 2000. For the first six months, research and development costs of $823,322 were $771,746, or 48% lower than the same period in 2000. Early in 2001, Management enacted a decision to minimize research and development costs and to concentrate resources in the sale and marketing of existing products.

Finance Costs

Finance costs increased by $310,511 over the second quarter of 2000. For the first six months, finance costs of $994,238 were $691,460 higher than the same period in 2000. For the first six months of 2001, approximately $407,000 (first three months of 2001: $52,000) of these expenses relate to the non-cash amortized cost of the beneficial conversion features and warrants attached to two of the Company's loans. The large part of the remainder relates to non-cash amortized cost of warrants and shares issued to a group of the Companies major shareholders to extend their guarantee of the Company's bank line of credit, its cost of goods financing line and a $258,000 note payable. A further $112,500 relates to shares and warrants issued to the Company's investment bankers in payment of merger negotiation which is discussed below.

Interest Expense

Interest expense increased $351,937 in the second quarter of 2001 from $7,629 in the second quarter of 2000. For the first six months, interest expenses of $756,677 were $746,548, higher than the same period in 2000. Approximately $118,000 (first three months of 2001: $64,000) of this increase relates to loans of $1,000,000, $1,000,000 and $1,185,000 owing by the parent Company as at June 30, 2001. Included in the June 30, 2001 six-month period is approximately $343,000 and $296,000 (three-month period: $163,000 and $168,000) of ProShot interest expenses relating to course debt financing and the bank line of credit respectively.

Extraordinary Loss on Extinguishment of Debt

The extraordinary losses on extinguishments of debt relate to the excess of the fair value of the common shares issued or issuable and the carrying value of the debt settled.

Liquidity And Capital Resources

At June 30, 2001 the Company had bank indebtedness of $32,494 compared to $77,910 at December 31, 2000 and cash of $16,653 and $530 respectively. At June 30, 2001 the working capital deficiency was $9,864,292 and at December 31, 2000 $3,379,545.

Operating activities used cash of $827,393 and $2,067,674 for the six-month periods ended June 30, 2001 and 2000 respectively. Inforetech reduced its operating cash usage by $1,240,281 by paying for some services and interest with equity instruments, cost cutting measures such as the terminations and extending accounts payable.

Due to cash constraints investing activities were minimal. The cash cost in the period of acquiring ProShot was only $48,000 as the majority of the professional service fees relating to the acquisition remain in accounts payable and accrued liabilities. ProShot invested $121,000 in course equipment which was leased to customers on operating leases.

Financing for the six month period provided cash of $769,804 (2000: $2,151,715). The Company raised $100,000 of equity and $45,000 through the sale of warrants. The $100,000 equity proceeds were used to repay a $100,000 short-term loan. In February, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The loan matures on February 28, 2006 but can be extended, for a period of two years, upon the payment of a fee of $11,850. The loan proceeds are to be used as working capital. Net payments of $1,339,000 on lease contract obligations were made during the period. The Company borrowed a further $929,855 of bank debt, principally under its bank line of credit.

On January 12, 2001, the Company acquired ProShot. On September 21, 2001, after receiving notices of defaults from the Guarantors in regard to the April 24, 2001 finance agreement, and the Company being unable to cure those defaults, the Company signed an asset transfer agreement with the Guarantors transferring the right to sell all of ProShot's assets to ProShot's bank so that the bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's bank debt, might be reduced.

ProShot's debts and borrowings are largely guaranteed through letters of credit by a group of major shareholders. On April 24, 2001, the Company signed a finance agreement with a number of its major shareholders [the "Guarantors"] to extend the guarantee of various loan facilities in return for shares and stock purchase warrants in the Company. The bank line of credit was extended from $3,526,000 to $4,500,000 until April 20, 2002. The guarantee of existing financing of $1,007,000 was extended to April 30, 2002, on the proviso that the $700,000 cost of goods financing included in this amount is reduced to $400,000 by no later than June 30, 2001 (this was later extended to $450,000 with an expiry of June 30, 2002). The $225,000 promissory note in favour of the Guarantors, plus accrued interest of $12,009, was converted at a rate of $0.20 per share into 1,185,047 shares of common stock of the Company. The ability of ProShot to continue as a going concern is in substantial doubt and ProShot will probably be considering restructuring alternatives in the future.

On September 21, 2001, after receiving notices of defaults from the Guarantors in regard to the April 24, 2001 finance agreement, and the Company being unable to cure those defaults, the Company signed an asset transfer agreement with the Guarantors transferring the right to sell all of ProShot's assets to ProShot's bank so that the bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's bank debt, might be reduced.

The principal terms of the agreement are:

     . The Company will transfer all of ProShot's assets to ProShot's bank. The proceeds from the subsequent sale of those assets will go to reduce ProShot's debt to the bank and hence the Guarantors obligation to the bank.

     . The Guarantors may advance funds on their behalf and on behalf of the Bank for the specific purposes of protecting the value of the ProShot assets including funds to meet ProShot employee payroll. After August 31, 2001, the Company shall have no responsibility for advancing any further payroll and related expenses to ProShot or ProShot's employees.

     . Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted are the obligation of the Company to indemnify the Guarantors for any losses or payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company director from his personal guarantee of one-sixth of the total of Letters of Credit outstanding in favor of The Associates and Trimble Navigation, Ltd. currently totaling $708,000. Upon such releases in the total amount of $1,118,000, the Company shall issue to the Guarantors, or their designees, 11,180,000 shares of Common Stock.

     . The Guarantors agree to use their best efforts to obtain, from the Bank, a release of ProShot from its obligations to the Bank upon the transfer of title of all of ProShot's assets to the Bank.

     . The Guarantors agree to use their best efforts to cause any party acquiring the former assets of ProShot to issue a license to the Company for use of the GAT patent (a current asset of ProShot) during the life of the GAT patent, on terms and conditions no less favorable than any other party to which such a license is issued.

The transfer of assets relate only to the restructuring of the secured liabilities and do not effect any of the Proshot unsecured liabilities. All revenue earned by the Company to date was generated through ProShot. The Company's ability to earn revenue after the sale of ProShot's assets depends upon sales of the Inforemer hand-set, a product of the Company's Inforetech Golf Technology 2000 Inc. subsidiary.

Aggregate expenses, excluding the $10,029,367 impairment of assets charge, of $724,041 and $1,706,750, included in the three months and six month periods ended June 30, 2001 respectively, relate to the operations of ProShot. The Company will cease to incur expenses related to ProShot's operations from September 18, 2001, the date of transfer of ProShot's assets to ProShot's Bank as outlined above.

Management's near term financing plans include:

     . The pursuit of opportunities for a public or private equity offering and/or debt financing in the amount of up to $5,000,000.

     . Restructuring of Company debt and accounts payable through the issuance of Class A common shares to certain lenders and vendors.

The outcome of these efforts cannot be assured.

The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As at June 30, 2001 and the date of this report, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time unless additional financing is obtained. Accordingly, additional financing will be required to gear up production. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and seek protection under applicable bankruptcy laws.

Merger discussions

On June 7, 2001, the Company signed a Memorandum of Understanding to merge with ParView Inc. ["ParView"], a leading privately held company and manufacturer of golf course management systems using wireless communication and global positioning systems, based in Sarasota, Florida. Merger discussions effectively broke off when the Memorandum of Understanding expired on July 16, 2001.

Lay-offs

On September 14, 2001, the Company decided to temporarily lay-off all the staff of one of its subsidiaries, Inforetech Golf Technology 2000, Inc. If the Company is successful in its plans to obtain new financing in the near future, as discussed below, then it intends to re-call all these staff.

Summary of business strategy

The Company believes that if it can restructure the Company's remaining debt and raise additional working capital, then it will be in a position to complete the development of its hand held product, the Inforemer, The Company plans to sell the Inforemer into, primarily, the US and European markets.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ProShot Golf Inc. the Company's inactive subsidiary is a party to various collection proceedings. The Company believes that it has no responsibility in the event that any judgments are obtained arising from such litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In accordance with the agreement to acquire Proshot Golf, Inc. on January 12, 2001, 960,000 Class A Common Shares of Inforetech have been placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of ProShot's stockholders who provided Stockholder Guarantees. Commencing 90 days following the Closing Date, if the Stockholder Guarantees have not been released in full, one twelfth of the Guarantee Escrow Shares are to be released from escrow each month, or portion thereof, and delivered into a second escrow to be held pursuant to the terms of an escrow agreement among the Guarantors, until the Stockholder Guarantees have been released in full. In the event that any call is made on any of the Stockholder Guarantees after the Closing Date as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares are to be immediately released from escrow for the benefit of the guarantors. If none of the Stockholder Guarantees are called or the Stockholder Guarantees are released in full, the shares held in the second escrow shall be distributed to all of ProShot's stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the transaction. If the Guarantees are released any shares in the first escrow account that have not, at that time, been released into the second escrow account will be cancelled.

As at the date of filing these Stockholder Guarantees had not been released. Accordingly, the Company must release 80,000 shares for each of the months of May 2001 through to September 2001, an aggregate of 400,000 shares. On September 18, 2001, the Company signed an asset transfer agreement with the Guarantors transferring the right to sell all of ProShot's assets to ProShot's bank so that the bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's bank debt, might be reduced. Given this, management believes it is probable that the bank guarantees will be called and the remaining 560,000 escrow shares will be released to the Guarantors.

On February 20, 2001, a creditor of the Company purchased 80,000 shares of class A common stock for an aggregate amount of $100,000. These shares were issued on July 30, 2001.

On March 15, 2001, a group of the Company's major shareholders signed an agreement to extend the guarantee of a $258,000 Company debt to April 30, 2001. In payment 100,000 shares of common stock were issued on July 11, 2001.

Under an agreement with the Guarantors dated April 24, 2001, if interest prepayments on ProShot's bank line of credit are not sufficient to cover the next 90 days of interest charges, then the Company shall issue the Guarantors with 100,000 shares, of the Company, for each month interest is not so prepaid.

For the months of April, May and June 2001, the interest prepayments were not made, therefore, on July 11, 2001, the Company issued 300,000 shares as a penalty payment. As at July 31, 2001 and August 31, 2001, the interest on the line of credit had not been prepaid as required under the agreement. The Company will need to make two further 100,000 share penalty payments in respect of these months.

On June 15, 2001, a $225,000 promissory note in favour of the Guarantors, plus accrued interest of $12,009, was converted at a rate of $0.20 per share into 1,185,047 shares of common stock of the Company. The shares were issued on July 11, 2001.

Effective May 9, 2001, a consultant related to a Company director exchanged the $18,387 debt payable to him by the Company for 73,546 shares of common stock in the Company. The exchange ratio was based upon the May 9,2001 closing common stock trading price of $0.25.

On May 14, 2001, based upon the Company's closing trading price of $0.24, the Company issued 145,833 shares of common stock to settle a prior year account payable of $35,000 due to a consultant.

On May 14, 2001, two Company directors, and several persons related thereto, converted 7,095,750 Class B Special Voting Non-equity Stock to 7,095,750 Class A common shares in the Company as permitted under the Company's articles of incorporation. However, subsequent to the period end, it was discovered that 193,720 of these Class B Special Voting Non-equity Stocks had already been converted to 193,720 Class A common shares in a prior period. Therefore, 193,720 of the Class A shares issued upon conversion on May 14, 2001, will be cancelled. Upon cancellation, the number of Class A common shares in issuance will be reduced by 193,720.

On June 26, 2001, the Company signed a two-month consulting agreement for the provision of investor relations and corporate financing services with World of Investment GmbH. On July 30, 2001, the Company issued 80,000 common shares in payment for this contract. In addition, the Company will pay World of Investment GmbH 5% of any funds raised and 3% of any credit line arranged through them.

On June 27, 2001, an exclusive distribution rights agreement with Atechs was cancelled. No courses were installed under the agreement. The Company will pay back the $70,000 received from Atechs to date and the warrant to purchase 97,222 shares of common stock will not be issued.

On June 29, 2001, the Company signed a two-month consulting agreement for the provision of investor relations services with Platinum Investment Services Ltd. On July 30, 2001, the Company issued 40,000 common shares in payment for this contract.

On July 9, 2001, the Company engaged Delano Group Securities, LLC ["Delano"] to assist and advise on the merger with ParView Inc. and raising new capital for a merged entity. Under the agreement, in payment for services rendered, the Company issued a non-refundable retainer of 250,000 common shares and warrants to purchase 250,000 common shares in the Company at $0.28 on July 11, 2001.

Between July 23, 2001 and August 27, 2001, Augustine Funds, L.P. converted a total of $196,008 of its Series A 8% convertible note due from the Company into 1,540,204 common shares in the Company. The conversion prices, ranging from $0.125 to $0.175 per share, were calculated, in accordance with the terms of the note as amended on February 20, 2001, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. The shares were issued between July 30, 2001 and August 28, 2001.

On September 4, 2001, Sharr Fund Ltd. Converted $10,000 of its Series A 8% convertible debenture due from the Company into 98,717 common shares in the Company. The conversion price of $0.1013 per share was calculated, in accordance with the terms of the debenture, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. The shares were issued on September 5, 2001.

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

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INFORETECH WIRELESS TECHNOLOGY INC.



By:   /s/ Robert C. Silzer, Sr.                     Dated: October 9, 2001
      -----------------------------------
      Robert C. Silzer, Sr.
      Chief Executive Officer


By:   /s/ Robert C. Silzer, Jr.                     Dated: October 9, 2001
      -----------------------------------
      Robert C. Silzer, Jr.
      President, Secretary, Treasurer