Form 10QSB
period 2001-09-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2001-11-19
CIK 29233

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended September 30, 2001

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

Registrant had 28,955,619 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of November 16, 2001.

================================================================================

INFORETECH WIRELESS TECHNOLOGY INC.

              INDEX

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets - September 30, 2001 and December 31, 2000

        Consolidated Statements of Loss and Comprehensive Loss - Three Months and Nine Months Ended September 30, 2001, and 2000.

        Consolidated Statement of Stockholders' Deficiency Nine Months Ended September 30, 2001

        Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2001, and 2000.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Infotech Wireless Technology Inc.
Consolidated balance sheets (unaudited)
[See note 2 - Going Concern]
September 30, 2001 and December 31, 2000

                                                                                             September 30,   December 31,
                                                                                                  2001           2000
                                                                                                   $              $
 ASSETS
 Current
 Cash                                                                                                  129            530
 Accounts receivable, net of allowance for doubtful accounts                                         7,886         39,801
 Investment tax credit receivable [note 6]                                                          25,850         26,676
 Inventories [notes 4 and 9]                                                                       269,378         44,998
 Prepaid expenses and deposits                                                                      10,370         74,293
 Deferred finance costs [note 10 and 11[g]]                                                        744,384              -
 Current portion of ProShot assets subject to foreclosure [note 4]                               1,900,814              -
-------------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                                            2,958,811        186,298

 Deferred acquisition costs                                                                              -        677,859
 Property and equipment, net                                                                       229,264        304,574
 Long term portion of ProShot assets subject to foreclosure [note 4]                             4,268,566              -
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 7,456,641      1,168,731
=========================================================================================================================

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 Current
 Current portion of lease contract obligations [note 4]                                            338,588              -
 Bank indebtedness [notes 2  and 10[a]]                                                             76,507         77,910
 Accounts payable and accrued liabilities                                                        4,906,021      2,315,743
 Current portion of lease obligations under capital leases                                           6,117          5,877
 Loans payable [note 10[b]]                                                                              -        100,000
 Convertible loans                                                                                 100,000        100,000
 Convertible loans, related parties                                                                285,254        285,254
 Promissory notes payable, related parties [notes 10[c] and 14[a]]                               1,171,969        681,059
 Loan - due February 28, 2006 [notes 2 and 10[e]]                                                1,104,420              -
 Current portion of ProShot liabilities transferred on foreclosure [note 4]                      6,993,657              -
-------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                      14,982,533      3,565,843

 Long-Term Debt
 Long term obligations under capital leases                                                         18,706         24,970
 8% Series A convertible note - due August 4, 2003 [notes 10[d] and 11[e]]                         588,892        589,632
 8% Convertible debenture - due August 4, 2005 [notes 10[d] and 11[f]]                             694,561        419,101
 Other notes payable, net of discount [note 10[f]]                                               1,266,379              -
 Other long-term liabilities                                                                       241,118              -
 Long term portion of ProShot liabilities transferred on foreclosure [note 4]                    2,975,734              -
-------------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                                                              20,767,923      4,599,546
=========================================================================================================================

 Stockholders' deficiency
 Class A common stock, $.001 par value
    Authorized: 100,000,000 Class A, voting, participating shares;
    Issued:  2001 - 26,807,789; 2000 - 11,298,745 [note 14[b]]                                      26,615         11,299
 Class B common stock, $.001 par value
    Authorized: 10,000,000 Class B, voting, convertible, non-participating shares;
    Issued:  2001 - 100,000; 2000 - 7,002,030 [note 14[b]]                                             100          7,002
 Class A stock to be issued: 770,000                                                                   770              -
 Additional paid-in capital                                                                     17,551,354     10,005,305
 Accumulated deficit                                                                           (30,890,121)   (13,454,421)
-------------------------------------------------------------------------------------------------------------------------
 Total stockholders' deficiency                                                                (13,311,282)    (3,430,815)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 7,456,641      1,168,731
=========================================================================================================================

 See accompanying notes

Inforetech Wireless Technology Inc.
Consolidated statements of loss and comprehensive loss (unaudited) [See note 2 - Going Concern]
For the three months and nine months ended September 30, 2001 and 2000

                                                For the three months ended                         For the nine months ended
                                             September 30, 2001      Sept 30, 2000         September 30, 2001        Sept 30, 2000
                                                                   (restated-note 7)                               (restated-note 7)
                                                 $                                            $                      $
Revenue on ProShot products [note 4]              521,878                                     2,206,957                     -
Cost of revenue of ProShot products, including
  depreciation and amortization [note 4]         (204,544)                                   (1,120,005)                    -
------------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                    317,334                                     1,086,952                     -
------------------------------------------------------------------------------------------------------------------------------------

 Expenses [note 4]
 Administration                                   853,110            653,589                  2,541,130             1,626,680
 Depreciation and amortization                     67,009             16,291                    995,990                44,200
 Asset impairment [note 4]                        255,241                                    10,284,608                     -
 Sales and marketing [note 12]                    153,114            184,655                    954,876               405,263
 Research and development [note 12]                88,188          1,021,156                    911,510             2,616,224
------------------------------------------------------------------------------------------------------------------------------------
                                               (1,416,662)        (1,875,691)               (15,688,114)           (4,692,367)

 Finance costs [notes 3, 4, 10 and 12]            503,937            518,544                  1,498,175               821,322
 Interest expense [note 4]                        378,228             41,053                  1,134,905                51,182
 Interest income                                        -             (3,981)                         -                (6,991)
-----------------------------------------------------------------------------------------------------------------------------------
 Loss before extraordinary items               (1,981,493)        (2,431,307)               (17,234,242)           (5,557,880)

 Extraordinary loss on extinguishment of
  debt [note 10]                                 (201,458)                                     (201,458)             (427,869)
-----------------------------------------------------------------------------------------------------------------------------------
 Net loss and comprehensive loss               (2,182,951)        (2,431,307)               (17,435,700)           (5,985,749)
===================================================================================================================================
 Loss per common share before
  extraordinary loss - basic and diluted            (0.08)             (0.22)                     (0.77)                (0.56)

 Loss per common share after
  extraordinary loss - basic and diluted            (0.09)             (0.22)                     (0.78)                (0.60)

 Weighted average number of common
  shares outstanding                           25,531,878         11,033,022                 22,386,676             9,967,550

 See accompanying notes

Inforetech Wireless Technology Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (unaudited)
[See note 2 - Going Concern]
For the nine months ended September 30, 2001

                                                                Class A                Class B
                                                              ------------           ------------
                                                              Common stock           Common stock
                                                              ------------           ------------      Additional
                                                             Number                 Number              paid-in   Accumulated
                                                   Note    of shares    Amount    of shares   Amount    capital     deficit
                                                   -----  ------------  ------  ------------  ------  ----------  -----------
 Balance, December 31, 2000                                 11,298,745  11,299    7,002,030    7,002   10,005,305   (13,454,421)
 Acquisition of ProShot Golf Inc.                      3     4,500,000   4,500                          4,495,500
 Stock options issued upon acquisition
  of ProShot Golf Inc.                                 3                                                  275,000
 Stock options issued for services                    13                                                   46,371
 Share purchase warrants issued                       11[a]                                                45,000
 Share purchase warrants issued                       12                                                   46,667
 Share purchase warrants issued                        3                                                1,050,000
 Share purchase warrants issued                        3                                                  175,000
 Share purchase warrants issued                        5                                                   52,500
 Common stock issued to settle debt                   11[b]    145,780     146                             34,854
 Common stock issued to settle debt                   14[a]     73,546      74                             18,313
 Conversion of Class B shares to
  Class A shares                                      14[b]  7,095,750   6,902   (6,902,030)  (6,902)
 Share purchase warrants cancelled                    12                                                  (46,667)
 Common stock issued in payment for services          10       100,000     100                             39,900
 Common stock issued in payment for services           5       250,000     250                             59,750
 Common stock issued to service debt guarantee        10       300,000     300                             92,700
 Common stock issued to settle debt                   10[e]  1,185,047   1,185                            437,282
 Common stock issued in payment for services          11[c]     80,000      80                             23,920
 Common stock issued in payment for services          11[d]     40,000      40                             10,360
 Common stock issued upon conversion of debt          11[e]    123,126     123                             11,424
 Common stock issued for cash                                   80,000      80                             99,920
 Common stock issued upon conversion of debt          11[e]  1,417,078   1,417                            183,044
 Common stock issued upon conversion of debt          11[f]     98,717      99                              9,901
 Common stock issued as finder's fee on
   convertible debt                                   11[g]     20,000      20                            124,980
 Loss for the nine months ended
  September 30, 2001                                                                                                (17,435,700)
-------------------------------------------------------------------------------------------------------------------------------
 Issued and outstanding September 30, 2001                  26,807,789  26,615      100,000      100   17,291,024   (30,890,121)

 Common stock to be issued in payment
   of services                                                  70,000      70                            115,430
 Common stock to be issued to service
  debt guarantee                                       3       400,000     400                             97,200
 Common stock to be issued to service
  debt guarantee                                      10       300,000     300                             47,700
-------------------------------------------------------------------------------------------------------------------------------
 Balance, September 30, 2001                                27,577,789  27,385      100,000      100   17,551,354   (30,890,121)
===============================================================================================================================

                                                        Total
                                                     stockholders'
                                                        capital
                                                     ------------
 Balance, December 31, 2000                           (3,430,815)
                                                               -
 Acquisition of ProShot Golf Inc.                      4,500,000
 Stock options issued upon acquisition
  of ProShot Golf Inc.                                   275,000
 Stock options issued for services                        46,371
 Share purchase warrants issued                           45,000
 Share purchase warrants issued                           46,667
 Share purchase warrants issued                        1,050,000
 Share purchase warrants issued                          175,000
 Share purchase warrants issued                           52,500
 Common stock issued to settle debt                       35,000
 Common stock issued to settle debt                       18,387
 Conversion of Class B shares to
  Class A shares                                               -
 Share purchase warrants cancelled                       (46,667)
 Common stock issued in payment for services              40,000
 Common stock issued in payment for services              60,000
 Common stock issued to service debt guarantee            93,000
 Common stock issued to settle debt                      438,467
 Common stock issued in payment for services              24,000
 Common stock issued in payment for services              10,400
 Common stock issued upon conversion of debt              11,547
 Common stock issued for cash                            100,000
 Common stock issued upon conversion of debt             184,461
 Common stock issued upon conversion of debt              10,000
 Common stock issued as finder's fee on
   convertible debt                                      125,000
 Loss for the nine months ended
  September 30, 2001                                 (17,435,700)
                                                               -
-------------------------------------------------------------------
 Issued and outstanding September 30, 2001           (13,572,382)

 Common stock to be issued in payment
   of services                                           115,500
 Common stock to be issued to service
  debt guarantee                                          97,600
 Common stock to be issued to service
  debt guarantee                                          48,000
-------------------------------------------------------------------
 Balance, September 30, 2001                         (13,311,282)
===================================================================

See accompanying notes

Inforetech Wireless Technology Inc.
Consolidated statement of cash flows (unaudited)
[See note 2 - Going Concern]
For the nine months ended September 30, 2001 and 2000

                                                                                                  For the 9 months ended
                                                                                          September 30, 2001   September 30, 2000
                                                                                                                (restated-note 7)
                                                                                          $                    $
 OPERATING ACTIVITIES

 Net loss                                                                                     (17,435,700)          (5,985,749)
 Adjustment to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                               1,304,809               44,200
    Asset impairment                                                                           10,284,608                    -
    Loss on removal of course equipment                                                            45,315                    -
    Loss on disposal of furniture and equipment                                                    47,271                    -
    Expenses paid by issuance of stock                                                            115,500                    -
    Compensation related to stock options                                                          46,371              335,979
    Accretion of benefit related to convertible debt                                              309,425              549,399
    Accretion of finance costs related to warrants and options                                    675,906              148,275
    Amortization of finance costs                                                                 171,268                3,073
    Bad debt expense                                                                              343,945                    -
    Common stock issued in consideration of debt financing                                        238,600                    -
    Extraordinary loss on settlement of debt                                                      201,458              427,869
 Changes in operating assets and liabilities:                                                           -                    -
    Amounts receivable                                                                             38,822               34,537
    Investment in leases                                                                        1,348,631                    -
    Prepaid expenses and deposits                                                                 110,413               19,271
    Inventory                                                                                     161,414              (72,629)
    Deposits                                                                                      (27,473)                   -
    Other assets                                                                                   29,831                    -
    Accounts payable and accrued liabilities                                                    1,341,097              495,867
    Other long-term liabilities                                                                   113,402                    -
------------------------------------------------------------------------------------------------------------------------------------
 Cash used in operating activities                                                               (535,087)          (3,999,908)
------------------------------------------------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Purchase of property and equipment                                                               (30,128)            (106,867)
 Purchase of course equipment                                                                    (121,069)                   -
 Proceeds from disposal of furniture and equipment                                                    643                    -
 Costs of acquisition of ProShot Golf, Inc.                                                       (48,000)                   -
 Cash acquired upon the acquisition of ProShot Golf, Inc.                                         272,237                    -
 Restricted cash                                                                                  (35,385)                   -
------------------------------------------------------------------------------------------------------------------------------------
 Cash used in investing activities                                                                 38,298             (106,867)
------------------------------------------------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Common stock issued for cash                                                                     100,000            4,202,000
 Share purchase warrants issued for cash                                                           45,000                    -
 Principal payments under capital lease obligations                                                (6,024)                   -
 Payments on lease contract obligations                                                        (2,203,520)                   -
 Borrowings on lease contract obligations                                                         549,464                    -
 Loan proceeds                                                                                  1,185,000            2,300,000
 Finder's fee                                                                                     (47,400)             (75,000)
 Loan repayments                                                                                 (100,000)          (1,500,000)
 Borrowings under (repayment of) bank indebtedness                                                973,868                    -
 Borrowing on (repayment of) promissory notes                                                           -             (186,919)
------------------------------------------------------------------------------------------------------------------------------------
 Cash provided by financing activities                                                            496,388            4,740,081
------------------------------------------------------------------------------------------------------------------------------------

 INCREASE (DECREASE) IN CASH                                                                         (401)             633,306
 CASH, BEGINNING OF PERIOD                                                                            530               (4,214)
------------------------------------------------------------------------------------------------------------------------------------
 CASH, END OF PERIOD                                                                                  129              629,092
------------------------------------------------------------------------------------------------------------------------------------

 NON-CASH FINANCING AND INVESTING ACTIVITIES
 Common stock issued on conversion of convertible notes                                           206,008              418,623
 Common stock issued to settle debt                                                               491,854              777,869
 Common stock issued for services                                                                 258,511                    -
 Warrants issued for services                                                                      52,500                    -
 Beneficial conversion features                                                                   309,425              581,105
 Warrants issued in consideration of debt financing                                               712,300              184,402
 Stock options issued in consideration of debt financing                                           14,250                    -
 Common stock issued upon purchase of ProShot Golf, Inc.                                        4,500,000                    -
 Common stock issued in consideration of debt financing                                           238,600                    -
 Stock options issued upon purchase of ProShot Golf, Inc.                                         275,000                    -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                7,058,448            1,661,999
------------------------------------------------------------------------------------------------------------------------------------
 See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

On January 12, 2001, the Company acquired all the outstanding share capital of ProShot Golf, Inc. ["ProShot"]. These financial statements include the results from the date of acquisition. As discussed in Note 4, effective October 31, 2001, the assets of ProShot were foreclosed on by ProShot's bankers.

The balance sheet at December 31, 2000 has been derived from audited financial statements of Inforetech Wireless Technology Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 and ProShot's financial statements included in the Company's current report on Form 8-K/A filed on April 15, 2001.


2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $30,890,121 at September 30, 2001 and, as of that date, a working capital deficiency of $12,023,722. As at September 30, 2001, the Company was in default of its line of credit as it was $26,031 in arrears on interest payments. Furthermore, as at September 30, 2001, the company had not paid the bank the line of credit arrangement fee of $15,000 and ProShot Golf Inc., the Company's subsidiary, is a party to various collection proceedings. In addition, as described in Note 4, the Company has received notices of default from the Guarantors of its bank debt and, on September 21, 2001, agreed to transfer all of the assets of ProShot to its bank for resale so that its bank debt and ultimately the obligation of its Guarantors may be reduced. The bank's foreclosure on the assets and subsequent transfer to ProShot Investors, LLC, a company established by the Guarantors, was completed on October 31, 2001. The transfer of assets related only to the restructuring of the secured liabilities of ProShot, and do not effect any of the ProShot unsecured liabilities, which remain the responsibility of the Company. After giving effect to the transfer of the ProShot assets and secured liabilities, and short-term debt arising from the foreclosure of $1,118,000 [see note 4], the Company's working capital deficiency as at September 30, 2001 would be $8,048,879. All revenue earned by the Company was generated by the sale of ProShot products. With the transfer of the assets of ProShot, the Company's ability to earn revenue becomes dependant on commercialization of the Inforemer hand-set, developed by the Company's Inforetech Golf Technology 2000 Inc. subsidiary.

Furthermore, as at the date of filing, the Company had not paid interest that was due on August 1, 2001 on a loan in the principal sum of $1,185,000 and was therefore in default of this loan agreement. As at the date of filing, the lender had not called the loan however, as the loan is now callable, the Company has classified the loan as a current liability in these financial statements, [see note 10[e]]. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

2. GOING CONCERN (cont'd.)

Lay-offs and compensation plans

On September 14, 2001, the Company decided to temporarily lay-off all the staff of one of its subsidiaries Inforetech Golf Technology 2000, Inc. If the Company is successful in its plans to obtain new financing in the near future, as discussed below, then it intends to re-call required staff. If the Company is not successful in its plans to obtain new financing and therefore unable to re-call required staff, the temporary lay-off will become termination and the Company may be required to pay staff severance compensation. As at the date of filing, the Company is not able to estimate the potential cost of severance compensation with any reasonable accuracy. No severance obligation is recorded in these financial statements with respect to the lay-off or termination of Inforetech Golf Technology 2000, Inc. staff.

On October 25, 2001, in view of the Company's intention to re-call required staff, the Company's Board of Directors passed resolutions amending the 2000 Stock Option Plan, as permitted under section 8 thereof, to increase the maximum number of Shares that may be issued pursuant to the exercise of options to 9,000,000 and adopting the 2001 Stock Compensation Plan. The purpose of the 2001 Stock Compensation Plan is to provide stock in lieu of cash to those directors, officers, employees and consultants of the Company and its subsidiaries whose services are essential to the continued growth and success of the Company's business. To accomplish such purposes, the 2001 Stock Compensation Plan provides that the Company may issue shares as compensation for past, present or future services.

On November 14, 2001, in connection with the Company's 2000 Stock Option Plan and 2001 Stock Compensation Plan, the Company registered 11,400,000 common shares using Securities and Exchange Commission Form S-8.

Management's near term financing and debt re-structuring plans

Management's near term financing plans include:

     . The pursuit of opportunities for a public or private equity offering and/or debt financing and/or an equity line, whereby free trading shares are registered and then issued when the Company draws down on the line.

     . Restructuring of Company debt and accounts payable through the issuance of Class A common shares to certain lenders and vendors.

The outcome of these efforts cannot be assured.

On November 5, 2001, a director of the Company loaned the Company $100,000 Canadian dollars or approximately $63,000 US dollars. These funds were used to reduce bank indebtedness of Inforetech Golf Technology 2000 Inc. a subsidiary of the Company. On November 9, 2001, the same director loaned the Company a further $35,000 Canadian dollars or approximately $22,000 US dollars. These funds were used for operational purposes. There are no written terms to these two loans.

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

A further 960,000 Class A Common Shares of Inforetech were to be placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of ProShot's stockholders who provided Stockholder Guarantees.

As at September 30, 2001 and pursuant to the original terms of escrow, 400,000 common shares had been releasable and have been recorded as a cost of the debt financing in the amount of $97,600. As a result of the foreclosure of ProShot's assets on October 31, 2001 [See Note 4], the remaining 560,000 shares subject to escrow, are now releasable to the Guarantors. All 960,000 shares are now issuable, but are yet to be issued, to the Guarantors.

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

The excess of the purchase price and involuntary employee termination costs over the fair value of the assets and liabilities acquired of $9,240,416 has been recorded as goodwill and was to be amortized on a straight-line basis over 6 years. The unamortized balance of goodwill was written off on June 30, 2001 [see note 4].

                                                    $
----------------------------------------------------------

Fair value assets and liabilities acquired
Cash                                               272,237
Accounts receivable                              5,619,910
Inventories                                      1,513,222
Other assets                                     1,433,887
Capital assets                                   1,969,911
Revolving line of credit                        (3,524,729)
Other long-term liabilities                    (11,023,995)
----------------------------------------------------------
                                                (3,739,557)
----------------------------------------------------------

Purchase price
Common stock issued at $1.00 per share           4,500,000
Acquisition costs                                  677,859
Options issued                                     275,000
Involuntary employee termination costs              48,000
----------------------------------------------------------
                                                 5,500,859
----------------------------------------------------------
Goodwill                                         9,240,416
==========================================================

4. TRANSFER OF PROSHOT ASSETS TO THE GUARANTORS AND RELATED ACCOUNTING IMPLICATIONS

Agreement by Company to assist in the foreclosure of certain of its assets

On September 21, 2001, after receiving notices of defaults from a group of Inforetech shareholders [the "Guarantors"] in regard to a finance agreement dated April 24, 2001, and the Company being unable to cure those defaults, the Company and one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of its, ProShot subsidiary's assets by its bank [First Bank and Trust [the "Bank"]], so that the Bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.

The principal terms of the agreement are:

 . The Company will assist ProShot's Bank in foreclosing on ProShot's assets. Any proceeds from the foreclosure will go to reduce ProShot's debt to the Bank and hence the Guarantors obligation to the Bank.

 . The Guarantors may advance funds on their behalf and on behalf of the Bank for the specific purposes of protecting the value of ProShot's assets including funds to meet ProShot employee payroll. After August 31, 2001, the Company shall have no responsibility for advancing any further payroll and related expenses to ProShot or ProShot's employees.

 . Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted are the obligation of the Company to indemnify the Guarantors for any losses or payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company director from his personal guarantee of one-sixth of the total of Letters of Credit outstanding in favor of The Associates and Trimble Navigation, Ltd. currently totaling $708,000. Upon such releases in the total amount of $1,118,000, the Company shall issue to the Guarantors, or their designees, 11,180,000 shares of Common Stock. This term was subsequently amended in an October 16, 2001 agreement - see below.

 . The Guarantors agree to use their best efforts to obtain from the Bank a release of ProShot from its obligations to the Bank upon the transfer of title of all of ProShot's assets to the Bank.

 . The Guarantors agree to use their best efforts to cause any party acquiring the former assets of ProShot to issue a license to the Company for use of the GAT patent (a current asset of ProShot) during the life of the GAT patent, on terms and conditions no less favorable than any other party to which such a license is issued. To the date of filing the Company has not requested such a license.

Amendments to Agreement by Company to assist in the foreclosure of certain of its assets

On October 16, 2001, the September 21, 2001 asset transfer agreement was amended by a further agreement between the Guarantors, the Company and one of its directors. The principal terms of the amendment are:

 . On or before December 31, 2001, the Company shall pay to the Guarantors
  ProShot employee delinquent payroll taxes of $62,626 through August 31, 2001, plus any interest and penalties yet to be calculated. Any ProShot sales or property taxes paid by the Company after the date of the agreement will go to reduce the total amount owed by the Company in respect of delinquent payroll taxes.

4. TRANSFER OF PROSHOT ASSETS TO THE GUARANTORS AND RELATED ACCOUNTING IMPLICATIONS (cont'd.)

 . The terms of conversion of the $1,000,000 portion of ProShot debt guaranteed by the Company and $118,000 guaranteed personally by one of the Company's directors, are amended such that the above terms regarding payroll taxes must also be met before the guarantees can be released and the conversion of the Guarantee amount to Company stock shall now be at 80% of the five day average closing price for the five days immediately preceding the date of release. The Company intends to convert the $1,118,000 if and when it is able to pay off the payroll taxes. This conversion could significantly dilute the existing ownership of the Company. Based on the five day average closing price of the Company's stock as at October 31, 2001, a total of 19,275,862 common shares would be issuable upon release of the guarantees of $1,118,000.


Collateral Management Agreement and a Conditional Release Agreement

On October 16, 2001, the Company signed a Collateral Management Agreement and a Conditional Release Agreement with the Bank and ProShot Investors, LLC, a company established by the Guarantors. The purpose of these agreements was to allow ProShot Investors, LLC to manage all of ProShot's assets until such time as the Bank foreclosed on such assets. Under the terms of the Conditional Release Agreement, upon completion of the Bank foreclosure, and provided that the Guarantors deliver an amount of funds, not specified in the agreement, to the Bank to support their guarantee of the Bank debt, the Bank will release ProShot from all obligations secured by these assets.


Foreclosure on ProShot's assets and release of ProShot's Bank debt

On October 31, 2001, the Bank exercised its right to foreclose on and dispose of all of ProShot's assets [the "Foreclosed Assets"] with the exception of two golf course lease receivables and related equipment, which were assigned to Charles Aalfs [the "Aalfs Leases"], a creditor of ProShot, in a Collateral Assignment dated January 20, 1998. Both golf courses are delinquent in their payments under these leases and ProShot is delinquent in its payments to Charles Aalfs under the Collateral Assignment. Charles Aalfs has commenced legal action against ProShot so that any future payments, under the Aalfs Leases, might be paid directly to him. The Company will not be defending this action. The carrying value of the Aalfs Leases as at September 30, 2001 of $280,620 was fully written off and recorded has an administration expense on that date as a result of the foreclosure and the legal action brought by Charles Aalfs.

On October 31, 2001, the Foreclosed Assets were purchased from the Bank by ProShot Investors, LLC. The purchase was completed by the delivery of $450,000 to the Bank by the Guarantors, which also served to support the Guarantors' obligation for the full amount of the Bank's loan to ProShot. Since the Bank's conditions under the Conditional Release Agreement have now been met and the Guarantors having waived any subrogation rights against ProShot with respect to the Bank debt, ProShot's debt under the Business Loan Agreement unconditionally became the debt of the Guarantors. The Guarantors paid off the remainder of the Bank loan on November 2, 2001. On November 7, 2001, the Bank provided a letter to ProShot stating that its obligation under the $4.5m line of credit had been unconditionally released.

The September 30, 2001 balances have been used for the purpose of explaining which assets and liabilities are to be transferred. As at September 30, 2001, the Foreclosed Assets were recorded in the accounts at a fair value of $6,169,380. ProShot liabilities of $9,969,391 as at September 30, 2001 [see below], are attached to the Foreclosed Assets and consequently will become the liabilities of ProShot Investors, LLC who acquired the Foreclosed Assets on October 31, 2001. The remaining ProShot liabilities of $4,327,647 as at September 30, 2001, will not be transferred to ProShot Investors, LLC. The Company, as at the date of this filing, has not yet decided what course of action it will take to settle the remaining liabilities of ProShot.

4. TRANSFER OF PROSHOT ASSETS TO THE GUARANTORS AND RELATED ACCOUNTING IMPLICATIONS (cont'd.)

ProShot - debt associated with assets to be foreclosed on

                                                              September 30,  December 31,
                                                                  2001          2000
                                                                    $             $
------------------------------------------------------------------------------------------
Current portion of lease contract obligations [a]                 1,906,430       -
Bank loan [b]                                                     4,500,000       -
Accounts payable and accrued liabilities [c]                        587,227       -
-------------------------------------------------------------------------------------------
Current portion of ProShot Liabilities to be disposed of          6,993,657       -

Long term portion of lease contract obligations [a]               2,808,599       -
Other long term liabilities [c]                                     167,135       -
-------------------------------------------------------------------------------------------
Long term portion of ProShot Liabilities to be disposed of        2,975,734       -

Total ProShot Liabilities to be disposed of                       9,969,391       -
-------------------------------------------------------------------------------------------

[a] Lease contract obligations are due to various financial institutions, and bear interest at various fixed rates ranging from 9.0% to 17.0%. The obligations are collateralized by specific course equipment on lease, net investment in leases, and letters of credit in the amount of $749,000, which is personally guaranteed by certain shareholders of the Company ("the Guarantors"). Lease contract obligation figures above exclude $338,588 which relates to Aalfs Leases and is not associated with the assets being foreclosed on.

[b] ProShot had entered into a revolving line of credit agreement with a bank which provides borrowings of up to $4,500,000 at September 30, 2001. Upon the acquisition of ProShot, the line of credit was for $3,526,000. The revolving line of credit is collateralized by substantially all of the Company's assets, other than lease contract receivables, which secure lease contract obligations, and is guaranteed by certain shareholders of the Company. The revolving line of credit bears interest at prime rate and initially expired on May 30, 2001.

[c] Account payable and accrued liabilities relating to future maintenance and upgrade of course equipment and royalty and property tax liabilities that are attached to the assets to be foreclosed on.


Release of escrow shares

At the time of the ProShot acquisition the Company was to place 960,000 Class A Common Shares of Inforetech into escrow. These escrow shares were to be released to the Guarantors, over a period of time, should the Company not be able to fully release the Guarantors from their Guarantees of various ProShot debts, including the $4.5m Bank line of credit, in place at the time of acquisition. As a result of the foreclosure these shares are now to be released to the Guarantors in full. All 960,000 shares are now issuable, but are yet to be issued, to the Guarantors.

Lay-off of all ProShot staff

On September 30, 2001, with the impending foreclosure on ProShot's assets, the Company formulated a plan to terminate all of ProShot's employees. The employees were terminated on October 15, 2001. One of these employees had an employment contract which included six months of severance pay. The estimated cost of severance for this employee is $40,000 and has been accrued as at September 30, 2001.

On October 16, 2001, the majority of ProShot's employees were recruited by ProShot Investors, LLC.

4. TRANSFER OF PROSHOT ASSETS TO THE GUARANTORS AND RELATED ACCOUNTING IMPLICATIONS (cont'd.)

ProShot's contribution to Inforetech's results

The operations of ProShot contributed to the consolidated operations of Inforetech during the nine months ended September 30, 2001 as follows:

                                                          $
---------------------------------------------------------------------
Revenue                                                2,206,957
Cost of sales                                         (1,120,005)
Other expenses                                        (2,660,262)
Asset impairment                                     (10,284,608)
Finance and interest                                  (1,810,061)
Extraordinary loss on extinguishment of debt            (201,458)
----------------------------------------------------------------------
                                                     (13,869,437)
----------------------------------------------------------------------

Asset impairment resulting from foreclosure of ProShot's assets

As a result of the asset foreclosure discussed above, ProShot's assets no longer represent a future economic benefit to the Company from an operational perspective. The assets represent a future economic benefit only to the extent that they are able reduce ProShot's liabilities. This change in use has resulted in impairment in asset value and a corresponding write-down of $10,029,367 being recorded at June 30, 2001. The company has updated its original estimate with respect to the value of the ProShot inventory resulting in a further write-down of $255,241, bringing total asset impairment to $10,284,608 for the nine months ended September 30, 2001. ProShot's assets have been reclassified as assets subject to foreclosure to accurately reflect the Company's restricted use of these assets.

The following table identifies the Company's carrying value for ProShot's assets and unamortized goodwill, the related impairment, and the resulting book value of assets to be disposed of:

                                                                         Fair value of
                                                Original                 assets subject
                                               Book value   Impairment   to foreclosure
                                                    $            $             $
-----------------------------------------------------------------------------------------

Current
Restricted cash                                    135,385            -         135,385
Accounts receivable, net                           225,755            -         225,755
Current portion of net investment in leases      1,078,429            -       1,078,429
Inventories                                      1,328,710      874,483         454,227
Prepaid expenses and deposits                       45,553       38,535           7,018
-----------------------------------------------------------------------------------------
Total Current                                    2,813,832      913,018       1,900,814

Non-Current
Deposits                                           519,262            -         519,262
Net investment in leases                         2,590,082            -       2,590,082
Course equipment on operating lease              1,060,413            -       1,060,413
Other assets                                       545,186      545,186               -
Property and equipment, net                        278,992      180,183          98,809
Goodwill                                         8,470,382    8,470,382               -
Patent, net                                        175,839      175,839               -
-----------------------------------------------------------------------------------------
Total Non-Current                               13,640,156    9,371,590       4,268,566
-----------------------------------------------------------------------------------------
Total                                           16,453,988   10,284,608       6,169,380
-----------------------------------------------------------------------------------------

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

On May 7, 2001, the Company engaged Delano Group Securities, LLC ["Delano"] to assist and advise on the merger with ParView Inc. and raising new capital for a merged entity. On July 9, 2001, the agreement dated May 7, 2001 was annulled and a new agreement was signed for similar services but modified terms of compensation and payment thereof. Under the new agreement, in payment for services rendered, the Company issued a non-refundable retainer of 250,000 common shares and warrants to purchase 250,000 common shares in the Company at $0.28 [as per the agreement, 110% of the average closing bid price for the five trading days immediately preceding the date of the agreement]. The warrants shall expire in five years time. The 250,000 shares were issued on July 11,2001. The fair value of the shares, based upon the trading price on the date of the agreement of $0.24, has been calculated as $60,000. The fair value of the warrants has been calculated, using the Black-Scholes model, as $52,500. Since Management believe that a merger with ParView is now unlikely, rather than being deferred as acquisition costs, the aggregate fair value of the shares and warrants of $112,500 was, in the three-month period ended June 30, 2001, expensed to finance costs.

In the unlikely event that the merger with ParView is consummated, the Company shall issue shares of common stock to Delano representing 2.5% of the issued and outstanding shares of common stock of the Company immediately following the merger, plus, $250,000 cash.



6. ASSIGNMENT OF INVESTMENT TAX CREDIT RECEIVABLE TO A SUPPLIER

On June 15, 2001, a Company subsidiary, Inforetech Golf Technology 2000, Inc., assigned one of its suppliers the right to receive $12,648 Canadian dollars plus $9,568 US dollars from the proceeds of its Canadian Government Scientific Research and Experimental Development tax credit for the period January 1, 2000 to February 2, 2000 accrued in investment tax credit receivable at September 30, 2001. This will settle the amount due to the supplier.

7. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for the quarter ended September 30, 2000, the Company identified accounting issues with respect to shares issued for services, private placement finder's fees, the early extinguishments of certain loans to the Company, share options issued to employees and consultants, a $300,000 convertible loan, share purchase warrants attached to a short-term loan of $200,000 and long-term convertible debt and warrants attached thereto, during the nine months ended September 30, 2000. The cost of issuing shares for services of $576,810 and $645,810 recognised in the three months and nine months ended September 30, 2000, respectively, are no longer required since the cost of those services has been recognised in the restated December 31, 1999 financial statements. Private placement finder's fees previously expensed in the quarter ended March 31, 2000 are now recorded in additional paid in capital. In addition, the following adjustments have been made: an extraordinary loss of $nil and $427,869 related to the extinguishments of certain loans for the three months and nine months ended September 30, 2000, respectively; the cost of issuing in-the-money stock options (options that had an exercise price less than the fair value of the stock on the granting date) of $37,000 and $301,142 for the three months and nine months ended September 30, 2000, respectively; the cost of issuing stock options to consultants for services was determined to be $6,056 and $12,113 rather than the previously recorded amounts of $67,266 and $448,439 for the three months and nine months ended September 30, 2000, respectively; a beneficial conversion feature related to a convertible loan of $300,000 dated May 9, 2000, was reduced by $nil and $88,800 in the three months and nine months ended September 30, 2000, respectively; the cost of share purchase warrants attached to a short-term loan of $200,000 was determined to be $79,836 rather than the previously recorded amount of $155,640 for the three months and nine months ended September 30, 2000, and; the amortization of beneficial conversion features related to two convertible debts of $1,000,000 both dated August 4, 2000, was determined to be $291,570 rather than the previously recorded amount of $500,000 for the three months and nine months ended September 30, 2000. As a result, the Company has restated its financial statements for the three months and nine months ended September 30, 2000. For the three months and nine months ended September 30, 2000, the net effect of the above restatements, plus a number of immaterial adjustments not detailed, is to reduce the losses by $1,026,879 and $845,559 and to reduce the losses per common share from $0.31 to $0.22 and from $0.64 to $0.60 respectively.


8. RECLASSIFICATION

Certain reclassifications of prior period balances have been made to conform to current period presentation.


9. INVENTORIES

                                            September 30,  December 31,
                                                 2001          2000
                                                  $             $
------------------------------------------------------------------------
Raw material parts                             269,378        44,998
Work-in-progress course installations                -             -
------------------------------------------------------------------------
                                               269,378        44,998
------------------------------------------------------------------------

See note 4 for ProShot inventory impairment.

10. DEBT

The Company and its subsidiaries have significant debt liabilities as at September 30, 2001. These debts, excluding ProShot debt associated with assets to be foreclosed on [see note 4], are described below:

[a] During the nine months ended September 30, 2001, the Company repaid $1,403 of this bank overdraft account.

[b] During the nine months ended September 30, 2001, the Company repaid the $100,000 loan.

[c] Promissory notes payable to related parties includes a note for $258,000 payable to a shareholder and ProShot vendor, net of discount, bearing interest at 6% (effective rate at 10%), collateralized by a bank standby letter of credit and guaranteed by the Company's parent, Inforetech Wireless Technology, Inc and a subordinated, unsecured note of $293,456 payable to a shareholder bearing interest at 12%. These notes are due on December 11, 2001, or upon a liquidity event. These notes, therefore, became due on October 31, 2001, when the assets of ProShot were foreclosed on. On June 8, 2001, a promissory note payable to a related party for $18,387 was exchanged for common shares in the Company [see note 14[a]]. The remainder of promissory notes payable to related parties represents an unsecured note payable to a director of the Company, repayable on demand and bearing interest at 10%.

[d] These two notes are accreting towards their face value as they were issued at a discount; they contained a beneficial conversion feature and there were also financing costs related to the notes. Also, the principal balances on these notes were reduced by $180,000 and $10,000 respectively as these portions were converted to common shares in the Company [see note 11[e] and [f]].

[e] In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The interest is payable semi-annually with the first payment due August 1, 2001. The loan matures on February 28, 2006 but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company. These shares were loaned to the Company by a number of its shareholders. A finder's fee of $47,400, in respect of this loan, was deducted from the initial amount paid over to the Company. A further finder's fee of $47,400 is payable to a third party and has not yet been paid at the time of this filing. As at the date of filing, the Company has not made the interest payment due on the loan on August 1, 2001. The Company is therefore in default of the loan agreement. As at the date of filing, the lender had not called the loan with respect to this default, however, since the loan is now callable, the Company has classified the loan as a current liability in these financial statements.

[f] Subordinated, convertible unsecured note payable by ProShot to a professional corporation whose partner was a member of the original ProShot Board of Directors for part of 1999, net of discount, bearing interest at 6% (effective rate at 10%). Principal and interest payable in total on January 26, 2004. The note is convertible into common stock at the option of the holder at $6.67 per share. This note is guaranteed by the Company's parent, Inforetech Wireless Technology, Inc.


Changes to the terms and conditions of certain ProShot debt

On April 24, 2001, the Company signed a finance agreement with a number of its major shareholders [the "Guarantors"] to extend the guarantee of various loan facilities in return for shares and stock purchase warrants in the Company. The principal terms of the agreement were:

 . Collateralized by the letters of credit from the Guarantors, ProShot's existing bank line of credit was extended from $3,526,000 to $3,750,000 effective April 26, 2001 [see note 4[b]]. In consideration, the Company shall issue the Guarantors warrants to purchase 500,000 shares of common stock of the Company. Collateralized by further letters of credit from the Guarantors, ProShot's bank line of credit was further extended to $4,500,000. Once the full $4,500,000 line of credit has been drawn down, the balance will be converted to a term loan maturing April 30, 2002. In payment, the Company shall issue the Guarantors with warrants to purchase a further 2,500,000

10. DEBT (cont'd.)

   shares of common stock of the Company. For all 3,000,000 warrants, the exercise price is $0.20 per share and they expire in five years time. The fair value of the 3,000,000 warrants has been calculated using, the Black-Scholes model, as $1,050,000 and has been debited to deferred financing costs. The deferred amount was amortized, on a straight-line basis, from April 26, 2001 to April 30, 2002. The amortization for the three months and nine months ended September 30, 2001 was $262,500 and $437,500 respectively. The 3,500,000 warrants were issued on July 11, 2001.

   Interest on the line of credit is at prime plus 1%. The effective interest rate, including the amortization of the fair value of the 2,500,000 warrants, is prime plus 24.3%. Under the agreement, if interest prepayments on the line of credit are not sufficient to cover the next 90 days of interest charges, then the Company shall issue the Guarantors with 100,000 shares, of the Company, for each month interest is not so prepaid. For the months of April to September 2001, the interest prepayments were not made. On July 11, 2001, the Company issued 300,000 shares as a penalty payment for the months of April, May and June. The further 300,000 shares payable as penalty for July, August and September had not been issued as of the date of this filing. A finance cost of $141,000, based on the Company's common stock closing trading price at the end of the six months for which a penalty is payable, was recorded in the nine months ended September 30, 2001. The charge for the three-month period ended September 30, 2001 was $48,000 and has been recorded as common stock to be issued. On November 2, 2001, the Guarantors repaid the line of credit in full [see note 4]. Therefore, after September 30, 2001, no further interest penalty shares will accrue.

   The Company has indemnified the Guarantors for any losses or payments under the line of credit up to $1,000,000. The Company agrees to repay the term loan using a minimum of 5% of all operating revenue from all GPS course installations [see note 4]. This $1,000,000 indemnification became due to the Guarantors on November 2, 2001, when the Guarantors repaid the line of credit in full [see note 4].

 . The guarantee of existing financing of $1,007,000, which consists of $749,000 cost of goods financing [see Note 4[a] above] and a $258,000 note [see Note 10[c] above], is extended to April 30, 2002, on the proviso that the cost of goods financing was reduced to $400,000 by no later than June 30, 2001. In consideration, the Company shall issue the Guarantors with warrants to purchase a further 500,000 shares of common stock of the Company. The exercise price is $0.20 per share and the warrants expire in five years time. The fair value of the warrants has been calculated using, the Black-Scholes model, as $175,000 and has been recorded as deferred financing costs. The deferred amount has been allocated, pro-rata to the debt outstanding upon signing the agreement. The deferred amount relating to the $349,000 portion of the cost of goods financing was amortized, on a straight-line basis, from April 26, 2001 to June 30, 2001. The remaining deferred amount is being amortized, on a straight-line basis, from April 26, 2001 to April 30, 2002. The charge for the three-month period ended September 30, 2001 was $35,313. Interest on the cost of goods financing is between 13.5% and 15%. The effective rate of interest on the cost of goods financing, including the amortization of the fair value of the warrants, is between 61.5% and 63%. Interest on the $258,000 note is 6%. The effective rate of interest on the note, including the amortization of the fair value of the warrants and other financing costs, is 36%.

   Subsequent to the April 24, 2001 agreement, the guarantors agreed to increase and extend the letter of credit guaranteeing the cost of goods financing to a new limit of $450,000 with the later expiry date of June 30, 2002. As at September 30, 2001, the balance on the cost of goods financing agreement was $438,062. On October 31, 2001, this debt was transferred, along with the foreclosed assets of ProShot, to ProShot Investors, LLC [see note 4].

 . To convert a $225,000 promissory note payable to certain of the Guarantors, plus accrued interest into common stock of the Company at $0.20 per share. On June 15, 2001, the Company's lawyers were instructed to issue 1,185,047 conversion shares based upon the principal amount of $225,000 and the accrued interest, to that date, of $12,009. The shares were issued on July 11, 2001. The fair value of the shares issued in settlement of the debt and interest, based on the Company's common stock closing trading price on April 24, 2001 of $0.37, was $438,467. Accordingly, an extraordinary loss on debt extinguishment of $201,458 was recorded in the three months ended September 30, 2001.

 . The Company shall assign to the Guarantors, for security purposes only, a collateral pool of unfinanced installed courses, the net present value of which is equal to or greater than the sum of the outstanding letters of credit plus $1,000,000. The Company was not been able to provide a collateral pool and was therefore in default of the agreement. Subsequent to the foreclosure on ProShot's assets and the transfer of certain liabilities to ProShot Investors, LLC on October 31, 2001, the collateral pool is not required.

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

[c] On June 26, 2001, the Company signed a two-month consulting agreement for the provision of investor relations and corporate financing services with World of Investment GmbH. In payment, the Company is to issue 80,000 common shares in the Company. In addition, the Company will pay World of Investment GmbH 5% of any funds raised and 3% of any credit line arranged through them. The fair value of the shares to be issued, based upon the Company's common stock closing trading price on the contract date of $0.30, is $24,000 and was expensed to administration during the three months ended September 30, 2001. The 80,000 common shares were issued on July 30, 2001.

[d] On June 29, 2001, the Company signed a two-month consulting agreement for the provision of investor relations services with Platinum Investment Services Ltd. In payment, the Company is to issue 40,000 common shares in the Company. The fair value of the shares to be issued, based upon the Company's common stock closing trading price on the contract date of $0.26, is $10,400 and was expensed to administration during the three months ended September 30, 2001. The 40,000 common shares were issued on July 30, 2001.

[e] Between July 23, 2001 and August 27, 2001, Augustine Funds, L.P. converted a total of $196,008 [$180,000 principal and $16,008 interest] of its Series A 8% convertible note due from the Company into 1,540,204 common shares in the Company. The conversion prices, ranging from $0.125 to $0.175 per share, were calculated, in accordance with the terms of the note as amended on February 20, 2001, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. The shares were issued between July 30, 2001 and August 28, 2001. On October 5, 2001, Augustine Funds, L.P. converted a further $88,598 [$81,000 principal and $7,598 interest] of its Series A 8% convertible note due from the Company into 2,147,830 common shares in the Company. The shares were issued on October 15, 2001.

[f] On September 4, 2001, Sharr Fund Ltd. converted $10,000 of the principal balance of its Series A 8% convertible debenture due from the Company into 98,717 common shares in the Company. The conversion price of $0.1013 per share was calculated, in accordance with the terms of the debenture, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. The shares were issued on September 5, 2001.

[g] On September 24, 2001, the Company issued 20,000 common shares in payment of a finder's fee of $125,000 in respect of the Series A 8% convertible note dated August 4, 2000 pursuant to the terms of the arrangement.

12. STOCK PURCHASE WARRANTS

At September 30, 2001, Class A stock purchase warrants were outstanding as follows:

 Number of Class A        Exercise price         Month
  shares issuable               $                expiry
----------------------------------------------------------------

       120,000                 2.00             October 2001
       730,000                 2.00             December 2001
       174,000                 2.00             January 2002
       250,000             see [a] below        August 2002
       100,000                 2.00             September 2002
        62,500                 4.00             September 2002
       227,320                 6.34             May 23, 2003
       100,000                 6.25             August 2005
       100,000                 6.25             August 2005
     3,500,000                 0.20             April 2006
       250,000                 0.28             July 2006
-----------------------------------------------------------------
     5,613,820
=================================================================

[a] Exercise price is the lesser of $1.75 and 80% of the lowest closing bid price of the Company's common stock during the 30 trading days prior to exercise less $0.18.

Warrants issued, exercised, cancelled and expired in the nine months ended September 30, 2001

During the nine months ended September 30, 2001, warrants to purchase 3,500,000 shares of the Company's common stock at $0.20 were issued to the Guarantors [see note 10] and warrants to purchase 250,000 shares of the Company's common stock at $0.28 were issued to Delano [see note 5].

No warrants were exercised during the nine months ended September 30, 2001.

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

640,000 warrants expired during the nine months ended September 30, 2001.

13. STOCK OPTIONS

Stock option activity under the stock option plan is as follows:

                                                         Weighted-
                                                          average
                                      Number of          exercise
                               Class A Shares Issuable     price
                                          #                  $
---------------------------------------------------------------------

Balance, December 31, 2000            2,242,500             2.03
Granted                               3,557,152             3.39
Forfeited                              (310,442)            3.39
---------------------------------------------------------------------
Balance, September 30, 2001           5,300,853             2.82
=====================================================================

During the nine months ended September 30, 2001, the Company issued 240,000 stock options to consultants for services at $0.20 per option, resulting in a finance cost of $14,250 and sales and marketing expense of $30,429 being recorded in the financial statements. Stock based compensation expense from options issued in prior periods resulted in a research and development expense of $564 and $1,692 being recorded in the three month period and nine month periods to September 30, 2001, respectively. All stock option fair values are calculated using the Black-Scholes model.

On October 25, 2001, the Company's Board of Directors passed resolutions amending the 2000 Stock Option Plan, as permitted under section 8 thereof, to increase the maximum number of Shares that may be issued or transferred pursuant to Options to 9,000,000 and adopting the 2001 Stock Compensation Plan [see note 2].


14. RELATED PARTY TRANSACTIONS

In addition to the related party items discussed in notes 2, 3, 4, 10, 11 and 13, the following are related party transactions occurring in the nine months ended September 30, 2001:

[a] Common stock issued to settle debt

    Effective May 9, 2001, a consultant related to a Company director exchanged the $18,387 debt payable to him by the Company for 73,546 shares of common stock in the Company. The exchange ratio was based upon the May 9,2001 closing common stock trading price of $0.25.

[b] Conversion of Class B shares

    On May 14, 2001, two Company directors, and several persons related thereto, converted 7,095,750 Class B Special Voting Non-equity Stock to 7,095,750 Class A common shares in the Company as permitted under the Company's articles of incorporation. However, subsequent to the period end, it was discovered that 193,720 of these Class B Special Voting Non-equity Stocks had already been converted to 193,720 Class A common shares in a prior period. Therefore, 193,720 of the Class A shares issued upon conversion on May 14, 2001, will be cancelled. Upon cancellation, the number of Class A common shares in issuance will be reduced by 193,720. The number of Class B shares in issuance is correctly stated at September 30, 2001, as 100,000 and will not be adjusted upon the cancellation of the Class A common shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

The Company applies global positioning satellites (GPS), radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the Inforemer, is the first patented sophisticated communications network that utilizes advanced Internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. At present, the Inforemer is installed at one location on a pay-for-play basis. The Company has not earned any revenue from the Informer. The Company's mission is to obtain a leadership position as an international supplier of GPS Golf wireless products and become the leader in hand-held portable recreational devices (PRDs) for applications worldwide.

The ProShot Golf Networks division was established in January 2001 when the Company completed the acquisition of Proshot Golf, Inc. ("ProShot"), a leading provider of cart-based GPS distance measurement systems to the golf market.

On September 21, 2001, after receiving notices of defaults from the Guarantors of ProShot in regard to the April 24, 2001 finance agreement, and the Company being unable to cure those defaults, the Company signed an asset transfer agreement with the Guarantors transferring the right to sell all of ProShot's assets to ProShot's bank [the "Bank"] so that the bank debt and ultimately the obligation of the Guarantors to the Bank in respect of their guarantee of ProShot's bank debt might be reduced.

On September 30, 2001, with the impending foreclosure on ProShot's assets, the Company formulated a plan to terminate all of ProShot's employees. The employees were terminated on October 15, 2001. On October 16, 2001, the majority of ProShot's employees were hired by ProShot Investors, LLC.

On October 31, 2001, the Bank exercised its right to foreclose on and dispose of all of ProShot's assets [the "Foreclosed Assets"] with the exception of two golf course lease receivables and related equipment, which were assigned to Charles Aalfs [the "Aalfs Leases"], a creditor of ProShot, in a Collateral Assignment dated January 20, 1998. Both golf courses are delinquent in their payments under these leases and ProShot is delinquent in its payments to Charles Aalfs under the Collateral Assignment. Charles Aalfs has commenced legal action against ProShot so that any future payments, under the Aalfs Leases, might be paid directly to him. The Company will not be defending this action.

On October 31, 2001, the Foreclosed Assets were purchased from the Bank by ProShot Investors, LLC [a Company established by the Guarantors as a vehicle for purchasing the Foreclosed Assets]. The Guarantors paid off the remainder of the Bank loan on November 2, 2001. On November 7, 2001, the Bank provided a letter to ProShot stating that its obligation under the fully drawn down $4.5m line of credit had been unconditionally released.

ProShot is currently a party to various collection proceedings. The Company believes that it has no responsibility in the event that any judgments are obtained arising from collection proceedings. Any amounts payable in respect of collections proceedings are included in accounts payable as at September 30, 2001. The Company, as at the date of this filing, has not yet decided what course of action it will take to settle the remaining liabilities of ProShot.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $30,890,121 at September 30, 2001 and, as of that date, a working capital deficiency of $12,023,722. As at September 30, 2001, the Company was in default of its line of credit as it was $26,031 in arrears on interest payments. Furthermore, as at September 30, 2001, the company had not paid the bank the line of credit arrangement fee of $15,000 and ProShot Golf Inc., the Company's subsidiary, is a party to various collection proceedings. In addition, as described in Note 4, the Company has received notices of default from the Guarantors of its bank debt and, on September 21, 2001, agreed to transfer all of the assets of ProShot to its bank for resale so that its bank debt and ultimately the obligation of its Guarantors may be reduced. The bank's foreclosure on the assets and subsequent transfer to ProShot Investors, LLC, a company established by the Guarantors, was completed on October 31, 2001.

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

Results of Operations

Three-month and nine-month period ended September 30, 2001 compared to the three-month and nine-month periods ended September 30, 2000

Revenue and cost of revenue

Due to cash constraints the Company was unable to meet all sales orders in the nine-month period. The Company did not have any sales revenue in 2000 as it was still in its development stages. Sales-type leases generated 0% and 28% and operating leases 44% and 30% of total revenue for the three and nine-month periods ended September 30, 2001 respectively. The remaining revenue was earned through interest charges on sales-type leases and maintenance fees charged to the majority of installed courses. Gross profit margins of 61% and 49% for the three and nine-month periods were significantly improved over ProShot's gross profit margins for the same periods in 2000 of 45% and 35%. This was due to a shift in sales mix to more operating leases, which generate a high gross profit margin. All revenue was generated by ProShot and will no longer be available to the Company.

Administration Expenses

For the first nine months, administration expenses of $2,541,130 were $914,450, or 56% higher than the same period in 2000. Included in the September 30, 2001 nine-month period is $1,524,000 of ProShot administration expenses. This represents a $720,000 decrease in administration expenses for ProShot over their period to September 30, 2000. The principal factors in this cost saving were the resignation of ProShot's Chief Financial Officer in October 2000 and Chief Executive Officer in January 2001 and a number of staff cuts since ProShot was acquired in January 2001.

The administration expenses of the Company excluding ProShot have been reduced by $349,000 and $546,000 for the three and nine-month periods, respectively. This is primarily as a result of lower legal, investor relation and wage expenses. Significant legal fees were incurred in the early 2000 in relation to the Company's refinancing and reverse acquisition. Furthermore, any legal fees incurred in the current year in relation to the acquisition of ProShot were included in the cost of acquisition. The decrease in wage expenses is due to lay-offs on September 14, 2001 [see below].

Depreciation and amortization

Depreciation and amortization expense includes amortization of the goodwill arising upon the acquisition of ProShot at the beginning of the year of $770,000 for the nine-month period ended September 30, 2001 respectively. There was no goodwill amortization charge in the three-month period ended September 30, 2001, as the goodwill asset was written off on June 30, 2001 [see below]. Amortization of ProShot's property and equipment commencing with the acquisition at the start of the year largely accounts for the remainder of the increase in depreciation and amortization expense in 2001 as compared to 2000. Note that course equipment depreciation of $262,000 for the first nine months, and, $74,000 for the third quarter, is included in cost of revenues.

Asset impairment resulting from foreclosure of certain ProShot assets

The following table identifies the Company's carrying value for ProShot's assets and unamortized goodwill, the related impairment, and the resulting fair value of subject to foreclosure of:

                                                                          Fair value of
                                                 Original                 asset subject
                                                Book value   Impairment   to foreclosure
                                                     $            $             $
----------------------------------------------------------------------------------------
Current
Restricted cash                                    135,385            -         135,385
Accounts receivable, net                           225,755            -         225,755
Current portion of net investment in leases      1,078,429            -       1,078,429
Inventories                                      1,328,710      874,483         454,227
Prepaid expenses and deposits                       45,553       38,535           7,018
----------------------------------------------------------------------------------------
Total Current                                    2,813,832      913,018       1,900,814

Non-Current
Deposits                                           519,262            -         519,262
Net investment in leases                         2,590,082            -       2,590,082
Course equipment on operating lease              1,060,413            -       1,060,413
Other assets                                       545,186      545,186               -
Property and equipment, net                        278,992      180,183          98,809
Goodwill                                         8,470,382    8,470,382               -
Patent, net                                        175,839      175,839               -
----------------------------------------------------------------------------------------
Total Non-Current                               13,640,156    9,371,590       4,268,566
----------------------------------------------------------------------------------------
Total                                           16,453,988   10,284,608       6,169,380
----------------------------------------------------------------------------------------

Sales & Marketing

Sales and marketing costs decreased 17% in the third quarter of 2001 to $153,114, down $31,541 from the same period last year. For the first nine months, sales and marketing costs of $954,875 were $549,612, or 136% higher than the same period in 2000. With the Inforemer handset almost ready for full commercialization, the Company invested $180,000 in the industry's biggest trade show of the year in Orlando in January. This compares to $50,000 spent on the 2000 show. Included in the September 30, 2001 nine-month period are ProShot's sales and marketing expenses of $458,000 (three-month period: $86,000).

Research and Development


Research and development costs fell 91% in the third quarter of 2001 to $88,188, down $932,968 from the third quarter of 2000. For the first nine months, research and development costs of $911,510 were $1,704,714, or 65% lower than the same period in 2000. Early in 2001, Management enacted a decision to minimize research and development costs and to concentrate resources in the sale and marketing of existing products.

Finance Costs

Finance costs fell by $14,607 from the third quarter of 2000. For the first nine months, finance costs of $1,498,175 were $676,853 higher than the same period in 2000. For the first nine months of 2001, approximately $513,000 (third quarter of 2001: $100,000) of these expenses relate to the non-cash amortized cost of the beneficial conversion features and warrants attached to two of the Company's loans. The large part of the remainder relates to non-cash amortized cost of warrants and shares issued to the Guarantors [a group of the Company's major shareholders] to extend their guarantee of ProShot's bank line of credit, its cost of goods financing line and its $258,000 note payable. A second quarter cost of $112,500 relates to shares and warrants issued to the Company's investment bankers in payment of merger negotiation.

Interest Expense

Interest expense increased $337,175 in the third quarter of 2001 from $41,053 in the third quarter of 2000. For the first nine months, interest expenses of $1,134,905 were $1,083,723, higher than the same period in 2000. Approximately $32,000 (third quarter of 2001: $8,000) of this increase relates to a loan of $1,185,000 owing by the parent Company as at September 30, 2001. Included in the September 30, 2001 nine-month period is approximately $974,000 (three-month period: $326,000) of ProShot interest expenses relating to course debt financing and the bank line of credit.

Extraordinary Losses on Extinguishment of Debts

The extraordinary losses on extinguishments of debt relate to the excess of the fair value of the common shares issued or issuable and the carrying value of the debt settled.

Liquidity And Capital Resources

At September 30, 2001 the Company had bank indebtedness of $76,507 compared to $77,910 at December 31, 2000 and cash of $129 and $530 respectively. At September 30, 2001 the working capital deficiency was $12,023,722 and at December 31, 2000 $3,379,545.

Operating activities used cash of $535,087 and $3,999,908 for the nine-month periods ended September 30, 2001 and 2000 respectively. The Company reduced its operating cash usage by $3,464,821 by paying for some services and interest with equity instruments, cost cutting measures such as the terminations and extending accounts payable.

Due to cash constraints investing activities were minimal. The cash cost in the period of acquiring ProShot was only $48,000 as the majority of the professional service fees relating to the acquisition remain in accounts payable and accrued liabilities. ProShot invested $121,000 in course equipment which was leased to customers on operating leases.

Financing for the nine month period provided cash of $496,388 (2000:
$4,740,081). The Company raised $100,000 of equity and $45,000 through the sale of warrants. The $100,000 equity proceeds were used to repay a $100,000 short-term loan. In February, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The loan matures on February 28, 2006 but can be extended, for a period of two years, upon the payment of a fee of $11,850. The loan proceeds are to be used as working capital. Net payments of $1,654,055 on lease contract obligations were made during the period. The Company borrowed a further $973,868 of bank debt, principally under its bank line of credit.

On January 12, 2001, the Company acquired ProShot. On September 21, 2001, after receiving notices of defaults from the Guarantors in regard to the April 24, 2001 finance agreement, and the Company being unable to cure those defaults, the Company signed an asset transfer agreement with the Guarantors transferring the right to sell all of ProShot's assets to ProShot's bank [the "Bank"] so that the bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's bank debt, might be reduced.

On October 31, 2001, the Bank exercised its right to foreclose on and dispose of all of ProShot's assets [the "Foreclosed Assets"] with the exception of two golf course lease receivables and related equipment.

On October 31, 2001, the Foreclosed Assets were purchased from the Bank by ProShot Investors, LLC. The Guarantors paid off the remainder of the $4.5m Bank loan on November 2, 2001. On November 7, 2001, the Bank provided a letter to ProShot stating that its obligation under the fully drawn down $4.5m line of credit had been unconditionally released.

Liabilities attached to the Foreclosed Assets were also transferred to ProShot Investors, LLC. However, as at September 30, 2001, ProShot still had liabilities which were not to be transferred amounting to $4,327,647. Also, ProShot is currently a party to various collection proceedings. The Company believes that it has no responsibility in the event that any judgments are obtained arising from collection proceedings. Any amounts payable in respect to collection proceeding are included in accounts payable as at September 30, 2001. The Company, as at the date of this filing, has not yet decided what course of action it will take to settle the remaining liabilities of ProShot.

Management's near term financing plans include:

   . The pursuit of opportunities for a public or private equity offering and/or debt financing and/or an equity line, whereby free trading shares are registered and then issued when the Company draws down on the line.

   . Restructuring of Company debt and accounts payable through the issuance of Class A common shares to certain lenders and vendors.

The outcome of these efforts cannot be assured.

On November 5, 2001, a director of the Company loaned the Company $100,000 Canadian dollars or approximately $63,000 US dollars. These funds were used to reduce the bank indebtedness of Inforetech Golf Technology 2000 Inc. a subsidiary of the Company. On November 9, 2001, the same director loaned the Company a further $35,000 Canadian dollars or approximately $22,000 US dollars. These funds were used for operational purposes. There are no written terms to these two loans.

The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As at September 30, 2001 and the date of this report, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time unless additional financing is obtained. Accordingly, additional financing will be required to complete the Inforemer's development and gear up production. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and seek protection under applicable bankruptcy laws.

Lay-offs

On September 14, 2001, the Company decided to temporarily lay-off all the staff of one of its subsidiaries, Inforetech Golf Technology 2000, Inc. If the Company is successful in its plans to obtain new financing in the near future, as discussed below, then it intends to re-call its required staff.

On September 30, 2001, with the impending foreclosure on ProShot's assets, the Company formulated a plan to terminate all of ProShot's employees. The employees were terminated on October 15, 2001. One of these employees had an employment contract which included six months of severance pay. The estimated cost of severance for this employee is $40,000 and has been accrued as at September 30, 2001.

On October 16, 2001, the majority of ProShot's employees were recruited by ProShot Investors, LLC.

Summary of business strategy

The Company believes that if it can restructure the Company's remaining debt and raise additional working capital, then it will be in a position to complete the development of its hand held product, the Inforemer. The Company plans to sell the Inforemer into, primarily, the US and European markets.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In accordance with the agreement to acquire Proshot Golf, Inc. on January 12, 2001, 960,000 Class A Common Shares of Inforetech were to be placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of ProShot's stockholders who provided Stockholder Guarantees. Commencing 90 days following the Closing Date, if the Stockholder Guarantees have not been released in full, one twelfth of the Guarantee Escrow Shares are to be released from escrow each month, or portion thereof, and delivered into a second escrow to be held pursuant to the terms of an escrow agreement among the Guarantors, until the Stockholder Guarantees have been released in full. In the event that any call is made on any of the Stockholder Guarantees after the Closing Date as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares are to be immediately released from escrow for the benefit of the guarantors. If none of the Stockholder Guarantees are called or the Stockholder Guarantees are released in full, the shares held in the second escrow shall be distributed to all of ProShot's stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the transaction. If the Guarantees are released any shares in the first escrow account that have not, at that time, been released into the second escrow account will be cancelled.

As a consequence of the foreclosure on ProShot's assets on October 31, 2001, and the transfer of certain liabilities related thereto, all 960,000 shares subject to escrow will now be released to the Guarantors.

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

Under an agreement with the Guarantors dated April 24, 2001, if interest prepayments on ProShot's bank line of credit are not sufficient to cover the next 90 days of interest charges, then the Company shall issue the Guarantors with 100,000 shares, of the Company, for each month interest is not so prepaid. For the months of April to September 2001, the interest prepayments were not made. On July 11, 2001, the Company issued 300,000 shares as a penalty payment for the months of April, May and June. The further 300,000 shares payable as penalty for July, August and September had not been issued as of the date of this filing. On November 2, 2001, the Guarantors repaid the line of credit in full. Therefore, after September 30, 2001, no further interest penalty shares will accrue.

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

Between July 23, 2001 and October 5, 2001, Augustine Funds, L.P. converted a total of $284,606 of its Series A 8% convertible note due from the Company into 3,688,034 common shares in the Company. The conversion prices, ranging from $0.04125 to $0.175 per share, were calculated, in accordance with the terms of the note as amended on February 20, 2001, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. The shares were issued between July 30, 2001 and October 15, 2001.

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

On September 24, 2001, the Company issued 20,000 restricted common shares in payment of a finder's fee in respect of the Series A 8% convertible note dated August 4, 2000.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          6.1 Agreement, dated September 21, 2001, and between the Company, Robert Silzer (a director of the Company), ProShot Golf, Inc. and the Guarantors, to transfer ProShot Golf, Inc.'s assets to the Guarantors.

          6.2 First amendment to agreement to transfer ProShot Golf, Inc.'s assets to the Guarantors, dated October 16, 2001.

          6.3 Conditional release agreement and reaffirmation of guaranties dated October 16, 2001, between First Bank in Trust, ProShot Golf, Inc. and the Guarantors.

     (b)  REPORTS ON FORM 8-K

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INFORETECH WIRELESS TECHNOLOGY INC.



By:  /s/ Robert C. Silzer, Sr.                 Dated: November 19, 2001
     -------------------------
     Robert C. Silzer, Sr.
     Chief Executive Officer

By:  /s/ Robert C. Silzer, Jr.                 Dated: November 19, 2001
     -------------------------
     Robert C. Silzer, Jr.
     President, Secretary, Treasurer