Form 10KSB
period 2001-12-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2002-05-20
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One) |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ___ to ___ Commission file number 0-25963

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

Revenues for the fiscal year ended December 31, 2001 were $-0-.

The aggregate market value of the Class A Common Equity Voting Stock held by non-affiliates of the registrant as of March 31, 2002 amounted to approximately $214,000.

Registrant had 38,938,240 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of March 31, 2002.

Documents  Incorporated  by  Reference  (to the extent  indicated  herein):  See
Exhibit index

                                TABLE OF CONTENTS
PART I
Item 1. Description of Business                                        2-12
Item 2. Properties                                                      13
Item 3. Legal Proceedings                                               13
Item 4. Submission of Matters to a Vote of
         Security Holders                                               13
PART II
Item 5. Market for Common Equity and Related
         Shareholder Matters                                            13
Item 6. Management's Discussion and Analysis
         or Plan of Operations                                        14-20
Item 7. Financial Statements                                        F-1 to F-28
Item 8. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                         21
PART III
Item 10. Executive Compensation                                       21-22
Item 11. Security Ownership of Certain Beneficial
          Owners and Management                                         23
Ite. 12. Certain Relationships and Related Transacrtions                24

PART IV
Item 14. Exhibits and Reports on Form 8-K                               24

Signatures                                                              25

PART I.

BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     Inforetech Wireless Technology Inc. ( "Inforetech" or the "Company") is in the final development stage of a pace-of-play information system (Inforemer), for golf courses. The Company's innovative and cost-effective products will provide wireless communications and global positioning system ("GPS") solutions for mobile and fixed asset management applications. The Company has targeted the golf market for the initial product launch of its cart mount and hand-held Portable Recreational Devices (PRD). Inforetech has tested the product in five installations through 15,000 rounds of play and is now taking orders.

     The Company is the only provider of GPS based golf solutions to offer both hand-held and cart-based products. The Company's hand-held product, the Inforemer, (developed by Inforetech) is a high-resolution device that can be carried or attached to a golf bag or power cart. The Inforemer display gives a full overview of the course at each hole, including the topography of each green, distance measurements to the pin, green-side bunkers and water hazards. The system also allows course management to monitor the current and past location of each player, enabling course management to control traffic, increase the pace of play of golfers and thereby increase golf course revenue. In addition, the system offers clubhouse management the ability to instantly communicate with players, and through wireless communications offer the golfer merchandise or refreshments. The Company's cart mount systems include the same functionality as the hand-held units but also include advanced graphics, color displays and mobile asset tracking capabilities, among other features. This product is currently available pursuant to an agreement with Shortgrass Technologies, Inc. ("STI") for distribution outside the United States.

     The Company realized that it would take a greater amount of time to reach a profit with the burdened overhead. Management has decided to reduce operating costs through the appointment of distributors and out sourcing the majority of the overhead as well as manufacturing. The Company's focus will be on the European markets through its distributor network with additional focus on the resort type courses in the United States and Canada.

     As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $28,685,990 at December 31, 2001 and, as of that date, a working capital deficiency of $9,257,155. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

     As one of the oldest organized sports in the world, golf is enjoyed by over 30 million Americans. The game's ongoing vitality is evidenced by its ability to attract participants from all demographic strata and skill groups. The game has been transformed from a sport enjoyed by a few, to a sport enjoyed by a broad cross-section of society. According to the National Golf Foundation's 1999 publication "A Strategic Perspective on the Future of Golf," prepared collaboratively by the National Golf Foundation and the international management-consulting firm, McKinsey & Company, golf has enjoyed explosive growth over the last 50 years. More recently, there has also been a strong growth in golf course investment.

     Internationally, the National Golf Foundation ("NGF") estimates that more than 50 million golfers play on 37,000 courses. Golf continues to grow at an explosive rate in Australia. Growth is not limited to any one country, the countries with the largest number of courses are Japan and Australia. Golf continues to flourish as a sport in Western Europe, where Great Britain and Ireland have the highest number of courses. In recent years the warmer climates of Spain and Portugal have seen explosive growth in new course development.

     The Company believes that golf is a high growth activity whose popularity coincides with the affluence of the baby boomer generation, which is turning to golf as a leisure activity. The National Golf Foundation believes that over 2,000 new golf courses are being planned or are under construction in North America.

     Subject to obtaining adequate working capital the Company intends to establish worldwide industry leadership in wireless GPS-based golf technology and leverage this market position into other recreational market segments, such as hiking and skiing. Within the golf segment, the Company intends to build on its industry leading position by: (i) offering reliable, high quality GPS-based wireless solutions; (ii) competitively pricing its wireless solutions by offering economic and tax friendly customized leasing solutions; (iii) leveraging its strategic and technological relationships; (iv) selectively acquiring providers of GPS-based products and services to expand its installed base and product offering; and (vii) building brand awareness.

Acquisition of Proshot Golf,Inc.

     On November 7, 2000, the Company signed an agreement to purchase ProShot Golf, Inc. ["ProShot"]. On January 12, 2001 [the "Closing Date"], the transaction was consummated and the Company acquired all of the outstanding capital stock of ProShot. In consideration, the shareholders of ProShot received an aggregate of 4,500,000 shares of Class A Common Stock of the Company. Out of the 4,500,000 shares, 765,000 were placed in escrow in connection with the indemnification obligations of ProShot under the acquisition agreement. In addition, employees of ProShot received stock options of the Company in exchange for vested and unvested stock options of ProShot. ProShot was a manufacturer of global positioning systems based distance measuring equipment for golf courses.

     On September 21, 2001, after receiving notices of defaults from a group of Inforetech shareholders [the "Guarantors"], who guaranteed certain debt of ProShot owed to ProShot's bank lender (the "Bank") the Company and one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of ProShot assets by the Bank, so that the Bank debt and ultimately the obligation of the Guarantors to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.

The principal terms of the agreement were:

o The Company would assist ProShot's Bank in foreclosing on ProShot's assets. Any proceeds from the foreclosure would go to reduce ProShot's debt to the Bank and hence the Guarantors obligation to the Bank.

o The Guarantors may advance funds on their behalf and on behalf of the Bank for the specific purposes of protecting the value of ProShot's assets including funds to meet ProShot employee payroll. After August 31, 2001, the Company shall have no responsibility for advancing any further payroll and related expenses to ProShot or ProShot's employees.

o Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted are the obligation of the Company to indemnify the Guarantors for any losses or payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company director from his personal guarantee of one-sixth of the total of Letters of Credit outstanding in favor of The Associates and Trimble Navigation, Ltd. currently totaling $708,000. Upon such releases in the total amount of $1,118,000, the Company shall issue to the Guarantors, or their designees, 11,180,000 shares of Common Stock. This term was subsequently amended in an October 16, 2001 agreement - see below.

o The Guarantors agreed to use their best efforts to obtain from the Bank a release of ProShot from its obligations to the Bank upon the transfer of title of all of ProShot's assets to the Bank.

o The Guarantors agreed to use their best efforts to cause any party acquiring the former assets of ProShot to issue a license to the Company for use of the GAT patent (a current asset of ProShot) during the life of the GAT patent, on terms and conditions no less favorable than any other party to which such a license is issued.

     On October 16, 2001, the September 21, 2001 asset transfer agreement was amended by a further agreement between the Guarantors, the Company and one of its directors. The principal terms of the amendment are:

o On or before December 31, 2001, the Company was to pay to the Guarantors ProShot employee delinquent payroll taxes of $62,626 through August 31, 2001, plus any interest and penalties yet to be calculated. Any ProShot sales or property taxes paid by the Company after the date of the agreement will go to reduce the total amount owed by the Company in respect of delinquent payroll taxes. As of the date of this filing this payment has not been made.

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

     On October 31, 2001, the Bank exercised its right to foreclose on and dispose of all of ProShot's assets [the "Foreclosed Assets"] with the exception of two golf course lease receivables and related equipment, which were assigned to Charles Aalfs [the "Aalfs Leases"], a creditor of ProShot, in a Collateral Assignment dated January 20, 1998. Both golf courses are delinquent in their payments under these leases and ProShot is delinquent in its payments to Charles Aalfs under the Collateral Assignment. Charles Aalfs has commenced legal action against ProShot so that any future payments, under the Aalfs Leases, might be paid directly to him. The Company will no longer be defending this action. The carrying value of the Aalfs Leases was fully written off on that date and recorded has an administration expense on that date as a result of the foreclosure and the legal action brought by Charles Aalfs.

     On October 31, 2001, the Foreclosed Assets were purchased from the Bank by ProShot Investors, LLC. The purchase was completed by the delivery of $450,000 to the Bank by the Guarantors, which also served to support the Guarantors' obligation for the full amount of the Bank's loan to ProShot. Since, the Bank's conditions under the Conditional Release Agreement have now been met. ProShot's debt under the Business Loan Agreement unconditionally became the debt of the Guarantors. The Guarantors paid off the remainder of the Bank loan on November 2, 2001. On November 7, 2001, the Bank provided a letter to ProShot stating that it's obligation under the $4.5m line of credit had been unconditionally released.

     At the time of the ProShot acquisition the Company placed 960,000 Class A Common Shares of Inforetech Wireless Technology in escrow. These escrow shares were to be released to the Guarantors, over a period of time, should the Company not be able to fully release the Guarantors from their guarantees of various ProShot debts, including the $4,000,000 Bank line of credit, in place at the time of acquisition. As a result of the foreclosure these escrow shares are now to be released to the Guarantors in full.

     The Company terminated all of ProShot's employees on October 15, 2001. One of these employees had an employment contract which included six months of severance pay. The estimated cost of severance for this employee is $40,000 and has been accrued as at December 31, 2001.

     The Company intends to file a petition under Chapter 7, of the US Bankruptcy Code with respect to ProShot.

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

     A major cause of slow foursomes is the time that players take attempting to judge the distance to the flagstick. Players regularly consult their partners, or walk part way to the flagstick to locate markers, to better judge distance, in order to select a suitable club. The result is slow play, reduction in paying golfers working through the course and reduction in golfers' enjoyment and loyalty, which in turn reduces golfer participation at facilities. All of these result in reduced revenues.

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

     On January 11, 2002, the Company signed a Purchasing Agreement with Shortgrass Technologies, Inc. to sell and market the cart mount "On Course" system as a second item for the company in the international market place. The Company became the first golf GPS-system provider to offer a combination of both hand-held and cart-mounted GPS units. The Company's hand-held unit, the Inforemer, can mount to a golf bag, golf cart or be carried by the golfer and provides accurate positioning throughout a golf course. The Company's cart-based product offerings include the On Course System, with unparalleled graphics on a
10.4 inch color VDU. Each cart-based product features high-resolution, touch sensitive buttons for durability, virtually hands free operations with only three buttons to operate, sports / financial ticker and the enlarged green views. Audio and text based messaging allows golfers to pre-order food and beverages or send emergency messages.

     Inforemer (Inforetech Product)

     The Inforemer incorporates all the features of cart-mounted devices into a single portable product. It provides a display with advanced graphics and menu driven software that offers the golfer a range of options including distance to pin and pro tips. Through the integration of radio and GPS, the handset allows messaging between the course and the golfer. The handheld also allows the golfer the luxury to gauge the distance of each shot through the drive button and access to the 911 emergency button which allows the clubhouse to pin point the location of the emergency with in 1 meter.

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

     Mobile Asset Tracking

     The Company is developing specialized utility capabilities that add value to golf course operators. Turf equipment, maintenance vehicles and general utility vehicles, which represent substantial capital investments of golf course operators, are subject to pilferage and theft. Management and control of this equipment offers a present day challenge to every golf course. Development of a lower cost vehicle-tracking unit combined with customized vehicle use and tracking reports presents an opportunity to increase the attractiveness of the Company's GPS offerings.

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

     Benefits of GPS System

     Benefits to Golf Course Owners and Management
     ---------------------------------------------

     The Company believes that a selection of one of its systems will be a valuable tool for managing a golf course. The system pinpoints course bottlenecks in real time, and in theory should significantly increase revenues through greater operational efficiencies and new revenue sources. The system also allows course administrators to view and analyze data and statistics relating to the overall course operation and functionality. In particular, management benefits from the following:

     o increased golf course revenue by increasing pace-of-play,

     o increased ability to sell food, beverage and pro shop items to golfers on the course,

     o potential advertising revenues through handset advertising,

     o enhanced ability of course marshals/rangers to monitor and manage pace-of-play in an impersonal and non-offensive manner,

     o greater golfer satisfaction and playing enjoyment which enhances golfer loyalty and attracts new golfers,

     o management's ability to interact with all golfers on course, whether in carts or walking,

     o  monitors  and  manages  tournament  play  and  leader  board,   attracts
     tournaments to course,

     o provides messaging capability to each user from the pro shop (a prompt to speed up play) or to alert all golfers about an impending storm and provide emergency response access, and

     o provides comprehensive custom prepared management reports.


     Benefits to Golfers
     -------------------

     The Company believes a GPS system will increase golfers' enjoyment of their golf game by providing them with accurate and real time data and information displayed by cart mounted units or portable handsets attached to power carts, hand carts or carry bags. The handsets provide golfers with instant data relating to ball position and golf course information, which is needed to facilitate "game and shot management". In particular, the Company believes golfers will benefit from the following features: o real time information to 100% of the golf course, o instant drive measurements from the tee, o distance measurements to the flagstick, hazards, sand traps and land marks, constantly updated via DGPS technology, o detailed LCD screen layout of the entire golf course, each hole and each green including green contours, o professional golf tips for each hole and course, o ability to order food, beverages and pro-shop supplies while on the course, o receipt of important messages such as weather and storm advisories, o emergency response access, o detailed digital score card, o ability to request attendance of the course marshal/ranger, or notification of need for medical attention, o increased pace-of-play, o instant access to Professional Golfers Association rules and local rules, o access to tournament information, o real time event information, and o access to promotions and advertisements.

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

              The Company's five-year plan seeks to capitalize on the immediate demand of the golfing and wireless industry. The Company intends to sell licenses and distributorships internationally and to select regions within North America. A regular print and electronic mail program has been implemented to increase corporate and product awareness and includes golf course owners, golf course professionals, club managers and directors and appropriate associations.

         Brochures & Print Material
         The Company's corporate and product literature is updated regularly to reflect the Company's branding efforts. Brochure and print material are used as direct-mail pieces and as information handouts to potential customers and shareholders.

         Web Site
         The Company's corporate web sites, inforetech.com and proshot.com, serve as a portal providing information on the Company, management, products, marketing, sales, careers, technology, investor relations and all other divisions central to the Company's operations. The web sites also act as a promotional activity for product installations, which supports ongoing marketing efforts.

         Trade Shows
         As part of its marketing strategy, the Company attends the golf industry's major trade shows. The Company also attends annually the Orlando PGA trade show in February. The Company attends at least two Professional Golf Association trade shows annually and attends international and regional shows throughout North America to gain worldwide recognition.

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

     The Company's intended marketing activities include:

          o direct contact with golf course decision makers at trade shows and by personal contact, mail, advertising and telephone to inform them of our products,

          o soft-sell opportunities such as speaking at industry related conferences to establish and help solidify our position as a leader in the field, and

          o quality media coverage to promote greater awareness of our systems.

     The Company  currently  intends to  implement  these  activities  through a
     communications    program   consisting   of   the   following   traditional
     methodologies:

          o brochures and print material

          o web sites and web site promotion

          o trade shows

          o trade magazines

          o mail-outs

          o newsletters

          o foundations and associations

          o multi-media programs


Manufacturing Process

     The Company has a limited in-house manufacturing capability at its Vancouver, British Columbia main office, however has full manufacturing capabilities at the Shortgrass facility to produce the On Course product. The Company's manufacturing operation consists primarily of testing sub-assemblies and components purchased from third parties, system configuration, final assembly and testing of pre-production units. The Company also uses these facilities for developing the manufacturing process and documentation for outsourcing to turnkey suppliers. The Company's future success will depend, in significant part, on its ability to obtain turnkey high volume manufacturing at low costs. The Company is currently dependent on sole source suppliers for certain key parts used in its product. The Company does not carry significant inventories of these parts and at this time does not have long-term supply arrangements. The Company is also seeking manufacturing capabilities overseas by a contract manufacturer.

Competition

     GPS based golf management systems installed in North America to date have been installed predominately at high end resort courses principally by the suppliers indicated below.


        Company                Founded          System           Mounting
        ------------------- ---------------- ---------------- ---------------

        ParView, Inc.           1994            ParView          Cart
        Sarasota, Florida
        ------------------- ---------------- ---------------- ---------------

        ProLink, Inc.            NA             ProLink          Cart
        Chandler, AZ
        ------------------- ---------------- ---------------- ----------------

        UpLink Corp.            1998            UpLink           Cart
        Austin, TX
        ------------------- ---------------- ---------------- ----------------

         The Company has thoroughly investigated each of these companies and systems at several levels including:

          o using competitor systems at golf courses,

          o discussions with our Advisory Board, golf course professionals and golfers about the advantages or disadvantages of these systems,

          o discussions at golf trade shows with the personnel of competitor systems

          o and visits to competitor offices to discuss and review system features with competitor management and technical personnel.

History of the Company.

     The Company was incorporated on December 12, 1995 as Diversified Marketing Services, Inc. ("DMS"). On February 2, 2000, Inforetech Golf Technology 2000 Inc. ("Inforetech 2000") was recapitalized and acquired IWTI, an inactive Nevada corporation which trades on the Over-The-Counter Bulletin Board.

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

     Pursuant to the SEF Agreement, the terms of common stock equivalents of Inforetech 2000 outstanding at February 2, 2000, including options and warrants to purchase common stock of Inforetech 2000 and its convertible loans and promissory notes, have been modified to entitle holders to receive Class A and Class B common stock in IWTI upon exercise or conversion, on a basis consistent with each instrument's original terms.

PATENTS

The Company has obtained certain patents and filed for further patents including the following:

1.       Hand Held communicator U.S. Patent
2.       Charging base for Electronic Apparatus
3.       Recreational Facility Management System
4. Right to use Player Positioning and Distance finding system (contracted thru agreement)
5. Ruggedized Sports PDA with communications capabilities and accessories

The Company also has developed Proprietary Intellectual Property.

     The Company is seeking further patent protection for various proprietary aspects of its products and technologies. However, even if the Company were to be granted all of the patent protection which it seeks, no assurances can be given that Company would be able to prevent other companies from developing substantially similar products. Furthermore, there can be no assurance that the Company's pending patents will be awarded, and litigation may be necessary to protect the Company's patents, and there can be no assurance that the Company will have the financial resources to pursue such litigation. In addition to pursuing patent protection, the Company also relies on various trade secrets for its unpatented proprietary technology. However, trade secrets are difficult to protect, and there can be no assurances that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. While the Company has a policy of having its employees and consultants execute non-disclosure agreements regarding confidential information, there can be no assurance that these agreements will be enforceable or will provide meaningful protection for the Company's trade secrets or other proprietary information.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located in Vancouver, BC, Canada in an approximately 8,000 square foot facility. The current lease expires in 2004 and has one three-year renewal option. The Company believes that its facilities are adequate to meet its current needs and that our future growth can be accommodated by leasing additional or alternate space near to our current facilities. Due to the cut backs and contract manufacturing there is no need for further space and we will consider the possibility of a further reduction in space and expand as required.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material. Also the Company is a defendant in a lawsuit brought by a holder of a note in the amount of $295,000, plus expenses and interest. The note arose due to the Proshot acquisition. ProShot is also a defendant in a number of lawsuits. ProShot intends to file Chapter 7 petition under the federal bankruptcy laws by May 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the shareholders of the Company during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Year Ended December 31, 2001              High            Low
First Quarter                             1.75            0.22
Second Quarter                            0.46            0.20
Third Quarter                             0.33            0.06
Fourth Quarter                            0.10            0.03

Year Ended December 31, 2000              High            Low
First Quarter                             10.22           6.75
Second Quarter                             9.50           5.125
Third Quarter                              6.59           4.375
Fourth Quarter                             5.12           0.625

     As of March 30, 2002 the number of security holders of record of the Company's Class A Stock was approximately 3,500.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Inforetech  has  developed  a stage of a  pace-of-play  information  system
(Inforemer), for golf courses. The Company's innovative and cost-effective products provide wireless communications and global positioning system ("GPS") solutions for mobile and fixed asset management applications. The Company has targeted the golf market for the initial product launch of its cart mount and hand-held Portable Recreational Devices (PRD). Inforetech has tested the product in five installations through 15,000 rounds of play and is now taking orders.

     The Company is the only provider of GPS based golf solutions to offer both hand-held and cart-based products. The Company's hand-held product, the Inforemer, (developed by Inforetech) is a high-resolution device that can be carried or attached to a golf bag or power cart. The Inforemer display gives a full overview of the course at each hole, including the topography of each green, distance measurements to the pin, green-side bunkers and water hazards. The system also allows course management to monitor the current and past location of each player, enabling course management to control traffic, increase the pace of play of golfers and thereby increase golf course revenue. In addition, the system offers clubhouse management the ability to instantly communicate with players, and through wireless communications offer the golfer merchandise or refreshments. The Company's cart mount systems include the same functionality as the hand-held units but also include advanced graphics, color displays and mobile asset tracking capabilities, among other features. This product is currently under a agreement with Shortgrass Technologies, Inc. ("STI") for distribution outside the USA.

     The Company realized that it would take a greater amount of time to reach a profit with the burdened overhead. Management has decided to reduce operating costs through the appointment of distributors and out sourcing the majority of the overhead as well as manufacturing. The Company's focus will be on the European markets through its distributor network with additional focus on the resort type courses in the USA and Canada.

Acquisition of Proshot Golf,Inc.

     On November 7, 2000, the Company signed an agreement to purchase ProShot Golf, Inc. ["ProShot"]. On January 12, 2001 [the "Closing Date"], the transaction was consummated and the Company acquired all of the outstanding capital stock of ProShot. In consideration, the shareholders of ProShot received an aggregate of 4,500,000 shares of Class A Common Stock of the Company. Out of the 4,500,000 shares, 765,000 were placed in escrow in connection with the indemnification obligations of ProShot under the acquisition agreement. In addition, employees of ProShot received stock options of the Company in exchange for vested and unvested stock options of ProShot. ProShot was a manufacturer of global positioning systems based distance measuring equipment for golf courses.

     On September 21, 2001, after receiving notices of defaults from a group of Inforetech shareholders [the "Guarantors"], who guaranteed certain debt of ProShot owed to ProShot's bank lender (the "Bank") the Company and one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of ProShot assets by the Bank, so that the Bank debt and ultimately the obligation of the Guarantors to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.

The principal terms of the agreement were:

o The Company would assist ProShot's Bank in foreclosing on ProShot's assets. Any proceeds from the foreclosure would go to reduce ProShot's debt to the Bank and hence the Guarantors obligation to the Bank.

o The Guarantors may advance funds on their behalf and on behalf of the Bank for the specific purposes of protecting the value of ProShot's assets including funds to meet ProShot employee payroll. After August 31, 2001, the Company shall have no responsibility for advancing any further payroll and related expenses to ProShot or ProShot's employees.

o Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted are the obligation of the Company to indemnify the Guarantors for any losses or payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company director from his personal guarantee of one-sixth of the total of Letters of Credit outstanding in favor of The Associates and Trimble Navigation, Ltd. currently totaling $708,000. Upon such releases in the total amount of $1,118,000, the Company shall issue to the Guarantors, or their designees, 11,180,000 shares of Common Stock. This term was subsequently amended in an October 16, 2001 agreement - see below.

o The Guarantors agreed to use their best efforts to obtain from the Bank a release of ProShot from its obligations to the Bank upon the transfer of title of all of ProShot's assets to the Bank.

o The Guarantors agreed to use their best efforts to cause any party acquiring the former assets of ProShot to issue a license to the Company for use of the GAT patent (a current asset of ProShot) during the life of the GAT patent, on terms and conditions no less favorable than any other party to which such a license is issued.

     On October 16, 2001, the September 21, 2001 asset transfer agreement was amended by a further agreement between the Guarantors, the Company and one of its directors. The principal terms of the amendment are:

o On or before December 31, 2001, the Company was to pay to the Guarantors ProShot employee delinquent payroll taxes of $62,626 through August 31, 2001, plus any interest and penalties yet to be calculated. Any ProShot sales or property taxes paid by the Company after the date of the agreement will go to reduce the total amount owed by the Company in respect of delinquent payroll taxes.

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

     On October 31, 2001, the Bank exercised its right to foreclose on and dispose of all of ProShot's assets [the "Foreclosed Assets"] with the exception of two golf course lease receivables and related equipment, which were assigned to Charles Aalfs [the "Aalfs Leases"], a creditor of ProShot, in a Collateral Assignment dated January 20, 1998. Both golf courses are delinquent in their payments under these leases and ProShot is delinquent in its payments to Charles Aalfs under the Collateral Assignment. Charles Aalfs has commenced legal action against ProShot so that any future payments, under the Aalfs Leases, might be paid directly to him. The Company will no longer be defending this action. The carrying value of the Aalfs Leases was fully written off on that date and recorded has an administration expense on that date as a result of the foreclosure and the legal action brought by Charles Aalfs.

     On October 31, 2001, the Foreclosed Assets were purchased from the Bank by ProShot Investors, LLC. The purchase was completed by the delivery of $450,000 to the Bank by the Guarantors, which also served to support the Guarantors' obligation for the full amount of the Bank's loan to ProShot. Since, the Bank's conditions under the Conditional Release Agreement have now been met. ProShot's debt under the Business Loan Agreement unconditionally became the debt of the Guarantors. The Guarantors paid off the remainder of the Bank loan on November 2, 2001. On November 7, 2001, the Bank provided a letter to ProShot stating that it's obligation under the $4.5m line of credit had been unconditionally released.

     At the time of the ProShot acquisition the Company placed 960,000 Class A Common Shares of Inforetech Wireless Technology in escrow. These escrow shares were to be released to the Guarantors, over a period of time, should the Company not be able to fully release the Guarantors from their guarantees of various ProShot debts, including the $4,000,000 Bank line of credit, in place at the time of acquisition. As a result of the foreclosure these escrow shares are now to be released to the Guarantors in full.

     The Company terminated all of ProShot's employees on October 15, 2001. One of these employees had an employment contract which included six months of severance pay. The estimated cost of severance for this employee is $40,000 and has been accrued as at December 31, 2001.

     The Company intends to file a petition under Chapter 7, of the US Bankruptcy Code with respect to ProShot.

     As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $28,685,990 at December 31, 2001 and, as of that date, a working capital deficiency of $9,257,154. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

     Subject to obtaining adequate working capital the Company intends to establish worldwide industry leadership in wireless GPS-based golf technology and leverage this market position into other recreational market segments, such as hiking and skiing. Within the golf segment, the Company intends to build on its industry leading position by: (i) offering reliable, high quality GPS-based wireless solutions; (ii) competitively pricing its wireless solutions by offering economic and tax friendly customized leasing solutions; (iii) leveraging its strategic and technological relationships; (iv) selectively acquiring providers of GPS-based products and services to expand its installed base and product offering; and (vii) building brand awareness.

     The Company will have product to market throughout the European and Asian and also in North American markets in 2002, as the Company has successfully tested the product with 15,000 played rounds.

     Prior to entering the European market, it was in the company's best interest to hire an International President, therefore the Company and Colin Surman have agreed to an employment contract. With the experience Mr. Surman brings to the Company in the European and Asian market place, we feel confident that the Company will lead the way to product introduction in mid 2002.

     The Company also realized it would be best to have the hand held Inforemer and a cart mount device prior to market entry. After the research was complete, Inforetech Wireless Technology signed a Purchasing Contract with Shortgrass Technologies Inc. for world marketing rights excluding the United States. The Company realized that Shortgrass had the best stationary cart mount product in the industry and we are proud to distribute this product as the "On Course" system along with the hand held Inforemer as this will make us the only Company in the world with both Hand Held and Stationary Cart Mount products.

Results of Operations:

Year ended December 31, 2001 compared with year ended December 31, 2000

Revenue and cost of goods sold

     During the year ended December 31, 2001 all revenue and cost of goods sold was from the operations of ProShot. During the fourth quarter of 2001 all operations related to ProShot have been reclassified to discontinued operations.

Administration

     Administration expenses decreased by $83,752 from $2,201,317 for the year ended December 31, 2000 to $2,117,565 for the year ended December 31, 2001. Administration expenses consist of legal, audit, investor relations and consulting fees as well as salaries and employee related costs.

Depreciation and amortization

     Depreciation and amortization increased by 25% from $68,453 to $85,730. This increase is attributable to increase in the property and equipment asset base.

Sales and marketing

     Sales and marketing expenses decreased by $85,650 from $596,060 for the year ended December 31, 2000 to $510,410 for the year ended December 31, 2001. This decrease is attributable to the reduction of marketing expenses since the discontinuance of ProShot's operations in the fourth quarter of 2001.

Research and Development

     Research and development decrease by 85% for the year ended December 31, 2001 as opposed to the year ended December 31, 2000. This $2,720,413 decrease is attributable to the fact that the Company's product reached its final stages of development during 2001 and is ready for distribution to the marketplace.

Finance Costs

     The increase in finance costs of $480,413 from $1,447,920 for the year ended December 31, 2000 to $1,928,333 for the year ended December 31, 2001, is due to the increase in finders fees and other expenses incurred to obtain additional financing for the Company. Most of these expenses relate to the non-cash cost of the beneficial conversion features with three of the loans and the non-cash cost of issuing stock and warrants in connection with the debt financing.

Interest expense

     Interest expense increased by 129% from $97,732 for the year ended December 31, 2000 to $224,183 for 2001. This $126,451 increase is related to the accrued interest on additional financing received by the Company during 2001.

Loss from discontinued operations

     In the fourth quarter of 2001 the Company discontinued all operation of its subsidiary ProShot, therefore all operations related to ProShot have been reclassified to discontinued operations. The loss from discontinued operations was $9,680,675 for the year ended December 31, 2001.

Extraordinary Loss on Extinguishment of Debt

     In October 2001, the Company settled $363,055 of accounts payables with various vendors by issuing 1,800,102 shares of the Company's common stock which was valued at $70,204 at the date of issuance, therefore $292,851 was recorded as a gain on extinguishment of debt. In 2000, pursuant to the terms of the Share Exchange and Finance Agreement dated December 16, 1999, the Company committed to issuing 960,332 Class A common shares in settlement of notes in the amount of $350,000. In connection with the early extinguishment of this debt the Company has recorded an extraordinary loss of $427,869 based on the difference between the fair value of the common shares issued and the carrying value of the debt settled.

 Liquidity And Capital Resources

     At December 31, 2001 the Company had significant debt liabilities. At December 31, 2001 the working capital deficit was $9,257,155 compared to $3,379,545 at December 31, 2000.

     Operating activities used cash of $1,562,523 and $4,436,703 for the year ended December 31, 2001 and December 31, 2000 respectively. The decrease in cash usage was principally attributable to, the asset impairment related to ProShot of $10,317,457, a $3,506,465 increase in accounts payable and accrued liabilities, offset by gain on extinguishment of debt for ($4,113,921), reclassification of certain liabilities to discontinued operations of ($1,118,000) and net loss from operations of ($15,231,570).

     Investing activities provided $1,524 during the year ended December 31, 2001 as opposed to consuming ($171,290) for the year ended December 31, 2000.

     Financing for the year ended December 31, 2001 provided cash of $754,388 as opposed to $4,608,523 in 2000. In 2001 the Company raised a total of approximately $2,500,000, consisting of $1,185,000 through a loan from Diversified investors which is currently in default, $100,000 from the issuance of common stock, $50,000 for the issuance of two convertible loans and $1,200,000 of loans from bank indebtedness. In 2000 the Company raised a total of $4,202,000 of equity, $3,102,000 through a private placement of common stock, $1,000,000 through a second private placement of common stock and $100,000 of common stock from the exercise of an option. The Company raised $2,100,000 through three separate loan transactions. The first involved the sale of $1,000,000 in principal amount of Series A 8% convertible Notes due August 4, 2003 and warrants to purchase up to 100,000 shares of Class A common stock to Augustine Funds, L.P. The notes are convertible (plus related interest expense) into Class A common stock at the lessor of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common shares for the five days immediately preceding the conversion date. The second transaction involved the sale of $1,000,000 in principal amount of 8% Convertible Debenture due August 4, 2005 and warrants to purchase up to 100,000 shares of Class A common stock Shaar Fund Ltd. The debenture is convertible (plus related interest expense) into Class A common stock at the lessor of (i) $5.25 or (ii) 75% of the average of the lowest three closing bid prices of the Company's common shares during the ten trading days immediately preceding the conversion date. The third involved a short-term loan of $100,000. From the above proceeds the company repaid loans of $1,500,000 and promissory notes of $ 188,687.

Management's near term financing plans include:

     o Actively seeking, and negotiating with, potential joint venture partners in the Far East and Europe.

     o Negotiations with various intermediaries in respect of the refinancing of equipment leases held by third parties, and, the introduction of a new leasing program for the Company's products.

     o The pursuit of opportunities for a private equity offering and/or debt financing.

The outcome of these efforts cannot be assured. The Company survival will depend on its ability to raise funds by way of debt or equity and its ability to restructure present liabilities. The Company may be required to seek protection under bankruptcy laws or suspend certain parts of its operation if it is unable to raise sufficient capital.

     The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As of December 31,2001 and the date of this report, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time. Accordingly, additional financing will be required to commercialize the Inforemer product and working capital to gear up production, of that product and the three products in the ProShot product line. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and seek protection under applicable bankruptcy laws.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Filed herewith are the following financial statements:


                     INFORETECH WIRELESS TECHNOLOGIES, INC.
                              FINANCIAL STATEMENTS



                                      INDEX
                                                                 Page Number
                                                             -------------------
INDEPENDENT AUDITORS' REPORT                                         F - 1

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                 F - 2

       Statements of Operations                                      F - 3

       Statements of Stockholders' Equity                            F - 4

       Statements of Cash Flows                                      F - 5(a)(b)

       Notes to Financial Statements                            F - 6 to F - 28

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Inforetech Wireless Technology, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Inforetech Wireless Technology, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforetech Wireless Technology, Inc. at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 2. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/Feldman Sherb & Co., P.C.
                                               Feldman Sherb & Co., P.C.
                                               Certified Public Accountants

May 10, 2002
New York, New York

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001




                                     ASSETS

 Currents assets:
 Cash                                                            $          113
 Inventories                                                             99,048
 Prepaid expenses and other current asets                                39,807
                                                                   -------------
           Total current assets                                         138,968

 Deferred financing costs                                               370,182

 Property and equipment, net                                            175,437
                                                                   -------------
                                                                 $      684,587
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Currents liabilities:
 Loan payable in default                                         $    1,185,000
 Accounts payable and accrued liabilities                             3,195,388
 Guarantee of debt of discontinued operations                         1,118,000
 Current portion of lease obligations under capital leases                6,060
 Promissory notes                                                     1,569,757
 Convertible loans                                                       50,000
 Convertible loans - related parties                                    260,121
 Loans payable - related parties                                        699,547
 Liabilities of discontinued operations                               1,312,250
                                                                   -------------
          Total current liabilities                                   9,396,123


 Long term obligations under capital leases                              16,302
 Convertible note                                                       462,751
 Convertible debenture                                                  705,078
                                                                   -------------
                                                                     10,580,254
                                                                   -------------

 Stockholders' deficit:
 Class A common stock, $.001 par value, 100,000,000 authorized
 39,249,152 issued and outstanding                                       39,249
 Class B common stock, $.001 par value, 10,000,000 authorized
 100,000 issued and outstanding                                             100
 Accumulated other comprehensive income                                 806,194
 Additional paid-in capital                                          17,944,780
 Accumulated deficit                                                (28,685,990)
                                                                   -------------
      Total stockholders' deficit                                    (9,895,667)
                                                                   -------------
                                                                 $      684,587
                                                                   =============




                 See notes to consolidated financial statements

               INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Years Ended
                                                             December 31,
                                                   -----------------------------
                                                       2001              2000
                                                   --------------    -----------


 OPERATING EXPENSES:
 Administration                                 $      2,117,565  $   2,201,317
 Depreciation and amortization                            85,730         68,453
 Sales and marketing                                     510,410        596,060
 Research and development                                494,084      3,214,497
                                                   --------------    -----------
                                                       3,207,789      6,080,327
                                                   --------------    -----------

 Loss before other income (expense)                   (3,207,789)    (6,080,327)
                                                   --------------    -----------

 Other income (expenses):
 Finance costs                                        (1,928,333)    (1,447,920)
 Interest expense                                       (224,183)       (97,732)
 Loss on foreign exchange                               (483,441)             -
 Interest income                                               -         14,656
                                                   --------------    -----------
 Total other income (expenses)                        (2,635,957)    (1,530,996)
                                                   --------------    -----------

 Loss from continuing operations                      (5,843,746)    (7,611,323)
                                                   --------------    -----------

 Discontinued operations:
      Loss from discontinued operations               (9,680,675)             -
                                                   --------------    -----------

 Loss before extraordinary items                     (15,524,421)    (7,611,323)

 Gain (loss) on extinguishment of debt                   292,851       (427,869)
                                                   --------------   ------------
 Net loss                                       $    (15,231,570) $  (8,039,192)
                                                   ==============   ============

 Loss per common share - basic and diluted
 Continuing                                     $          (0.25) $       (0.74)
 Discontinued                                              (0.41)             -
 Extraordinary                                              0.01          (0.04)
                                                   --------------    -----------
                                                $          (0.65) $       (0.78)
                                                   ==============    ===========

 Weighted average number of common
 shares outstanding - Basic and diluted               23,355,677     10,258,224
                                                   ==============    ===========





                 See notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                               Class A               Class B
                                            Common stock          Common stock
                                      ---------------------- --------------------- Additional   Other                     Total
                                        Number                  Number              Paid-In  Comprehensive Accumulated Stockholders'
                                       of shares    Amount    of shares     Amount   Capital    Income      Deficit      Deficit
                                      ----------- ---------- -----------  -------- --------- ------------- ----------- -------------

 Balance, January 1, 2000              2,173,917 $  2,175   7,195,750   $   7,196 $ 1,949,131 $     -     $(5,415,229) $ (3,456,727)

 Common stock issued for debt          1,122,832    1,122        -            -     1,001,650       -            -        1,002,772
 Common stock issued for cash            222,223      222        -            -       999,778       -            -        1,000,000
 Common stock issued for services        261,333      261        -            -          -          -            -              261
 Common stock issued for acquisition   6,156,000    6,156        -            -       (49,309)      -            -          (43,153)
 Common stock for cash
  in reverse acquisition                 875,000      875        -            -     3,101,125       -            -        3,102,000
 Stock based compensation                   -        -           -            -       342,035       -            -          342,035
 Conversion of Class B shares
  to Class A shares                      193,720      194    (193,720)       (194)       -          -            -             -
 Common stock issued for
  related party loan                     193,720      194        -            -       193,526       -            -          193,720
 Exercise of stock options               100,000      100        -            -        99,900       -            -          100,000
 Beneficial conversion feature              -        -           -            -       271,333       -            -          271,333
 Detachable warrant and beneficial
  conversion on convertible note            -        -           -            -     1,000,000       -            -        1,000,000
 Detachable warrant and beneficial
  conversion on convertible debenture       -        -           -            -     1,000,000       -            -        1,000,000
 Warrants issued as finders fee             -        -           -            -        16,300       -            -           16,300
 Detachable options issued with note        -        -           -            -        79,836       -            -           79,836
 Net loss                                   -        -           -            -          -          -      (8,039,192)   (8,039,192)
                                      ----------- ---------- -----------  -------- ------------ ---------- -----------  ------------

 Balance, December 31, 2000            11,298,745  11,299   7,002,030       7,002  10,005,305       -     (13,454,421)   (3,430,815)

 Acquisition of ProShot Golf Inc.       4,500,000   4,500        -            -     4,495,500       -            -        4,500,000
 Stock options issued upon
  acquisition of ProShot Golf Inc.           -       -           -            -       275,000       -            -          275,000
 Stock options issued for services           -       -           -            -        46,371       -            -           46,371
 Share purchase warrants issued              -       -           -            -     1,322,500       -            -        1,322,500
 Common stock issued for debt             219,326     219        -            -        53,167       -            -           53,386
 Conversion of Class B shares
  to Class A shares                     6,902,030   6,902  (6,902,030)     (6,902)       -          -            -             -
 Common stock issued for services       7,176,148   7,176        -            -       538,731       -            -          545,907
 Common stock issued to service
  debt guarantee                          300,000     300        -            -        92,700       -            -           93,000
 Common stock issued for debt           1,185,047   1,185        -            -       437,282       -            -          438,467
 Common stock issued upon
  conversion of debt                    1,638,921   1,639        -            -       204,369       -            -          206,008
 Common stock issued for cash              80,000      80        -            -        99,920       -            -          100,000
 Common stock issued as
  finder's fee on convertible debt         20,000      20        -            -       124,980       -            -          125,000
 Common stock issued for
  accounts payable                      1,947,771   1,948        -            -         79,338      -            -           81,286
 Conversion of convertible notes        2,481,164   2,481        -            -         96,117      -            -           98,598
 Common stock issued as finders fee     1,500,000   1,500        -            -         73,500      -            -           75,000

 COMPREHENSIVE LOSS:
 Net loss                                    -       -           -            -           -         -     (15,231,570)  (15,231,570)
 Foreign currency translation
  gain net of taxes of $0                    -       -           -            -           -         806,194      -          806,194
                                                                                                                        ------------
 TOTAL COMPREHENSIVE LOSS                                                                                               (14,425,376)
                                                                                                                        ------------
                                       ---------- -------  -----------  ---------- -----------   -------  ------------- ------------
 Balance, December 31, 2001            39,249,152 $39,249     100,000  $      100  $17,944,780  $806,194 $ (28,685,991)$ (9,895,667)
                                       ========== =======  ===========  ========== ===========   =======  ============= ============






                 See notes to consolidated financial statements

          INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                             December 31,
                                                     ---------------------------
                                                          2001         2000
                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from operations                           $ (15,231,570) $ (8,039,192)
                                                     -------------  ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                        1,696,063        68,453
   Net liabilities from
    discontinued operations                            (1,312,250)           -
   Guarantee of debt of
    discontinued operations                            (1,118,000)           -
   Asset impairment                                    10,317,457            -
   Gain on extinguishment of debt                      (4,113,921)           -
   Loss on removal of course equipment                     45,315            -
   Loss on disposal of furniture and equipment             47,271            -
   Expenses paid by issuance of stock                     115,500            -
   Stock based compensation                               521,376       342,035
   Accretion of benefit related to
    convertible debt                                      309,425     1,325,544
   Accretion of finance costs related to
    warrants and options                                  749,406       173,566
   Amortization of finance costs                          171,268         9,203
   Bad debt expense                                       343,945            -
   Common stock issued in consideration
    of debt financing                                     238,600            -
   Extraordinary loss on settlement of debt               201,458       427,869

  Changes in operating assets and liabilities:
   Accounts receivable                                     38,822        17,030
   Investment in leases                                 1,348,631           -
   Prepaid expenses and deposits                          110,413        77,340
   Inventory                                              331,744       (44,998)
   Deposits                                               (27,473)           -
   Other assets                                            34,130            -
   Accounts payable and accrued liabilities             3,506,465     1,206,447
   Other long-term liabilities                            113,402            -
                                                        ----------  ------------
NET CASH USED IN OPERATING ACTIVITIES                  (1,562,523)   (4,436,703)
                                                        ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                       (66,902)     (134,626)
 Purchase of course equipment                            (121,069)           -
 Proceeds from disposal of
  furniture and equipment                                     643            -
 Costs of acquisition of
  ProShot Golf, Inc.                                      (48,000)      (36,664)
 Cash acquired upon the acquisition
  of ProShot Golf, Inc.                                   272,237            -
 Restricted cash                                          (35,385)           -
                                                         ---------  ------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                       1,524      (171,290)
                                                        ----------  ------------

CASH FLOWS FROM FINANCING ACTIVTIES:
 Common stock issued for cash                             100,000     4,202,000
 Share purchase warrants issued for cash                   45,000            -
 Principal payments under capital lease obligations        (6,024)       (3,486)
 Payments on lease contract obligations                (2,203,520)           -
 Borrowings on lease contract obligations                 549,464            -
 Loan proceeds                                          1,185,000     2,100,000
 Finder's fee                                             (47,400)      (75,000)
 Loan repayments                                         (100,000)   (1,500,000)
 Borrowings under bank indebtedness                     1,231,868        73,696
 Borrowing on repayment of promissory notes                  -         (188,687)
                                                         ---------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       754,388     4,608,523
                                                        ----------  ------------
EFFECT OF EXCHANGE RATE ON CASH                           806,194            -

NET INCREASE (DECREASE) IN CASH                              (417)          530

CASH - BEGINNING OF YEAR                                      530            -
                                                        ----------  ------------
CASH  -END OF YEAR                                  $         113  $      530
                                                        ==========  ============


                 See notes to consolidated financial statements

                                     F-5(a)

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock issued on
    conversion of convertible notes                 $     304,606  $    418,623
                                                        =========   ============
   Common stock issued to settle debt               $     491,854  $    777,869
                                                        =========   ============
   Common stock issued for services                 $     258,511  $         -
                                                        =========   ============
   Warrants issued for services                     $      52,500  $         -
                                                        =========   ============
   Beneficial conversion features                   $     309,425  $  1,325,544
                                                        =========   ============
   Warrants issued in consideration
    of debt financing                               $     712,300  $    238,326
                                                        =========   ============
   Extraordinary loss on extinguishment
    of debt                                         $          -   $    427,869
                                                        =========   ============
   Stock options issued in consideration
    of debt financing                               $      14,250  $         -
                                                        =========   ============
   Common stock issued upon purchase
    of ProShot Golf, Inc.                           $   4,500,000  $         -
                                                        =========   ============
   Common stock issued in consideration
    of debt financing                               $     238,600  $         -
                                                        =========   ============
   Stock options issued upon purchase
    of ProShot Golf, Inc.                           $     275,000  $         -
                                                        =========   ============
   Common stock issued in settlement
    of accounts payable                             $     179,044  $         -
                                                         ========   ============






                 See notes to consolidated financial statements

                                     F-5(b)

              INFORETECH WIRELESS TECHNOLOGY INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                 For the years ended December 31, 2001 and 2000


1. NATURE OF OPERATIONS

Inforetech Wireless Technology, Inc., a Nevada corporation, and its wholly-owned subsidiary, InForetech Golf Technology 2000, Inc. (collectively the "Company") are involved in the development of golf course management technology. The Company is in the process of developing a hand-held Global Positioning Satellite ("GPS") technology and has not yet determined the ultimate economic viability of the technology. Commercial operations have not yet commenced. At December 31, 2001, the Company had substantially all of its assets and operations in Canada.

The Company acquired ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot is a California based company that manufactures, markets, leases, and installs an integrated GPS system that provides golfers with yardage readings and potential shot options from any location on a golf course. The ProShot GPS system is installed directly on golf carts.

Reverse acquisition of InForetech Golf Technology 2000 Inc.

These consolidated financial statements are the continuing financial statements of InForetech Golf Technology 2000 Inc. ("InForetech 2000"), a company incorporated in the province of British Columbia, Canada. On February 2, 2000, InForetech 2000 was recapitalized and acquired by Inforetech Wireless Technology Inc. ("IWTI") (formerly Diversified Marketing Services Inc., "Diversified"), an inactive Nevada corporation which trades on the Over-The-Counter Bulletin Board.

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

In connection with the transaction the 6,156,000 previously issued and outstanding common stock of IWTI were converted into Class A Common Shares of IWTI. On the closing of the SEF Agreement on February 2, 2000, IWTI acquired all of the issued and outstanding shares of InForetech 2000 by issuing 7,095,750 Class B common shares of IWTI and 7,095,750 Class A preferred shares of Inforetech Holdings Inc. to the founding shareholders of Inforetech 2000, and issuing 2,173,917 Class A common shares of IWTI to the non-founder shareholders of InForetech 2000. As a result of this transaction, the shareholders in InForetech 2000 acquired control of IWTI and retained their proportionate interests in InForetech 2000. Inforetech Holdings Inc. is a wholly owned, Canadian incorporated, subsidiary of IWTI.

Prior to the consummation of the acquisition and pursuant to the terms of the SEF Agreement, Mercer agreed to complete two private placements to raise a minimum of $3,150,000. During January 2000, Mercer completed its duties by delivering two private placements totaling $3,152,000. On January 20, 2000, IWTI completed the sale of 375,000 Class A common shares of IWTI at $4.00 per share to raise gross proceeds of $1.5 million and 400,000 Class A common shares of IWTI at $4.13 to raise gross proceeds of $1,652,000. From the gross proceeds of $3,152,000, $50,000 was paid as a finder's fee along with the issuance of 100,000 Class A common shares of IWTI.

This transaction is considered an acquisition of IWTI (the accounting subsidiary/legal parent) by InForetech 2000 (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of IWTI by InForetech Golf. Inforetech's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results are those of Inforetech 2000. At February 2, 2000, IWTI had net assets of $3,102,000 comprising the cash raised in the private placements, net of issue costs. IWTI had no other assets or liabilities at February 2, 2000. For purposes of this acquisition, the fair value of the net assets of IWTI have been ascribed to the outstanding common stock of IWTI deemed issued in the acquisition as follows:

                                                Number of
                                             Class A Shares       Amount

Original shareholders of IWTI                 6,156,000       $    (43,153)
Private placement, including finder's fee       875,000          3,102,000
                                                -------          ---------
                                              7,031,000         $3,058,847
                                              =========         ==========

The total legal expenses related to the SEF Agreement of $43,153 have been charged to additional paid in capital as a cost of the recapitalization and private placements.

Pursuant to the SEF Agreement, the terms of common stock equivalents of InForetech 2000 outstanding at February 2, 2000, including options and warrants to purchase common stock of InForetech 2000 and its convertible loans and promissory notes, have been modified to entitle holders to receive Class A and Class B common stock in IWTI upon exercise or conversion, on a basis consistent with each instrument's original terms.

Amalgamation of subsidiary companies

Effective June 30, 2000, the Company's subsidiaries, InForetech Golf Technology 2000 Inc., InForetech Golf Technology, Inc. and InForetech Holdings Inc. were amalgamated into one company which continues under the name InForetech Golf Technology 2000 Inc. As a result of the amalgamation, all of the Class A preferred stock of Inforetech Holdings Inc. were cancelled for no consideration.

Acquisition of ProShot Golf, Inc.

On November 7, 2000, the Company signed an agreement to purchase ProShot Golf, Inc. ["ProShot"]. On January 12, 2001 [the "Closing Date"], the transaction was consummated and the Company acquired all of the outstanding capital stock of ProShot. In consideration, the shareholders of ProShot received an aggregate of 4,500,000 shares of Class A Common Stock of the Company. (See Note 4)

Transfer of ProShot Assets to Guarantors

On September 21, 2001, after receiving notices of defaults from a group of Inforetech shareholders [the "Guarantors"] in regard to a finance agreement dated April 24, 2001, and the Company being unable to cure those defaults, the Company and one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of, ProShot's assets by its bank, so that the Bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced. (See Note 5)

Discontinuance of ProShot Operations

During the fourth quarter of 2001, the Company discontinued all operations of ProShot, accordingly all revenues, expenses and liabilities associated with ProShot in 2001 has been classified as discontinued in these financial statements. (See Note 5)

Filing for Relief under Chapter 7 of the Bankruptcy Laws

In 2002 ProShot is planning to file a petition for relief under Chapter 7 of the federal bankruptcy laws of the United States Bankruptcy Court. The financial statements have not been adjusted to reflect any possible Chapter 7 filing.

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

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $28,685,990 at December 31, 2001 and, as of that date, a working capital deficiency of $9,257,155. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

     Loss per share

     Basic loss per share is based on net loss divided by the weighted average common shares outstanding or deemed to be outstanding during the period. Diluted loss per share assumes exercise of in-the-money stock options and warrants outstanding into common stock at the beginning of the year or date of issuance, unless they are anti-dilutive.

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

     Foreign Currency Translation

     Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

     Property and equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the following estimated useful lives:



     Office equipment and furnishings              3-5 years
     Computer software                              3 years
     Leasehold improvements                       Lease term
     Tooling                                        3 years

     The Company leases certain of its office equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term.

     Depreciation expense for the years ended December 31, 2001 and 2000 was $85,730 and $68,453, respectively.

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

     Recent accounting pronouncements


     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. SFAS 141 supersedes APB 16,Business Combinations, and SFAS 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

     In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 supersedes APB 17, Intangible Assets, and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted.

     The Company expects to adopt SFAS 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the effect of adopting SFAS 144.


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

At December 31, 2001, these Stockholder Guarantees had not been released. Accordingly, during the period, the Company recorded costs of debt financing of $22,400, $17,600 and $11,200 for the three tranches of 80,000 shares to be released on July 13, 2001, August 13, 2001 and September 13, 2001, when the Company's common stock closing trading prices were $0.28, $0.22 and $0.14 respectively. Subsequent to the foreclosure on ProShot's assets on October 31, 2001, the remaining 560,000 escrow shares, including the 80,000 releasable on October 13, 2001, will be released to the Guarantors.

ProShot, based in California, is a manufacturer of global positioning system based distance measurement equipment for golf courses. The ProShot system is currently in use on courses throughout the United States, Canada, Europe, Asia and Australia.

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


Fair value of assets and liabilities acquired
Cash                                                        $       272,237
Accounts receivable                                               5,619,910
Inventories                                                       1,513,222
Other assets                                                      1,433,887
Capital assets                                                    1,969,911
Revolving line of credit                                         (3,524,729)
Other long-term liabilities                                     (11,023,995)
                                                                ------------
          Net                                                    (3,739,557)
                                                                 ===========

Purchase price
Common stock issued at $1.00 per share                            4,500,000
Acquisition costs                                                   677,859
Options issued                                                      275,000
Involuntary employee termination costs                               48,000
                                                               ------------
                                                                  5,500,859
                                                               ------------
Goodwill                                                      $   9,240,416
                                                               =============

5. TRANSFER OF PROSHOT ASSETS TO THE GUARANTORS AND DISCONTINUANCE OF OPERATIONS


Agreement by Company to assist in the foreclosure of certain of its assets

On September 21, 2001, after receiving notices of defaults from a group of Inforetech shareholders [the "Guarantors"] in regard to a finance agreement dated April 24, 2001, and the Company being unable to cure those defaults, the Company and one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of, ProShot's assets by its bank, so that the Bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.

The principal terms of the agreement are:

o The Company will assist ProShot's Bank in foreclosing on ProShot's assets. Any proceeds from the foreclosure will go to reduce ProShot's debt to the Bank and hence the Guarantors obligation to the Bank.

o The Guarantors may advance funds on their behalf and on behalf of the Bank for the specific purposes of protecting the value of ProShot's assets including funds to meet ProShot employee payroll. After August 31, 2001, the Company shall have no responsibility for advancing any further payroll and related expenses to ProShot or ProShot's employees.

o Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted are the obligation of the Company to indemnify the Guarantors for any losses or payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company director from his personal guarantee of one-sixth of the total of Letters of Credit outstanding in favor of The Associates and Trimble Navigation, Ltd. currently totaling $708,000. Upon such releases in the total amount of $1,118,000, the Company shall issue to the Guarantors, or their designees, 11,180,000 shares of Common Stock. This term was subsequently amended in an October 16, 2001 agreement - see below.

o The Guarantors agree to use their best efforts to obtain, from the Bank, a release of ProShot from its obligations to the Bank upon the transfer of title of all of ProShot's assets to the Bank.

o The Guarantors agree to use their best efforts to cause any party acquiring the former assets of ProShot to issue a license to the Company for use of the GAT patent (a current asset of ProShot) during the life of the GAT patent, on terms and conditions no less favorable than any other party to which such a license is issued.

Amendments to Agreement by Company to assist in the foreclosure of certain of its assets

On October 16, 2001, the September 21, 2001 asset transfer agreement was amended by a further agreement between the Guarantors, the Company and one of its directors. The principal terms of the amendment are:

o On or before December 31, 2001, the Company shall pay to the Guarantors ProShot employee delinquent payroll taxes of $62,626 through August 31, 2001, plus any interest and penalties yet to be calculated. Any ProShot sales or property taxes paid by the Company after the date of the agreement will go to reduce the total amount owed by the Company in respect of delinquent payroll taxes. As of the date of this filing this payment has not been made.

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

Foreclosure on ProShot's assets and release of ProShot's Bank debt

On October 31, 2001, the Bank exercised its right to foreclose on and dispose of all of ProShot's assets [the "Foreclosed Assets"] with the exception of two golf course lease receivables and related equipment, which were assigned to Charles Aalfs [the "Aalfs Leases"], a creditor of ProShot, in a Collateral Assignment dated January 20, 1998. Both golf courses are delinquent in their payments under these leases and ProShot is delinquent in its payments to Charles Aalfs under the Collateral Assignment. Charles Aalfs has commenced legal action against ProShot so that any future payments, under the Aalfs Leases, might be paid directly to him. The Company will no longer be defending this action. The carrying value of the Aalfs Leases was fully written off on that date and recorded as an administration expense on that date as a result of the foreclosure and the legal action brought by Charles Aalfs.

On October 31, 2001, the Foreclosed Assets were purchased from the Bank by ProShot Investors, LLC. The purchase was completed by the delivery of $450,000 to the Bank by the Guarantors, which also served to support the Guarantors' obligation for the full amount of the Bank's loan to ProShot. Since, the Bank's conditions under the Conditional Release Agreement have now been met, ProShot's debt under the Business Loan Agreement unconditionally became the debt of the Guarantors. The Guarantors paid off the remainder of the Bank loan on November 2, 2001. On November 7, 2001, the Bank provided a letter to ProShot stating that it's obligation under the $4.5 million line of credit had been unconditionally released.

The Foreclosed Assets were recorded at a fair value of $6,169,380. ProShot liabilities of $9,969,391, are attached to the Foreclosed Assets and consequently became the liabilities of ProShot Investors, LLC who acquired the Foreclosed Assets on October 31, 2001. The remaining ProShot liabilities of $2,430,250, will not be transferred to the ProShot Investors, LLC.

Release of escrow shares

At the time of the ProShot acquisition the Company placed 960,000 Class A Common Shares of Inforetech into escrow. These escrow shares were to be released to the Guarantors, over a period of time, should the Company not be able to fully release the Guarantors from their Guarantees of various ProShot debts, including the $4,000,000 Bank line of credit, in place at the time of acquisition. As a result of the foreclosure these escrow shares were to be released to the Guarantors in full.

Lay-off of all ProShot staff

The Company terminated all of ProShot's employees on October 15, 2001. One of these employees had an employment contract which included six months of severance pay. The estimated cost of severance for this employee is $40,000 and has been accrued as of December 31, 2001.

On October 16, 2001, the majority of ProShot's employees were recruited by ProShot Investors, LLC.

ProShot's results and liabilities classified as discontinued operations

The operations of ProShot contributed to the consolidated operations of Inforetech during Year ended December 31, 2001 as follows:

                Revenue                                    $      2,328,780
                Cost of sales                                    (1,186,519)
                Other expenses                                   (3,221,095)
                Asset impairment                                (10,317,457)
                Finance and interest                             (1,105,454)
                Extraordinary gain on
                 extinguishments of debt                          3,821,070
                                                             ---------------
                Loss from discontinued operations          $     (9,680,675)
                                                             ===============

The liabilities of ProShot classified as liabilities of discontinued operations at December 31, 2001 are as follow:

               Accounts payable and
                accrued liabilities                        $      1,054,250
               Loans payable related parties                        258,000
                                                               -------------
               Liabilities of discontinued operations      $      1,312,250
                                                               =============

Asset impairment resulting from transfer of ProShot's assets

As a result of the asset transfer discussed above, ProShot's assets no longer represent a future economic benefit to the Company from an operational perspective. The assets represent a future economic benefit only to the extent that they are able reduce ProShot's liabilities. This change in use has resulted in impairment in asset value and a corresponding write-down of $10,317,457.

6. PROPERTY AND EQUIPMENT

   At December 31, 2001, property and equipment consisted of the following:

   Office equipment and furniture              $    211,247
   Computer software                                 47,632
   Leasehold improvements                            73,531
   Tooling                                           16,508
                                                -----------
                                                    348,918
   Less: accumulated depreciation                  (173,481)
                                                -----------
                                               $    175,437
                                                ===========

7. CAPITAL LEASES

The Company leases certain equipment under capital lease agreements that expire at various dates through January 2006. At December 31, 2001, the gross amount of equipment and related accumulated amortization under capital leases recorded in property and equipment were as follows:


Office equipment and furnishings                     $ 34,333
Less: accumulated amortization                        (11,971)
                                                     ---------
                                                     $ 22,362
                                                     =========

Future minimum lease payments under capital leases as at December 31, 2001 are as follows:

             2002                                               $    9,135
             2003                                                    9,135
             2004                                                    7,101
             2005                                                    4,253
             2006                                                      355
                                                                  ---------
Total minimum lease payments                                        29,979
Less: amount representing interest                                   7,617
                                                                  ---------
Present value of minimum capital lease payments                     22,362
Less: current portion of obligations under capital leases            6,060
                                                                  ---------
Obligations under capital leases, excluding current portion     $   16,302
                                                                  =========

8. DEBT

The Company and its subsidiaries have significant debt liabilities. The following table is a summary of debt at December 31, 2001:


         Convertible note (Note 8a)                         $       462,751
         Convertible debt (Note 8a)                                 705,078
         Loan payable in default (Note 8b)                        1,185,000
         Note payable - related parties (Note 12c)                  699,547
         Convertible loans - related parties (Note 12d)             260,121
         Promissory notes (Note 8c)                               1,569,757
         Convertible loans  (Note 8d)                                50,000
                                                            ----------------
               Total Debt                                         4,932,254
               Less Current Portion                              (3,764,425)
                                                            ----------------
               Total Long-Term Debt                         $     1,167,829
                                                            ================

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

         The proceeds raised of $1,000,000 have been allocated to the debt ($671,876) and the warrants ($328,124) based on their relative fair values at the date the loan was received. The fair value of the warrants is considered a discount on the convertible note, with a corresponding credit to additional paid-in-capital. The debt discount is being amortized, based on an effective yield basis, over the three-year term of the note. During 2001 and 2000, $109,380 and 44,349, respectively, of the discount was amortized and included in financing costs, respectively, leaving an unamortized debt discount of $174,395.

         The note is convertible (plus related interest expense) into Class A common stock at the lesser of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common shares for the five days immediately preceding the conversion date. These terms give the holder an in the money conversion rate, the benefit of which is limited to the proceeds allocated to the debt. Accordingly, a beneficial conversion feature of $671,876 has been recognized as further discount on the convertible note liability with a corresponding credit to additional pain-in capital. The beneficial conversion feature is amortized to finance expense over the 180 day period from August 4, 2000 (date of note) to February 1, 2001 (the first possible date that the note may be converted). The finance expense relative to the beneficial conversion feature was $85,516 for 2001 and $586,360 for 2000, which is fully amortized at December 31, 2001.

         Shares held in the Company by a director guarantee the notes.

         Effective August 4, 2000, the Company entered into a securities purchase agreement with The Sharr Fund Ltd., relating to the sale of $1,000,000 in principal amount of 8% Convertible Debenture due August 4, 2005 and warrants to purchase up to 100,000 shares of Class A common stock. Interest of 8% accrues on this debenture from September 12, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on September 12, 2005.

         The proceeds raised of $1,000,000 have been allocated to the debt ($634,649) and the warrants ($365,351) based on their relative fair values at the date the loan was received. The fair value of the warrant is considered to be a discount on the convertible debenture, with a corresponding credit to additional paid in capital. The debt discount is being amortized, on an effective basis, over the five-year term of the debenture. During 2001 and 2000, $73,048 and $49,381, respectively, of the discount was amortized and included in financing costs, respectively, leaving an unamortized debt discount of $242,922. There is a further unamortized balance of $41,020 pertaining to financing costs.

         The debenture is convertible (plus related interest expense) into Class A common stock at the lesser of (i) $5.25 or (ii) 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. These terms give the holder an in the money conversion rate, the benefit of which is limited to the proceeds allocated to the debt. Accordingly, a beneficial conversion feature of $634,649 has been recognized as a further discount on the convertible debenture liability with a corresponding credit to additional paid in capital. The beneficial conversion feature is amortized to finance expense over the 180 day period from September 12, 2000 (closing date of debenture) to March 11, 2001 (the first possible date that the debenture may be converted). The finance expense relative to the beneficial conversion feature was $223,909 in 2001 and $410,740 for 2000, which is fully amortized at December 31, 2001.

         Shares held in the Company by a director guarantee the debenture.

         These two notes are accreting towards their face value as they were issued at a discount; they contained a beneficial conversion feature and there were also financing costs related to the notes. Also, the principal balances on these notes were reduced by $261,000 and $20,000 respectively as these portions were converted to common shares in the Company.

     [b] In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The interest is payable semi-annually with the first payment due August 1, 2001. The Company did not make this payment. The loan matures on February 28, 2006 but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company. These shares were loaned to the Company by a number of its shareholders. A finder's fee of $47,400, with respect to this loan, was deducted from the initial amount paid over to the Company. A further finder's fee of $47,400 is payable to a third party and has not yet been paid at the time of this filing. As at the date of filing, the Company has not made the interest payment due on the loan on August 1, 2001. The Company is therefore in default of the loan agreement. Since the loan is now in default, the Company has classified the loan as a current liability in these financial statements.

     [c] In January 2001, the Company entered into two separate promissory notes with creditors of ProShot. The first note was for $1,274,758 for fees owed to Pro Shots's attorney's. The note matures on January 26, 2004 with an interest rate of 6% per annum which accrues from October 1, 1998. The second note was for $295,000, which matured on December 11, 2001 with an interest rate of 12% per annum. In January 2002, the Company was notified that action would be taken if payment of principal and interest is not paid. At December 31, 2001, interest of $293,751 has been accrued on the above notes.

     [d] In October 2001, the Company entered into two 8% convertible notes for $25,000 each which mature on March 31,2002.

9. STOCKHOLDERS' DEFICIT

In conjunction with the acquisition and recapitalization described in Note 1, IWTI amended its articles of incorporation to provide for two classes of stock, Class A Common Equity voting Stock ("Class A Common Shares") and Class B Special Voting Non-Equity Stock ("Class B Common Shares"). Each class of stock has the same voting rights. The Company is authorized to issue 100,000,000 Class A Common Shares, $0.001 par value and 10,000,000 Class B Common Shares, $0.001 par value. The Class B common shares are convertible into Class A common shares at any time on a on or one basis.

During fiscal 1999, in conjunction with a private placement by the Company, a shareholder was issued with an option to purchase 100,000 common shares at $1 per share. This share option was outside the stock option plan. The option was exercised in May 2000.

In October 2000 the Company issued 222,223 shares of class A common stock to a director of the Company for aggregate amount of $1,000,000.

In February 2001, the Company sold a warrant to purchase 250,000 class A common shares in the Company for $45,000 cash. The warrant expires on August 7, 2002. The warrant exercise price is the lesser of $1.75 and 80% of the lowest closing bid price of the Company's common stock during the 30 trading days prior to exercise less $0.18.

The Company issued 1,185,047 conversion shares to convert a promissory note based upon the principal amount of $225,000 and the accrued interest, to that date, of $12,009. The fair value of the shares issued in settlement of the debt and interest, based on the Company's common stock closing trading price on April 24, 2001 of $0.37, was $438,467. Accordingly, an extraordinary loss on debt extinguishment of $201,458 was recorded.

On May 14, 2001, based upon the Company's closing trading price of $0.24, the Company issued 145,780 shares of common stock to settle a prior year account payable of $35,000 due to a consultant.

On June 26, 2001, the Company signed a two-month consulting agreement for the provision of investor relations and corporate financing services with World of Investment GmbH. In payment, the Company is to issue 80,000 common shares in the Company. In addition, the Company will pay World of Investment GmbH 5% of any funds raised and 3% of any credit line arranged through them. The fair value of the shares to be issued, based upon the Company's common stock closing trading price on the contract date of $0.30, is $24,000 which was expensed to administration during the year ended December 31, 2001. The 80,000 common shares were issued on July 30, 2001.

On June 29, 2001, the Company signed a two-month consulting agreement for the provision of investor relations services with Platinum Investment Services Ltd. In payment, the Company is to issue 40,000 common shares in the Company. The fair value of the shares to be issued, based upon the Company's common stock closing trading price on the contract date of $0.26, is $10,400 and was expensed to administration during the year ended December 31, 2001. The 40,000 common shares were issued on July 30, 2001.

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

On September 24, 2001, the Company issued 20,000 common shares in payment of a finder's fee in respect of the Series A 8% convertible note dated August 4, 2000 pursuant to the terms of the arrangement

On October 31, 2001, the Company issued 1,800,102 common shares in settlement of accounts payable in the amount of $364,855. The value of the shares at the date of issuance was $70,204. accordingly $292,851 was recorded as an extraordinary gain on the extinguishments of debt. An additional 147,669 shares were issued in December 2001 to settle debt.

          On November 12, 2001, Shaar Fund Ltd. Converted an additional $10,000 into 333,334 shares of the Company's common stock. The conversion price of $.03 per share was calculated for the September 4, 2001 conversion.

In November 2001, the Company issued 961,377 shares to various consultants for services, accordingly the shares were valued at the date of issuance and recorded as stock based compensation.

On October 18, 2001, the Company placed into escrow 1,500,000 shares for services rendered. The share had a market price of $75,000 on October 18, 2001 which was recorded as financing expense.

10. STOCK PURCHASE WARRANTS

At December 31, 2001, Class A stock purchase warrants were outstanding as follows:

 Number of Class A                       Exercise price               Month
  shares issuable                               $                of expiration
--------------------------------------------------------------------------------

       174,000                                2.00                January 2002
       100,000                                2.00               September 2002
        62,500                                4.00               September 2002
       100,000                                6.25                 August 2005
       100,000                                6.25                 August 2005
     3,500,000                                6.20                  April 2006
       250,000                                6.28                   July 2006
     4,763,820

Warrants issued, exercised, cancelled and expired in the Year ended December 31, 2001

During the year ender December 31, 2001, warrants to purchase 3,500,000 shares of the Company's common stock at $0.20 were issued to the Guarantors and warrants to purchase 250,000 shares of the Company's common stock at $0.28 were issued to Delano.

No warrants were exercised during the year ender December 31, 2001.

890,000 warrants expired during the year ender December 31, 2001.

11.  Stock Options

On February 2, 2000, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant options to consultants, directors and employees. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class A common stock. Stock options have a contractual life between three and five years. The stock options vest over varying periods not exceeding three years from the date of grant. At December 31, 2001, all options previously issued under this plan had been forfeited.

During the year ended December 31, 2001, the Company issued 240,000 stock options to consultants for services at $0.20 per option, resulting in a finance cost of $14,250 and sales and marketing expense of $30,429 being recorded in the financial statements. All stock option fair values are calculated using the Black-Scholes model.

On October 25, 2001, the Company's Board of Directors passed resolutions amending the 2000 Stock Option Plan, as permitted under section 8 thereof, to increase the maximum number of Shares that may be issued or transferred pursuant to Options to 9,000,000 and adopting the 2001 Stock Compensation Plan.

Stock option activity under the stock option plan is as follows:

                                                                 Weighted-
                                                                  average
                                      Number of                   exercise
                               Class A Shares Issuable             price
                                       #                             $
--------------------------------------------------------------------------------

Granted                                 2,295,000                  2.05
Forfeited                                 (52,500)                 1.57
--------------------------------------------------------------------------------
Balance, December 31, 2000              2,242,500                  2.03
--------------------------------------------------------------------------------
Granted                                 3,557,152                  3.39
Forfeited                              (4,699,652)                 3.39
--------------------------------------------------------------------------------
Balance, December 31, 2001              1,100,000                  0.20

The following table summarizes the outstanding and exercisable options as at December 31, 2001:

                                      Weighted-
                                       average
  Exercise          Number            remaining              Number
   prices         outstanding        contractual           exercisable
     $                 #                life                    #
--------------------------------------------------------------------------------
   0.20            1,100,000             4.00               1,100,000

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

                                                                         2001             2000
                                                                           $               $
Net loss as reported                                                 (15,231,570)     (8,039,192)
Pro forma net loss under SFAS 123                                    (15,315,500)     (8,855,116)
Loss per share - basic and diluted, as reported                         (0.65)           (0.78)
Pro forma loss per share - basic and diluted, under FAS 123             (0.66)           (0.86)


The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model discounted for lack of liquidity with the following weighted-average assumptions at December 31, 2001 and 2000:

                          Dividend yield                          0%
                          Expected volatility                    7.8%
                          Risk-free interest rate                6.6%
                          Expected lives                        5 years

The weighted average fair value per share of stock options granted during fiscal 2001 and 2000 is $0.076 and $0.83, respectively.

12. RELATED PARTY TRANSACTIONS

[a] Common stock issued to settle debt

     Effective May 9, 2001, a consultant related to a Company director exchanged the $18,387 debt payable to him by the Company for 73,546 shares of common stock in the Company. The exchange ratio was based upon the May 9, 2001 closing common stock trading price of $0.25.

[b] Conversion of Class B shares

     On May 14, 2001, two Company directors, and several persons related thereto, converted 7,095,750 Class B Special Voting Non-equity Stock to 7,095,750 Class A common shares in the Company as permitted under the
     Company's articles of incorporation. However, subsequently, it was discovered that 193,720 of these Class B Special Voting Non-equity Stocks had already been converted to 193,720 Class A common shares in a prior period. Therefore, 193,720 of the Class A shares issued upon conversion on May 14, 2001, will be cancelled. The number of Class A common shares in issuance is correctly stated in the financial statements will be reduced by 193,720. The number of Class B shares in issuance is correctly stated at
     December 31, 2001, as 100,000 and will not be adjusted upon the cancellation of the Class A common shares.

[c] Promissory notes

     Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured, repayable on demand and bear interest at 10%. The note holders have waived their interest for the period ended December 31, 2001. Accordingly, the interest has not been accrued.

[d] Convertible loans

     Related party convertible loans are unsecured, repayable on demand and are non-interest bearing. These notes may be converted into Class A shares of the Company at the price of $1.00 per Class A share.

13. COMMITMENTS

     Lease commitments

     The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2003. Rent expense for the years ended December 31, 2001 and December 31, 2000 was $139,234 and $134,742, respectively, This table shows future minimum lease commitments under the leases at December 31, 2001.


        2002           $  48,692
        2003              41,181
        2004              41,496
        2005               3,458
                        ---------
                       $ 134,827
                        =========
14. INCOME TAXES

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

The reconciliation of the provision (recovery) for income taxes before the extraordinary loss, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                      2001               2000
                                                    $ 000's            $ 000's
                                                    --------           --------

Tax expense (recovery) at U.S. statutory rates        (5,178)            (2,588)
Lower (higher) effective income taxes of
   Canadian subsidiary                                  (517)              (838)
Change in valuation allowance                          1,913              2,064
Non-deductible expenses                                3,782              1,362
                                                    --------            -------
Income tax provision (recovery)                        --                  --
                                                    ========            =======

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

                                                      2001               2000
                                                    $ 000's            $ 000's

Net operating loss carryforwards                     4,903              2,990
Research expenditures for Canadian tax purposes      1,170              1,070
                                                    -------            --------
Total deferred tax assets                            6,073              4,060
Valuation allowance                                 (6,073)            (4,060)
                                                    -------            --------
Net deferred tax assets                                --                 --
                                                    =======            ========

The Company has scientific research expenditures for Canadian income tax purposes in the amount of $3,655,000 that may be applied to reduce taxable income of future years for Canadian income tax purposes.

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

15. SUBSEQUENT EVENTS

On January 7, 2002, the Director of Employment Standards of British Columbia, determined that the Company owed its employees $160,277 for non-payment of wages earned which has been accrued at December 31, 2001.

On January 31, 2002, the Company was notified that an action would be commenced if payment of $295,000 plus interest is not paid. The note arose due to the ProShot acuisition.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Registrant engaged Feldman Sherb & Co., P.C. ("FS") as its new independent accountants as of May 6, 2002. During the two most recent fiscal years and through May 6, 2002, Registrant has not consulted with Feldman Sherb & Co. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant's consolidated financial statements, and no written report or oral advice was provided to Registrant that Feldman Sherb & Co. concluded was an important factor considered by Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

Compensation Agreements

     There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 30, 2002. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

         Name                 Age    Position

         Robert C. Silzer     55     Chairman of the Board, Chief
                                     Executive Officer and Director, President

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

     As of March 31, 2002, Robert C. Silzer Sr. is the only Director of the Company.

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2002 to the Company's Chief Executive Officer. No other officer of the Company received annual compensation in excess of US$100,000 per annum.

                           Summary Compensation Table

              Name and
         Principal Position                        Year      Salary       Bonus

         Robert C. Silzer                          2001     $  100,000      0
         Chief Executive Officer                   2000     $  238,039      0
                                                   1999     $   26,012      0

     The following table provides information as to the individual named in the above Summary Compensation Table.


            Number of Securities  % of Total Options
            Underlying Options   Granted to Employees   Exercise   Expiration
Name        Granted (Shares)      in Fiscal Year         Price       Date
--------- --------------------   --------------------- ---------- --------------

Robert C.
Silzer      400,000                    36.36%            $0.20     April 2, 2006

     The following table provides information as to the exercise of stock options during 2001 and unexercised stock options held as of 2001 by Robert C. Silzer Sr.


                                                      Number of Securities Underlying
                                                      Unexercised Options                  Value of Unexercised In-the-Money
                                                         at Year End  (Shares)                    Options at Year End
                                                    ----------------------------------- ---------------------------------------
                          Shares       Aggregate
                       Acquired On       Value
    Name                 Exercise       Realized      Exercisable       Unexercised         Exercisable        Unexercised
    ----------------- --------------- ------------- ---------------- ------------------- ------------------ -------------------

    Robert C. Silzer        None         None           400,000           400,000              None                None


     Stock Option Plan

     The purpose of the plan is to provide additional incentives to those Directors, Officers and key employees and Consultants of the Company and its subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company, to motivate them to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in long-term growth and profitability of the Company. There were 4,000,000 options outstanding at December 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 30, 2002 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (i) the number of shares of common stock owned by each such person and group and (ii) the percent of the Company's common stock so owned.

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

                  Suite 214
                  5500 - 152nd Street
                  Surrey, British Columbia,  V3S-8E7



                              Number of Shares of       Percentage of
                                 Common Stock          Outstanding Common
Name of Beneficial Owner      Beneficially Owned    Stock Beneficially Owned
-------------------------- -----------------------  -------------------------

Robert Silzer, Sr.               6,371,306                  16.20%
Thackeram Holdings Ltd.          3,212,786                   8.25%
Rivaldo Corp (1)                   951,818                   2.44%
Augustine Capital Mgt(2)        54,247,593(2)               58.34%
Shaar Fund Ltd                  70,111,133(3)               64.29%
Diversified                     81,803,247(3)               67.75%
-------------------------- ----------------------- --------------------------

(1)  Rivaldo Corp is owned by Robert Silzer, Sr.
(2)  Includes 54,044,467 shares converted from debt
(3)  All shares converted from debt

CHANGES IN CONTROL

     The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     [a] Common stock issued to settle debt

     Effective May 9, 2001, a consultant related to a Company director exchanged the $18,387 debt payable to him by the Company for 73,546 shares of common stock in the Company. The exchange ratio was based upon the May 9, 2001 closing common stock trading price of $0.25.

     [b] Conversion of Class B shares

     On May 14, 2001, two Company directors, and several persons related thereto, converted 7,095,750 Class B Special Voting Non-equity Stock to 7,095,750 Class A common shares in the Company as permitted under the
     Company's articles of incorporation. However, subsequently, it was discovered that 193,720 of these Class B Special Voting Non-equity Stocks had already been converted to 193,720 Class A common shares in a prior period. Therefore, 193,720 of the Class A shares issued upon conversion on May 14, 2001, will be cancelled. Upon cancellation, the number of Class A common shares in issuance will be reduced by 193,720. The number of Class B shares in issuance is correctly stated at September 30, 2001, as 100,000 and will not be adjusted upon the cancellation of the Class A common shares.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K. (a ) Exhibits

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

    10.2       Security Purchase Agreement The Shaar Fund Ltd (3)

    10.3       Security Purchase Agreement Augustine Fund, L.P. (3)

    10.4 Agreement and Plan of Merger dated as of November 7, 2000 amongst the Company Inforetech Merger Sub and
               Proshot Golf Inc.(2)

    21.1       Subsidiaries of Registrant. *


* Filed herewith


(1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB

(2) Incorporated by reference to the Exhibits to the Form 8-K filed on Jan 29, 2001(file number 000-30104)

(3) Incorporated by reference to Registration Statement Form SB-2 filed on October 4, 2000

     (b) Reports on Form 8-K on January 29, 2001. The Company filed a Report with respect to the acquisition of ProShot Golf Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INFORETECH WIRELESS TECHNOLOGY, INC.


                              By:      /s/ Robert C. Silzer, Sr.
                                       -------------------------------------
                                           Robert C. Silzer, Sr.
                                           Chief Executive Officer

Dated: May 17, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Robert C. Silzer, Sr.                        Dated: May 17, 2002
         -------------------------
             Robert C. Silzer, Sr.
             Chief Executive Officer