Form 10QSB
period 2002-03-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2002-05-20
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the quarter ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____ to ___ Commission file number 0-25963

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

Yes X No

Registrant had 38,938,240 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of April 30, 2002.

INFORETECH WIRELESS TECHNOLOGY INC.



              INDEX

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets - March 31, 2002

        Consolidated Statements of Operations - Three Months and Three Months Ended March 31, 2002, and 2001.

        Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2002, and 2001.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2002
                                   (Unaudited)



                             ASSETS

 Currents assets:
 Cash                                                            $          102
 Inventories                                                             98,851
 Prepaid expenses and other current asets                                 7,957
                                                                    ------------
           Total current assets                                         106,910


 Deferred financing costs                                               370,182

 Property and equipment, net                                            152,847
                                                                    ------------
                                                                 $      629,939
                                                                    ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

 Currents liabilities:
 Loan payable in default                                         $    1,185,000
 Accounts payable and accrued liabilities                             3,626,450
 Guarantee of debt of discontinued operations                         1,118,000
 Current portion of lease obligations under capital leases                6,060
 Promissory notes                                                     1,569,757
 Convertible loans                                                       50,000
 Convertible loans - related parties                                    259,601
 Loans payable - related parties                                        694,744
 Liabilities of discontinued operations                               1,312,250
                                                                    ------------
          Total current liabilities                                   9,821,862


 Long term obligations under capital leases                              16,258
 Convertible note                                                       412,999
 Convertible debenture                                                  715,595
                                                                    ------------
                                                                     10,966,714
                                                                    ------------

 Stockholders' deficit:
 Class A common stock, $.001 par value, 100,000,000 authorized
 38,746,152 issued and outstanding                                       38,746
 Class B common stock, $.001 par value, 10,000,000 authorized
 100,000 issued and outstanding                                             100
 Accumulated other comprehensive income                                 746,255
 Additional paid-in capital                                          17,981,119
 Accumulated deficit                                                (29,102,995)
                                                                    ------------
      Total stockholders' deficit                                   (10,336,775)
                                                                    ------------
                                                                 $      629,939
                                                                    ============






                 See notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               For the Three Months
                                                Ended  March 31,
                                              --------------------------
                                                   2002          2001
                                              -----------  -------------



 OPERATING EXPENSES:
 Administration                              $   128,177  $     158,351
 Depreciation and amortization                    20,658         39,650
 Sales and marketing                                -           220,860
 Research and development                         10,599        490,670
                                              -----------  -------------
                                                 159,434        909,531
                                              -----------  -------------

 Loss before other expense                      (159,434)      (909,531)
                                              -----------  -------------

 Other expenses:
 Finance costs                                   127,789        384,247
 Interest expense                                129,782        397,111
                                              -----------  -------------
                                                 257,571        781,358
                                              -----------  -------------
Loss from discontinued operations                   -        (1,270,261)
                                              -----------  -------------

 Net loss                                   $   (417,005) $  (2,961,150)
                                              ===========  =============

 Loss per common share -
  basic and diluted
     Continuing                             $      (0.01) $        0.02
                                              ===========  =============
     Discontinued                           $        -    $       (0.08)
                                              ===========  =============

 Weighted average number of common
 shares outstanding - Basic and diled          40,312,690   15,198,745
                                              ===========  =============




                 See notes to consolidated financial statements

            INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      For the Three Months
                                                                                        Ended  March 31,
                                                                                ----------------------------------------
                                                                                     2002                  2001
                                                                                ----------------   ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                                     $      (417,005)    $      (2,961,150)
                                                                                ----------------   ---------------------
 Adjustment to reconcile net loss
  to cash used in operating activities:
   Depreciation and amortization                                                       20,658               603,133
   Loss on removal of course equipment                                                   -                  (18,926)
   Loss on disposal of furniture and equipment                                         (1,932)                 -
   Expenses paid by issuance of stock                                                    -                  115,500
   Stock based compensation                                                            36,339                   564
   Accretion of benefit related to convertible debt                                      -                  309,425
   Accretion of finance costs related to warrants and options                            -                   58,945
   Warrants issued as sales incentive                                                    -                   46,667
   Amortization of finance costs                                                      (39,235)               21,647
   Bad debt expense                                                                      -                   17,000
   Extraordinary loss on settlement of debt                                           (59,939)                 -

 Changes in operating assets and liabilities:
  Amounts receivable                                                                     -                   26,014
  Investment in leases                                                                   -                  423,309
  Prepaid expenses and deposits                                                        31,850                40,416
  Inventory                                                                               197              (140,756)
  Deposits                                                                               -                  (10,884)
  Other assets                                                                           -                   13,051
  Accounts payable and accrued liabilities                                            426,807               786,500
  Other long-term liabilities                                                            -                   12,472
                                                                                ----------------   ---------------------
 NET CASH USED IN OPERATING ACTIVITIES                                                 (2,260)             (657,073)
                                                                                ----------------   ---------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                     -                  (26,417)
  Purchase of course equipment                                                           -                 (121,069)
  Costs of acquisition of ProShot Golf, Inc.                                             -                  (48,000)
  Cash acquired upon the acquisition of ProShot Golf, Inc.                               -                  272,237
                                                                                ----------------   ---------------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                                               -                   76,751
                                                                                ----------------   ---------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                                           -                  100,000
  Share purchase warrants issued for cash                                                -                   45,000
  Principal payments under capital lease obligations                                      (44)               (2,872)
  Payments on lease contract obligations                                                 -                 (838,053)
  Borrowings on lease contract obligations                                               -                  217,673
  Loan proceeds                                                                          -                1,185,000
  Finder's fee                                                                           -                  (47,400)
  Loan repayments                                                                      (5,323)             (100,000)
  Borrowings under (repayment of) bank indebtedness                                     7,616                40,351
                                                                                ----------------   ---------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,249               599,699
                                                                                ----------------   ---------------------

 INCREASE  IN CASH                                                                        (11)                19,377
 CASH, BEGINNING OF PERIOD                                                                113                   530
                                                                                ----------------   ---------------------
 CASH, END OF PERIOD                                                          $           102     $          19,907
                                                                                ================   =====================

 NON-CASH FINANCING AND INVESTING ACTIVITIES
 Common stock issued for services                                             $          (503)    $            -
                                                                                ================   =====================
 Beneficial conversion features                                               $          -        $         309,425
                                                                                ================   =====================
 Warrants issued in consideration of debt financing                           $          -        $          58,945
                                                                                ================   =====================
 Warrants issued for services                                                 $          -        $          46,667
                                                                                ================   =====================
 Common stock issued upon purchase of ProShot Golf, Inc.                      $          -        $       4,500,000
                                                                                ================   =====================
 Stock options issued upon purchase of ProShot Golf, Inc.                     $          -        $         275,000
                                                                                ================   =====================



                 See notes to consolidated financial statements

             INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 17, 2002.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $29,102,995 at March 31, 2002 and, as of that date, a working capital deficiency of $9,714,952. As of March 31, 2002, the Company was in default of various loans and notes payable and on interest payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

3. STOCKOLDERS' DEFICIT

On January 17, 2002 the Company issued 1,425,000 shares of common stock to various consultants in exchange for services.

On February 8, 2002 the Company issued 733,333 shares of common stock to various consultants in exchange for services.

During the quarter the Company issued 1,071,028 shares of common stock to various employees for payment of outstanding wages.

During the quarter the Company cancelled 3,733,993 shares of common stock that were previously issued to an officer and former officers of the Company.

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


The ProShot Golf Networks division was established in January 2001 when the Company completed the acquisition of Proshot Golf, Inc. (ProShot), a leading provider of cart-based GPS distance measurement systems to the golf market. The Company is planning on filing a petition for relief under Chapter 7 of the federal bankruptcy laws.

Results of Operations

Three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001

Administration Expenses

For the first three months, administration expenses of $128,177 were $30,174, or 19% lower than the same period in 2001. The significant decrease is attributable to the discontinuance of ProShots operations, and the laying off of virtually all employees of the Company.

Depreciation and amortization

Depreciation and amortization decreased 48% to $20,658. This decrease is attributable to the disposal of various property and equipment.

Sales & Marketing

Sales and marketing costs decreased 100% in the first quarter of 2002, as the Company had cut all sales and marketing expenses during the first quarter.

Research and Development

Research and development significantly decreased as the product was complete by the first quarter of 2002.

Finance Costs

Finance costs fell by 67% from the first quarter of 2001. For the first three months, finance costs of $127,789 were $256,458 lower than the same period in 2001. This difference is attributable to the decrease in financing received in the first quarter 2002.

Interest Expense

Interest expense decreased $267,329 in the first quarter of 2002 from $397,111 in the first quarter of 2001.

Loss from discontinued operations

     In the fourth quarter of 2001 the Company discontinued all operation of its subsidiary ProShot, therefore all operations related to ProShot have been reclassified to discontinued operations for the three months ended March 31, 2001. The loss from discontinued operations was $1,270,261 for the three months ended March 31, 2002.

Liquidity And Capital Resources

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

     The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As of March 31, 2002 and the date of this filing, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time. Accordingly, additional financing will be required to commercialize the Inforemer product and working capital to gear up production, of that product and the three products in the ProShot product line. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and seek protection under applicable bankruptcy laws.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Act of 1995:

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although the Company believes that the assumptions on which forward-looking statements are based are reasonable, and the forward- looking statements are within the definition of the Private Securities Litigation Reform Act of 1995, the forward-looking statements in this Quarterly Report on Form 10-QSB are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ProShot Golf Inc. the Company's inactive subsidiary is a party to various collection proceedings. The Company believes that it has no responsibility in the event that any judgments are obtained arising from such litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 17, 2002 the Company issued 1,425,000 shares of common stock to various consultants in exchange for services.

On February 8, 2002 the Company issued 733,333 shares of common stock to various consultants in exchange for services.

During the quarter the Company issued 1,071,028 shares of common stock to various employees for payment of outstanding wages.

During the quarter the Company cancelled 3,733,993 shares of common stock that were previously issued to an officer and former officers of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     None

(b) REPORTS ON FORM 8-K

      On May 13, 2002, the Company filed a report on Form 8-K disclosing a change in registrant's certifying accountant under Item 4.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INFORETECH WIRELESS TECHNOLOGY INC.





By:  /s/ Robert C. Silzer, Sr.                 Dated: May 20, 2002
     -------------------------
     Robert C. Silzer, Sr.
     Chief Executive Officer