Form 10QSB
period 2002-06-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2002-08-19
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the quarter ended June 30, 2002

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

Yes X No

Registrant had 47,179,144 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of July 31, 2002.

INFORETECH WIRELESS TECHNOLOGY INC.



              INDEX

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheet - June 30, 2002

        Consolidated Statements of Operations - Three and Six Months June 30, 2002, and 2001.

        Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2002, and 2001.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2002
                                   (Unaudited)



                                     ASSETS

 Currents assets:
 Cash                                                          $             85
 Inventories                                                            110,568
 Prepaid expenses and other current asets                                 7,957
                                                                  --------------
        Total current assets                                            118,610

 Deferred financing costs                                               270,182

 Property and equipment, net                                            162,321
                                                                  --------------

                                                               $        551,113
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Currents liabilities:
 Loan payable in default                                       $      1,185,000
 Accounts payable and accrued liabilities                             4,214,329
 Guarantee of debt of discontinued operations                         1,118,000
 Current portion of lease obligations under capital leases                6,060
 Promissory notes                                                     1,569,757
 Convertible loans                                                       50,000
 Convertible loans - related parties                                    272,591
 Loans payable - related parties                                        719,450
 Liabilities of discontinued operations                               1,312,250
                                                                  --------------
      Total current liabilities                                      10,447,437


 Long term obligations under capital leases                              23,435
 Convertible note                                                       514,831
 Convertible debenture                                                  729,273
                                                                  --------------
          Total liabilities                                          11,714,976
                                                                  --------------

 Stockholders' deficit:
 Class A common stock, $.001 par value, 100,000,000 authorized
 44,679,144 issued and outstanding                                       44,679
 Class B common stock, $.001 par value, 10,000,000 authorized
 100,000 issued and outstanding                                             100
 Accumulated other comprehensive income                                 755,230
 Additional paid-in capital                                          18,046,119
 Accumulated deficit                                                (30,009,991)
                                                                  --------------
  Total stockholders' deficit                                       (11,163,863)
                                                                  --------------
                                                               $        551,113
                                                                  ==============




                   See notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended June 30,           Six Months Ended June 30,
                                                     -----------------------------------   ---------------------------------
                                                          2002                2001              2002              2001
                                                     ----------------    ---------------   ---------------   ---------------

 OPERATING EXPENSES:
 Administration                                   $          689,803  $         697,272   $       817,980   $     1,688,019
 Depreciation and amortization                                22,658            462,183            43,316           928,981
 Sales and marketing                                               -            302,177                 -           801,763
 Research and development                                          -            332,652            10,599           823,322
                                                     ----------------    ---------------   ---------------   ---------------
                                                             712,461          1,794,284           871,895         4,242,085
                                                     ----------------    ---------------   ---------------   ---------------

 Loss before other income (expense)                         (712,461)        (1,794,284)         (871,895)       (4,242,085)
                                                     ----------------    ---------------   ---------------   ---------------

 Other income (expenses):
 Finance costs                                                     -           (609,992)         (127,789)         (994,238)
 Interest expense                                           (194,535)          (359,566)         (324,317)         (756,677)
                                                     ----------------    ---------------   ---------------   ---------------
 Total other income (expenses)                              (194,535)          (969,558)         (452,106)       (1,750,915)
                                                     ----------------    ---------------   ---------------   ---------------

 Loss from continuing operations                            (906,996)        (2,763,842)       (1,324,001)       (5,993,000)
                                                     ----------------    ---------------   ---------------   ---------------

 Discontinued operations:
      Loss from discontinued operations                            -         (9,527,759)                -        (9,259,749)
                                                     ----------------    ---------------   ---------------   ---------------
 Net loss                                         $         (906,996) $     (12,291,601) $     (1,324,001) $    (15,252,749)
                                                     ================    ===============   ===============   ===============

 Loss per common share - basic and diluted
 Continuing                                       $            (0.02) $           (0.16) $          (0.03) $          (0.35)
 Discontinued                                                      -              (0.55)                -             (0.55)
                                                     ----------------    ---------------   ---------------   ---------------
                                                  $            (0.02) $           (0.71) $          (0.03) $          (0.90)
                                                     ================    ===============   ===============   ===============

 Weighted average number of common
 shares outstanding - Basic and diluted                   44,675,658         17,218,181        41,851,916        16,896,756
                                                     ================    ===============   ===============   ===============







                 See notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Six Months Ended June 30,
                                                                  ------------------------------
                                                                    2002               2001
                                                                  ----------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations                                     $ (1,324,001)    $(15,252,749)
                                                                  ----------      --------------
   Adjustments to reconcile net loss to
      net cash used in operating activities:
     Depreciation and amortization                                   43,316         1,189,937
     Net liabilities from discontinued operations                         -        (1,312,250)
     Asset impairment                                                     -        10,029,367
     Loss on removal of course equipment                             (1,932)           90,121
     Loss on disposal of furniture and equipment                          -            35,313
     Expenses paid by issuance of stock                                   -           115,500
     Interest to be paid by issuance of stock                             -           105,009
     Stock based compensation                                        52,624            36,435
     Accretion of benefit related to convertible debt                     -           309,425
     Accretion of finance costs related to warrants and options           -           350,416
     Amortization of finance costs                                  100,000            83,285
     Bad debt expense                                                     -            43,142
     Common stock issued in consideration of debt financing               -            46,400

   Changes in operating assets and liabilities:
     Accounts receivable                                                  -            55,368
     Investment in leases                                           (11,520)          867,138
     Prepaid expenses and deposits                                   31,850            63,167
     Inventory                                                            -                 8
     Deposits                                                             -           (17,047)
     Other assets                                                         -              (119)
     Accounts payable and accrued liabilities                     1,031,819         2,263,129
     Other long-term liabilities                                          -            71,613
                                                                  ----------      ------------

NET CASH USED IN OPERATING ACTIVITIES                               (77,844)         (827,392)
                                                                  ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (28,268)         (30,127)
     Purchase of course equipment                                         -         (121,069)
     Proceeds from disposal of furniture and equipment                    -              670
     Costs of acquisition of ProShot Golf, Inc.                           -          (48,000)
     Cash acquired upon the acquisition of ProShot Golf, Inc.             -          272,237
                                                                  ----------       -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (28,268)          73,711
                                                                  ----------       -----------

CASH FLOWS FROM FINANCING ACTIVTIES:
     Common stock issued for cash                                         -          100,000
     Share purchase warrants issued for cash                              -           45,000
     Principal payments under capital lease obligations                   -           (3,219)
     Payments on lease contract obligations                               -       (1,680,366)
     Borrowings on lease contract obligations                             -          340,934
     Loan proceeds                                                  157,048        1,185,000
     Finder's fee                                                         -          (47,400)
     Loan repayments                                                      -         (100,000)
     Borrowings under bank indebtedness                                   -          929,855
                                                                  ----------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           157,048          769,804
                                                                  ----------      ------------

EFFECT OF EXCHANGE RATE ON CASH                                     (50,964)            -

NET INCREASE (DECREASE) IN CASH                                         (28)          16,123

CASH - BEGINNING OF PERIOD                                              113              530
                                                                  ----------      ------------

CASH  -END OF PERIOD                                            $        85      $    16,653
                                                                  ==========      ============


NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock issued on conversion of convertible notes       $    10,000      $         -
                                                                  ==========      ==========
   Common stock issued to settle debt                           $         -      $   491,854
                                                                  ==========      ==========
   Common stock issued for services                             $         -      $   209,970
                                                                  ==========      ==========
   Warrants issued for services                                 $         -      $    52,500
                                                                  ==========      ==========
   Beneficial conversion features                               $         -      $   309,425
                                                                  ==========      ==========
   Warrants issued in consideration of debt financing           $         -      $   390,416
                                                                  ==========      ==========
   Extraordinary loss on extinguishment of debt                 $         -      $         -
                                                                  ==========      ==========
   Stock options issued in consideration of debt financing      $         -      $    11,400
                                                                  ==========      ==========
   Common stock issued upon purchase of ProShot Golf, Inc.      $         -      $ 4,500,000
                                                                  ==========      ==========
   Common stock issued in consideration of debt financing       $         -      $   139,400
                                                                  ==========      ==========
   Stock options issued upon purchase of ProShot Golf, Inc.     $         -      $   275,000
                                                                  ==========      ==========





         See notes to consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 17, 2002.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $30,009,991 at June 30, 2002 and, as of that date, a working capital deficiency of $10,328,827. As of June 30, 2002, the Company was in default of various loans and notes payable and on interest payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Management's near term financing plans include:

The pursuit of opportunities for a public or private equity offering and/or debt financing and/or an equity line, whereby free trading shares are registered and then issued when the Company draws down on the line. Restructuring of Company debt and accounts payable through the issuance of Class A common shares to certain lenders and vendors.

The ProShot Golf Networks ("ProShot") a subsidiary of the Company has filed a petition for relief under Chapter 7 of the federal bankruptcy laws in May 2002.

IGT 2000 ("IGT") a subsidiary of the Company, is planning on filing a petition for relief under Chapter 7 of the federal bankruptcy laws.



3. STOCKOLDERS' DEFICIT

On January 17, 2002 the Company issued 1,425,000 shares of common stock to various consultants in exchange for services.

On February 8, 2002 the Company issued 733,333 shares of common stock to various consultants in exchange for services.

During the first quarter the Company issued 1,071,028 shares of common stock to various employees for payment of outstanding wages.

During the first quarter the Company cancelled 3,733,993 shares of common stock that were previously issued to an officer and former officers of the Company.

During April 2002 the Company issued 3,466,000 shares of common stock for services rendered.

In June 2002, a debt holder converted $10,000 note payable into common stock of the Company.

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

The ProShot Golf Networks division was established in January 2001 when the Company completed the acquisition of Proshot Golf, Inc. (ProShot). The Company has filed a petition for relief under Chapter 7 of the federal bankruptcy laws in May 2002.

IGT 2000 ("IGT") a subsidiary of the Company, is planning on filing a petition for relief under Chapter 7 of the federal bankruptcy laws.

Results of Operations

Six - month period ended June 30, 2002 compared to the six-month period ended June 30, 2001

Administration Expenses

For the six months ended June 30, 2002, administration expenses of $817,980 were $870,039, or 52% lower than the same period in 2001. The significant decrease is attributable to the discontinuance of ProShots operations, and the laying off of virtually all employees of the Company.

Depreciation and amortization

Depreciation and amortization decreased 95% to $43,316. This decrease is attributable to the disposal of various property and equipment.

Sales & Marketing

Sales and marketing costs decreased 100% in the six months ended June 30, 2002, as the Company had cut all sales and marketing expenses.

Research and Development

Research and development significantly decreased as the product was complete by the first quarter of 2002.

Finance Costs

Finance costs fell by 87% from the six months ended June 30, 2001. For the six months ended June 30, 2002, finance costs of $127,789 were $886,449 lower than the same period in 2001. This difference is attributable to the decrease in financing received in the six months ended June 30, 2002.

Interest Expense

Interest expense was $324,317 for the six months ended June 30, 2002, compared to $756,677 for the six months ended June 30, 2001. The $432,360 decrease is attributable to the conversions which significantly decreased debt during 2001.

Liquidity And Capital Resources

At June 30, 2002 the Company had bank indebtedness of $76,507 compared to $77,910 at December 31, 2001, and cash of $85 and $530 respectively. At June 30, 2002 the working capital deficiency was $10,328,827 and at December 31, 2001 $9,257,155.

Operating activities used cash of $77,844 and $827,392 for the six-month periods ended June 30, 2002 and 2001 respectively. The Company reduced its operating cash usage by $744,548 by paying for some services and interest with equity instruments, cost cutting measures such as the terminations and extending accounts payable. Investing activities included purchase of equipment of $28,268. Financing activities consisted of loan proceeds in the amount of $157,048.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

During the first quarter the Company issued 1,071,028 shares of common stock to various employees for payment of outstanding wages.

During the first quarter the Company cancelled 3,733,993 shares of common stock that were previously issued to an officer and former officers of the Company.

During April 2002 the Company issued 3,466,000 shares of common stock for services rendered.

In June 2002, a debt holder converted $10,000 note payable into common stock of the Company

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         99.1  Certification of Chief Executive Officer

(b) REPORTS ON FORM 8-K

      On May 13, 2002, the Company filed a report on Form 8-K disclosing a change in registrant's certifying accountant under Item 4

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INFORETECH WIRELESS TECHNOLOGY INC.





By:  /s/ Robert C. Silzer, Sr.                 Dated: August 19, 2002
     -------------------------
     Robert C. Silzer, Sr.
     Chief Executive Officer