Form 10QSB
period 2002-09-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2002-11-25
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the quarter ended September 30, 2002

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

Yes X No

Registrant had 67,388,104 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of November 19, 2002.

INFORETECH WIRELESS TECHNOLOGY INC.



              INDEX

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheet - September 30, 2002                     3

        Consolidated Statements of Operations -
        Three and Nine Months ended September
        30, 2002, and 2001.                                                 4

        Consolidated Statements of Cash Flows -
        For the Nine Months Ended September 30, 2002, and 2001.             5

        Notes to Consolidated Financial Statements                          6


Item 2. Management's Discussion and Analysis or Plan of Operation           7

Item 3. Controls and Procedures                                             8


PART II.  OTHER INFORMATION


  Item 1. Legal Proceedings                                                 9

  Item 2. Changes in Securities and Use of Proceeds                         9

  Item 3. Defaults Upon Senior Securities                                   9

  Item 4. Submission of Matters to a Vote of Security Holders               9

  Item 5. Other Information                                                 9

  Item 6. Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                 10

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT OF 2002        11

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2002
                                   (Unaudited)



                                     ASSETS

 Currents assets:
 Inventories                                                   $        112,959
 Prepaid expenses and other current asets                                 7,957
                                                                  --------------
        Total current assets                                            120,916

 Deferred financing costs                                               170,182

 Property and equipment, net                                            138,388
                                                                  --------------

                                                               $        429,486
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Currents liabilities:
 Loan payable in default                                       $      1,185,000
 Accounts payable and accrued liabilities                             4,097,525
 Guarantee of debt of discontinued operations                         1,118,000
 Current portion of lease obligations under capital leases               19,495
 Promissory notes                                                     1,569,757
 Convertible loans                                                      657,331
 Convertible loans - related parties                                    272,591
 Loans payable - related parties                                        707,692
 Liabilities of discontinued operations                               1,312,250
                                                                  --------------
      Total current liabilities                                      10,939,641


 Long term obligations under capital leases                              10,000
 Convertible debenture                                                  799,273
                                                                  --------------
          Total liabilities                                          11,748,914
                                                                  --------------

 Stockholders' deficit:
 Class A common stock, $.001 par value, 100,000,000 authorized
 56,033,521 issued and outstanding                                       56,034
 Class B common stock, $.001 par value, 10,000,000 authorized
 100,000 issued and outstanding                                             100
 Accumulated other comprehensive income                                 769,168
 Additional paid-in capital                                          18,475,428
 Accumulated deficit                                                (30,620,158)
                                                                  --------------
  Total stockholders' deficit                                       (11,319,428)
                                                                  --------------
                                                               $        429,488
                                                                  ==============


                   See notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                                     -----------------------------------   ---------------------------------
                                                          2002                2001              2002              2001
                                                     ----------------    ---------------   ---------------   ---------------

 OPERATING EXPENSES:
 Administration                                   $          114,956  $         853,110   $       932,936   $     2,541,129
 Depreciation and amortization                                25,000             67,009            68,316           995,990
 Sales and marketing                                            -               153,114                 -           954,877
 Research and development                                       -                88,188            10,599           911,510
                                                     ----------------    ---------------   ---------------   ---------------
                                                             139,956          1,161,421         1,011,851         5,403,506
                                                     ----------------    ---------------   ---------------   ---------------

 Loss before other income (expense)                         (139,956)        (1,161,421)       (1,011,851)       (5,403,506)
                                                     ----------------    ---------------   ---------------   ---------------

 Other income (expenses):
 Finance costs                                              (100,000)          (503,937)         (227,789)       (1,498,175)
 Interest expense                                           (370,000)          (378,228)         (694,317)       (1,134,905)
                                                     ----------------    ---------------   ---------------   ---------------
 Total other income (expenses)                              (470,000)          (882,165)         (922,106)       (2,633,080)
                                                     ----------------    ---------------   ---------------   ---------------

 Loss from continuing operations                            (609,956)        (2,043,586)       (1,933,957)       (8,036,586)
                                                     ----------------    ---------------   ---------------   ---------------

 Discontinued operations:
      Loss from discontinued operations                         -              (139,365)                -        (9,399,114)
                                                     ----------------    ---------------   ---------------   ---------------
 Net loss                                         $         (609,956) $      (2,182,951) $     (1,933,957) $    (17,435,700)
                                                     ================    ===============   ===============   ===============

 Loss per common share - basic and diluted
 Continuing                                       $            (0.01) $           (0.12) $          (0.03) $          (0.48)
 Discontinued                                                      -              (0.01)                -             (0.55)
                                                     ----------------    ---------------   ---------------   ---------------
                                                  $            (0.04) $           (0.13) $          (0.03) $          (1.03)
                                                     ================    ===============   ===============   ===============

 Weighted average number of common
 shares outstanding - Basic and diluted                   49,210,164         17,218,181        43,817,576        16,896,756
                                                     ================    ===============   ===============   ===============




                 See notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Six Months Ended June 30,
                                                                  ------------------------------
                                                                    2002               2001
                                                                  ----------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations                                     $ (1,933,957)    $(17,435,700)
                                                                  ----------      --------------
   Adjustments to reconcile net loss to
      net cash used in operating activities:
     Depreciation and amortization                                   67,249         1,304,809
     Net liabilities from discontinued operations                         -
     Asset impairment                                                     -        10,284,608
     Loss on removal of course equipment                             (1,932)           45,315
     Loss on disposal of furniture and equipment                          -            47,271
     Expenses paid by issuance of stock                                   -           115,500
     Stock based compensation                                        99,577            46,371
     Accretion of benefit related to convertible debt               170,000           309,425
     Accretion of finance costs related to warrants and options           -           675,906
     Amortization of finance costs                                  100,000           171,268
     Bad debt expense                                                     -           343,945
     Common stock issued in consideration of debt financing               -           238,600
     Loss on settlement of debt                                           -           201,458

   Changes in operating assets and liabilities:
     Accounts receivable                                                  -            38,822
     Investment in leases                                           (11,520)        1,348,631
     Prepaid expenses and deposits                                   31,850           110,413
     Inventory                                                       (2,391)          161,414
     Deposits                                                             -           (27,473)
     Other assets                                                         -            29,831
     Accounts payable and accrued liabilities                     1,251,015         1,341,097
     Other long-term liabilities                                          -           113,402
                                                                  ----------      ------------

NET CASH USED IN OPERATING ACTIVITIES                              (230,109)         (535,087)
                                                                  ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (28,268)         (30,128)
     Purchase of course equipment                                         -         (121,069)
     Proceeds from disposal of furniture and equipment                    -              643
     Costs of acquisition of ProShot Golf, Inc.                           -          (48,000)
     Cash acquired upon the acquisition of ProShot Golf, Inc.             -          272,237
     Restricted cash                                                      -          (35,385)
                                                                  ----------       -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (28,268)          38,298
                                                                  ----------       -----------

CASH FLOWS FROM FINANCING ACTIVTIES:
     Common stock issued for cash                                    50,000          100,000
     Share purchase warrants issued for cash                              -           45,000
     Principal payments under capital lease obligations                   -           (6,024)
     Payments on lease contract obligations                               -       (2,203,520)
     Borrowings on lease contract obligations                             -          549,464
     Loan proceeds                                                  157,048        1,185,000
     Finder's fee                                                         -          (47,400)
     Loan repayments                                                (11,758)        (100,000)
     Borrowings under bank indebtedness                                   -          973,868
                                                                  ----------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           195,290          496,388
                                                                  ----------      ------------

EFFECT OF EXCHANGE RATE ON CASH                                      62,974             -

NET INCREASE (DECREASE) IN CASH                                        (113)            (401)

CASH - BEGINNING OF PERIOD                                              113              530
                                                                  ----------      ------------

CASH  -END OF PERIOD                                            $      -         $       129
                                                                  ==========      ============


NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock issued on conversion of convertible notes       $    10,000      $   206,008
                                                                  ==========      ==========
   Common stock issued to settle debt                           $   343,711      $   491,854
                                                                  ==========      ==========
   Common stock issued for services                             $         -      $   258,511
                                                                  ==========      ==========
   Warrants issued for services                                 $         -      $    52,500
                                                                  ==========      ==========
   Beneficial conversion features                               $         -      $   309,425
                                                                  ==========      ==========
   Warrants issued in consideration of debt financing           $         -      $   712,300
                                                                  ==========      ==========
   Stock options issued in consideration of debt financing      $         -      $    14,250
                                                                  ==========      ==========
   Common stock issued upon purchase of ProShot Golf, Inc.      $         -      $ 4,500,000
                                                                  ==========      ==========
   Common stock issued in consideration of debt financing       $         -      $   238,600
                                                                  ==========      ==========
   Stock options issued upon purchase of ProShot Golf, Inc.     $         -      $   275,000
                                                                  ==========      ==========



         See notes to consolidated financial statements

             INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 17, 2002.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $30,620,158 at September 30, 2002 and, as of that date, a working capital deficiency of $10,818,725. As of September 30, 2002, the Company was in default of various loans and notes payable and on interest payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

3. STOCKOLDERS' DEFICIT

During the quarter the Company issued 11,354,377 shares of common stock to various employees for payment of outstanding wages and consultants for services.

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

The ProShot Golf Networks division was established in January 2001 when the Company completed the acquisition of ProShot Golf, Inc. (ProShot). The Company has filed a petition for relief under Chapter 7 of the federal bankruptcy laws in May 2002. ProShot was advised on September 9, 2002 by the trustee that the 341A examination was concluded.

IGT 2000 ("IGT") a subsidiary of the Company, is filing a petition for relief under Chapter 7 of the federal bankruptcy laws.

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

Results of Operations

Nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001

Administration Expenses

For the nine months ended September 30, 2002, administration expenses were $932,936, as compared to $2,541,129 for the nine months ended September 30, 2001. The significant decrease is attributable to the discontinuance of ProShots operations, and the laying off of virtually all employees of the Company.

Depreciation and amortization

Depreciation and amortization decreased 95% to $68,316 as compared to $995,990 for the nine months ended September 30, 2001. This decrease is attributable to the disposal of various property and equipment.

Sales & Marketing

Sales and marketing costs decreased 100% in the nine months ended September 30, 2002, as the Company had cut all sales and marketing expenses.

Research and Development

Research and development significantly decreased as the product was complete by the first quarter of 2002.

Finance Costs

Finance costs fell by 85% from the nine months ended September 30, 2001. For the nine months ended September 30, 2002, finance costs of $227,789 were $1,270,386 lower than the same period in 2001. This difference is attributable to the decrease in financing received in the nine months ended September 30, 2002.

Interest Expense

Interest expense decreased $440,588 in the nine months ended September 30, 2002 from $1,134,905 in the nine months ended September 30, 2001 to $694,317 for the same period in 2002.

Liquidity And Capital Resources

At September 30, 2002 the Company had bank indebtedness of $76,507 compared to $77,910 at December 31, 2001 and cash of $0 and $530 respectively. At September 30, 2002 the working capital deficiency was $10,818,725 and at December 31, 2001 $9,257,155.

Operating activities used cash of $230,109 and $535,087 for the nine-month periods ended September 30, 2002 and 2001 respectively. The Company reduced its operating cash usage by $304,978 by paying for some services and interest with equity instruments, cost cutting measures such as the terminations and extending accounts payable. Investing activities included purchase of equipment of $28,268. Financing activities consisted of loan proceeds in the amount of $157,048 and common stock issued for cash of $50,000.

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

Item 3. - Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Chairman and Chief Executive Officer and Treasurer, concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ProShot Golf Inc. the Company's inactive subsidiary is a party to various collection proceedings. The Company believes that it has no responsibility in the event that any judgments are obtained arising from such litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 11,354,377 shares of common stock to various employees for payment of outstanding wages and consultants for services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     99.1  Certification of Chief Executive Officer and Chief Accounting Officer

(b) REPORTS ON FORM 8-K


     Form 8-K was filed on August 20, 2002 pertaining to the Changes in Registrant's Certifying Accountant under Item 4.

     Form 8-K/A was filed on September 4, 2002 pertaining to the Changes in Registrant's Certifying Accountant under Item 4.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INFORETECH WIRELESS TECHNOLOGY INC.





By:  /s/ Robert C. Silzer, Sr.                 Dated: November 19, 2002
     -------------------------
     Robert C. Silzer, Sr.
     Chief Executive Officer

                                 CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Robert C. Silzer, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Inforetech Wireless, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I (herein the "Certifying Officer") am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officer by others within the Company, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report the conclusions of the Certifying Officer about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002

                                   By:/s/ Robert C. Silzer, Sr.
                                          ---------------------
                                          Robert C. Silzer, Sr.
                                          Chief Executive and Financial Officer