Form 10KSB
period 2002-12-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2003-04-21
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _____________ to _____________ Commission file number 0-25963

                       INFORETECH WIRELESS TECHNOLOGY INC.

             (Exact name of registrant as specified in its charter)

                Nevada                                88-0350120
    (State of other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)

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

Revenues for the fiscal year ended December 31, 2002 were $0.

The aggregate market value of the Class A Common Equity Voting Stock held by non-affiliates of the registrant as of March 30, 2003 amounted to approximately $4.77 million.

Registrant had 86,764,120 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of March 30, 2003.

Documents Incorporated by Reference (to the extent indicated herein):  See
Exhibit index

                                TABLE OF CONTENTS

PART I                                                           4
Item  1. Description of Business                                 4
Item  2. Properties                                             10
Item  3. Legal Proceedings                                      10
Item  4. Submission of Matters to a Vote of Security Holders    10

PART II
Item  5. Market for Common Equity and Related Shareholder
         Matters                                                11
Item  6. Management's Discussion and Analysis or Plan of
         Operations                                             11
Item  7. Financial Statements                                   16, F-1 to F-28
Item  8. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    17

PART III
Item  9. Directors and Executive Officers of the
         Registrant                                             17
Item 10. Executive Compensation                                 19
Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder                20

PART IV
Item 12. Certain Relationships and Related Transactions         21
Item 13. Exhibits and Reports on Form 8-K                       21
Item 14. Controls and Procedures                                21

Signatures

Cerificates

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


INTRODUCTION

Originally founded in 1995 and publicly traded since January 2000, Inforetech Wireless Technology Inc., ("IWTI"), is engaged in the design, development, testing and manufacture of its Inforemer line of products and other recreational devices that all utilize a patented combination of Global Positioning Satellite ("GPS"), two way messaging systems and internet technology.

Inforetech plans to expand into other recreational areas as opportunities continue to materialize, however its main current emphasis is focused on the Golf industry with the stated goal of becoming a premier supplier of GPS based information systems to the international Golfing and recreational arena.

 Providing GPS based information to the Golf industry represents an opportunity in that it provides for a high-tech need driven solution to the growing problems of course traffic, congestion and crowding and subsequent need for streamlining the play and pace of each game, which is fast becoming a real `must have' addition that every course needs to implement, to improve management efficiencies with potential advantages of maximizing income potential.

The Company's product line offers the potential to greatly "increase revenues" for each Golf course, but may result in substantial savings of expenses as well as adding "significant" and long lasting value to every installed site and at the same time offers additional enjoyment and satisfaction to patrons.

Another important aspect of GPS Informer based systems is the potential ease and speed of installation and subsequent initialization of courses that have elected to be implemented. Attractive financing can also be made available, to maintain competitive rates for enhanced play.

In recent polls of a cross section of Golfers, 94% of players expressed a preference to play GPS based courses.

Given the affluent nature of the game, additional research has indicated that the special services and unique edge provided by the GPS Inforemer(R) and Inforetech's Overview Management Software amount to an assumable premium that in many instances can quickly and easily be integrated at most all of the premier Golfing locations which represent Inforetech's predominant target market.

Overview

There are now 45,000 golf courses Worldwide and new ones are being added daily. Golf has become a worldwide phenomenon thanks to the multi-generational appeal of icons of the game. From founding fathers Arnold Palmer and Jack Nicklaus, to Gary Player and Greg Norman to new new players personified by Tiger Woods and Sergio Garcia, Golf has truly exploded to become a major Global industry worth $26 Billion.

This has created a peripheral market for all manner of enhancements to the sport, from Titanium drivers to a myriad of new innovations that extend to every part of the entire game.

In just the same way as GPS is now used in guidance systems for precision range finding and extremely accurate targeting, "Inforetech Wireless Technology" uses Global Positioning Systems or GPS combined with high-speed wireless communications technology to deliver sophisticated information systems for the golf industry, which goes well beyond providing game enhancement.

The company's flagship product is the Inforemer(R). In addition to providing precision guidance around courses and delivering pin point accuracy locations at all times, as part of its economic model, it creatively serves a dual purpose by providing full golf course management, effectively monitoring pace-of-play issues, increasing course revenues and profits, while providing a digital caddy and communications quality of the golfing experience as a whole by placing functionality, convenience and user-friendliness at their respective user's fingertips. The company's mission is to achieve and maintain a leading position as the international developer and provider of GPS based golf enhancement devices that can also extend to many other GPS based recreational endeavors that are expected to evolve, unfold and develop over time.

The Company is the provider of GPS based golf solutions that offer both hand-held and cart-based products with the opportunity for the courses to mix and match products and select the price range acceptable to them. . The Company's hand-held product, the Inforemer, (developed by Inforetech) is a high-resolution device that can be carried or attached to a golf bag or power cart. The Inforemer display gives a full overview of the course at each hole, including the topography of each green, distance measurements to the pin, green-side bunkers and water hazards. The system also allows course management to monitor the current and past location of each player, enabling course management to control traffic, increase the pace of play of golfers and thereby increasing golf course revenue. In addition, the system offers clubhouse management the ability to instantly communicate with players, and through wireless communications offer the golfer merchandise or refreshments. The Company's cart mount systems include the same functionality as the hand-held units but also include advanced graphics, color displays and mobile asset tracking capabilities, among other features.

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

Internationally, the National Golf Foundation ("NGF") estimates that more than 50 million golfers play on 37,000 courses. Growth is not limited to anyone country, the countries with the largest number of courses are Japan and Australia. Golf continues to flourish as a sport in Western Europe, where Great Britain and Ireland have the highest number of courses. In recent years the warmer climates, of Spain and Portugal have seen explosive growth in new course development.

The Company believes that golf is a high growth activity whose popularity coincides with the affluence of the baby boomer generation, which is turning to golf as a leisure activity. The National Golf Foundation believes that over 2,000 new golf courses are being planned or are under construction in North America.

Subject to obtaining adequate working capital the Company intends to establish worldwide industry leadership in wireless GPS-based golf technology, and leverage this market position into other recreational market segments, such as hiking and skiing. Within the golf segment, the Company intends to build on its industry leading position by; (i) offering reliable, high quality GPS-based wireless solutions; (ii) competitively pricing its wireless solutions by offering economic and tax friendly customized leasing solutions; (iii) leveraging its strategic and technological relationships; (iv) selectively acquiring providers of GPS-based products and services to expand its installed base and product offering; and (v) building brand awareness.

In an effort to keep its fixed costs to a minimum, the Company has entered into a manufacturing agreement with a leading electronics product manufacturer. Marketing and distribution will be carried out by distributors in key locations throughout the world.

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

On September 21, 2001, after receiving notices of defaults from a group of Inforetech shareholders [the "Guarantors"], who guaranteed certain debt of ProShot owed to ProShot's bank lender (the "Bank") the Company and one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of ProShot assets by the Bank; so that the Bank debt and ultimately the obligation of the Guarantors to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.

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

The terms of conversion of the $1,000,000 portion of ProShot debt guaranteed by the Company and $118,000 guaranteed personally by one of the Company's directors, are amended such that the above terms regarding payroll taxes must also be met before the guarantees can be released and the conversion of the guarantee amount to Company stock shall now be at 80% of the five day average closing price for the rive days immediately preceding the date of release. The Company intends to convert the $1,118,000 if and when it is able to payoff the payroll taxes. This conversion could significantly dilute the existing ownership of the Company.

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

On October 31, 2001, the Foreclosed Assets were purchased from the Bank by ProShot Investors, LLC. The purchase was completed by the delivery of $450,000 to the Bank by the Guarantors, which also served to support the Guarantors' obligation for the full amount of the Bank's loan to ProShot. Since, the Bank's conditions under the Conditional Release Agreement have now been met. ProShot's debt under the Business Loan Agreement unconditionally became the debt of the Guarantors. The Guarantors paid off the remainder of the Bank loan on November 2, 2001. On November 7, 2001, the Bank provided a letter to ProShot stating that it's obligation under the $4.Sm line of credit had been unconditionally released.

At the time of the ProShot acquisition the Company placed 960,090 Class A Common Shares of Inforetech Wireless Technology in escrow. These escrow shares were to be released to the Guarantors, over a period of time, should the Company not be able to fully release the Guarantors from their guarantees of various ProShot debts, including the $4,000,000 Bank line of credit, in place at the time of acquisition. As a result of the foreclosure these escrow shares are now to be released to the Guarantors in full.

The company terminated all of ProShot's employees on October 15, 2001. One of these employees had an employment contract which included six months of severance pay. The estimated cost of severance for this employee is $40,000 and has been accrued as at December 31, 2001.

The Company has filed a petition under Chapter 7, of the US Bankruptcy Code with respect to ProShot and is awaiting full release.

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

The Company also has developed additional Proprietary Intellectual Property.

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

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located in Vancouver, BC, Canada in an approximately 5,000 square foot facility. The current lease expires in 2006 and has one three-year renewal option. The Company believes that its facilities are adequate to meet its current needs and that our future growth can be accommodated by leasing additional or alternate space near to our current facilities. Due to the cut backs and contract manufacturing there is no need for further space and we will consider the possibility of a further reduction in space and expand as required.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been threatened with potential litigation from its previous auditors for an amount of approximately $200,000 by its former auditors, Ernst & Young LLP. A settlement agreement has been reached with them whereby $55,000 of the debt has been settled with post-dated cheques with the agreement that further negotiations will take place before any action is taken on the remainder.

Lawsuits have been threatened by the "ProShot Guarantors" for the completion of their agreement, which requires the issue of additional stock. Negotiations are currently taking place to settle this threat.

An action has been taken against the Company by La Jolla Investments alleging that the Company did not convert warrants to stock when the warrant holder elected. The Company has vigorously defended this action.

The Company's wholly owned subsidiary, Inforetech Golf Technology 2000 Inc.
(IGT) is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material to the Company in view of the bankruptcy proceedings of IGT. Both IGT and ProShot have filed Chapter 7 petitions under the federal bankruptcy laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders of the company during the fourth quarter of 2002.

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


Year Ended December 31, 2001              High            Low
First Quarter                             1.75            0.22
Second Quarter                            0.46            0.20
Third Quarter                             0.33            0.06
Fourth Quarter                            0.10            0.03

Year Ended December 31, 2002              High            Low
First Quarter                             0.07            0.01
Second Quarter                            0.02            0.01
Third Quarter                             0.08            0.075
Fourth Quarter                            0.08            0.04


As of March 30, 2002 the number of security holders of record of the Company's Class A Stock was approximately 253.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

As at December 31, 2002, the Company was still in the product development stage of its growth and had no revenue.

During the year ended December 31, 2001 all revenue and cost of goods sold was from the operations of ProShot. During the fourth quarter of 2001 all operations related to ProShot were reclassified to discontinued operations.

Administration

Administration expenses decreased by $488,046 from $2,117,565 for the year ended December 31, 2001 to $1,629,519 for the year ended December 31, 2002. Administration expenses consist of legal, audit, investor relations and consulting fees as well as salaries and employee related costs.

Depreciation and amortization

Depreciation and amortization decreased by 6% from $85,730 to $80,821. This decrease is attributable to a decrease in the property and equipment asset base.

Sales and marketing

Sales and marketing expenses decreased by $508,505 from $510,410 for the year ended December 31, 2001 to $1,905 for the year ended December 31, 2002 This decrease is attributable to the reduction of marketing expenses since the discontinuance of ProShot's operations in the fourth quarter of 2001.

Research and Development
Research and development decreased by 41% for the year ended December 31, 2002 as opposed to the year ended December 31, 2001. This $201,828 decrease is attributable to the fact that the Company's product reached its final stages of development during 2002 and was ready for distribution to the marketplace.

Finance Costs

The decrease in finance costs of $1,335,486 from $1,928,333 for the year ended December 31, 2001 to $592,847 for the year ended December 31, 2002, is due to the decrease in finders fees and other expenses incurred to obtain additional financing for the Company. Most of these expenses relate to the non-cash cost of the beneficial conversion features with three of the loans and the non-cash cost of issuing stock and warrants in connection with the debt financing.

Interest expense

Interest expense increased by 55% from $224,183 for the year ended December 31, 2001 to $347,909 for 2002. This $123,726 increase is related to the accrued interest on additional financing received by the Company during 2001.

Loss from discontinued operations

In the fourth quarter of 2001 the Company discontinued all operation of its subsidiary ProShot, therefore all operations related to ProShot have been reclassified to discontinued operations. The loss from discontinued operations was $9,680,675 for the year ended December 31, 2001.

Gain (Loss) on Extinguishment of Debt

During 2002 the Company settled various account payables which resulted in a loss on extinguishment of debt in the amount of $36,778.In October 2001, the Company settled $363,055 of accounts payables with various vendors by issuing 1,800,102 shares of the Company's common stock, which was valued at $70,204 at the date of issuance, therefore $292,851 was recorded, as a gain on extinguishment of debt. In 2000, pursuant to the terms of the Share Exchange and Finance Agreement dated December 16, 1999, the Company committed to issuing 960,332 Class A common shares in settlement of notes in the amount of $350,000. In connection with the early extinguishment of this debt the Company recorded a loss of $292,851 based on the difference between the fair value of the common shares issued and the carrying value of the debt settled.

Liquidity And Capital Resources

At December 31, 2002 the Company had significant debt liabilities. At December 31, 2002 the working capital deficit was $9,984,763 compared to $9,257,155 at December 31, 2001.

Operating activities used cash of $934,385 and $1,562,523 for the year ended December 31, 2002 and December 31, 2001 respectively. The decrease in cash usage was principally attributable to, the decrease in net loss from operations of $2,947,256, payment of expenses with stock and convertible debt of $852,834, the amortization of convertible debt of $585,957 and the increase in accounts payable and other liabilities, offset by the loss from discontinued operations in 2001.

Financing for the year ended December 31, 2002 provided cash of $1,087,295 as opposed to $754,388 in 2001. In 2002 the Company raised $65,000 from the issuance of common stock, $883,395 from the issuance of convertible debt and $69,094 of loans from bank indebtedness and $69,806 from other loans. In 2001 the Company raised a total of $100,000 of equity from the sale of common stock and $45,000 from the sale of share purchase warrants. The company raised $1,231,868 in bank financing and $1,185,000 in other loans offset by $2,209,544 in payments on ProShot debt.

The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As of December 31,2002 and the date of this report, the company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time. Accordingly, additional financing will be required to commercialize the Inforemer product and working capital to gear up production, of that product. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and seek protection under applicable bankruptcy laws.

Cautionary Statement Pursuant to Safe Harbor provisions of the Private Securities Litigation Act of 1995:

This Annual Report on Form 10-KSB contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations beliefs future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although the Company believes that the assumptions on which forward-looking statements are based are reasonable, and the forward-looking statements are within the definition of the Private Securities Litigation Reform Act of 1995, the forward-looking statements in this Annual Report on Form 1O-KSB are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

On September 21, 2001, after receiving notices of defaults from a group of Inforetech shareholders [the "Guarantors"], who guaranteed certain debt of ProShot owed to ProShot's bank lender (the "Bank") the Company and one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of ProShot assets by the Bank; so that the Bank debt and ultimately the obligation of the Guarantors to the, Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.

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

     o Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted are the obligation of the Company to indemnify the Guarantors for any losses or payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company director from his personal guarantee of one-sixth of the total of Letters of Credit outstanding in favor of The Associates and Trimble Navigation, Ltd. currently totaling $708,000. Upon such releases in the total amount of $1,118,000, the Company shall issue to, the Guarantors, or their designees, 11,180,000 shares of Common Stock. This term was subsequently amended in an October 16, 2001 agreement - see below.

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

The terms of conversion of the $1,000,000 portion of ProShot debt guaranteed by the Company and $118,000 guaranteed personally by one of the Company's directors, are amended such that the above terms regarding payroll taxes must also be met before the guarantees can be released and the conversion of the guarantee amount to Company stock shall now be at 80% of the five day average closing price for the rive days immediately preceding the date of release. The Company intends to convert the $1,118,000 if and when it is able to payoff the payroll taxes. This conversion could significantly dilute the existing ownership of the Company.

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

On October 31, 2001, the Foreclosed Assets were purchased from the Bank by ProShot Investors, LLC. The purchase was completed by the delivery of $450,000 to the Bank by the Guarantors, which also served to support the Guarantors' obligation for the full amount of the Bank's loan to ProShot. Since, the Bank's conditions under the Conditional Release Agreement have now been met. ProShot's debt under the Business Loan Agreement unconditionally became the debt of the Guarantors. The Guarantors paid off the remainder of the Bank loan on November 2, 2001. On November 7, 2001, the Bank provided a letter to ProShot stating that it's obligation under the $4.Sm line of credit had been unconditionally released.

At the time of the ProShot acquisition the Company placed 960,090 Class A Common Shares of Inforetech Wireless Technology in escrow. These escrow shares were to be released to the Guarantors, over a period of time, should the Company not be able to fully release the Guarantors from their guarantees of various ProShot debts, including the $4,000,000 Bank line of credit, in place at the time of acquisition. As a result of the foreclosure these escrow shares are now to be released to the Guarantors in full.

The company terminated all of ProShot's employees on October 15, 2001. One of these employees had an employment contract which included six months of severance pay. The estimated cost of severance for this employee is $40,000 and has been accrued as at December 31, 2001.

The Company has filed a petition under Chapter 7, of the US Bankruptcy Code with respect to ProShot and is awaiting full release.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Filed herewith are the following financial statements:


                     INFORETECH WIRELESS TECHNOLOGIES, INC.
                              FINANCIAL STATEMENTS



                                      INDEX
                                                                 Page Number
                                                             -------------------
INDEPENDENT AUDITORS' REPORT                                         F - 1

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                 F - 2

       Statements of Operations                                      F - 3

       Statements of Stockholders' Deficit                           F - 4

       Statements of Cash Flows                                      F - 5-6

       Notes to Financial Statements                            F - 7 to F - 28

                         REPORT OF INDEPENDENT AUDITORS'



The Board of Directors and Stockholders
Inforetech Wireless Technology, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Inforetech Wireless Technology, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforetech Wireless Technology, Inc. at December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

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


                                            /s/Sherb & Co., LLP
                                               ----------------
                                               Sherb & Co., LLP
                                               Certified Public Accountants

April 14, 2003
New York, New York

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                December 31, 2002

Assets

Current

      Cash                                                     $    66,852
      Accounts receivable                                            2,018
      Inventories                                                  130,056
      Prepaid expenses and other current assets                     59,764
                                                                ----------
                                                                   258,690

Property and equipment, net                                         75,576
                                                                ----------

                                                               $   334,266
                                                                ==========
Liabilities And Stockholders' Deficit

Current liabilities

      Bank loan                                                $    69,094
      Loan payable in default                                    1,185,000
      Accounts payable and accrued liabilities                   3,491,912
      Guarantee of debt of discontinued operations               1,118,000
      Capital leases in default                                     29,467
      Promissory notes                                           1,620,469
      Convertible loans                                            470,895
      Convertible loans - related parties                          262,607
      Promisory notes - related parties                            683,759
      Liabilities of discontinued operations                     1,312,250
                                                                ----------
                                                                10,243,453


Convertible debt                                                 1,703,317
                                                                ----------

                                                                11,946,770
                                                                ----------
Stockholders' deficit

      Class A common stock, $.001 par value, 100,000,000
      authorized, 77,372,467 issued and outstanding                 77,372
      Class B common stock, $.001 par value, 10,000,000
      authorized, 100,000 issued and outstanding                       100
      Accumulated other comprehensive income                       722,295
      Additional paid-in capital                                19,220,976
      Accumulated deficit                                      (31,633,247)
                                                                ----------
         Total stockholders' defict                            (11,612,504)
                                                                ----------
                                                                 $ 334,266
                                                                ==========

          See accompanying notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                For the Years Ended December 31,
                                                --------------------------------
                                                     2002             2001
                                                -------------      -------------
Operating Expenses

      Administration                            $ 1,629,519       $ 2,117,565
      Depreciation and amortization                  80,821            85,730
      Sales and marketing                             1,905           510,410
      Research and development                      292,256           494,084
                                                  ---------         ---------
                                                  2,004,501         3,207,789
                                                  ---------         ---------
Loss Before Other Income (Expense)               (2,004,501)       (3,207,789)
                                                  ---------         ---------
Other Income (Expense)

      Finance costs                                (592,847)       (1,928,333)
      Interest expense                             (347,909)         (224,183)
      Gain (loss) on foreign exchange                34,779          (483,441)
      Gain (loss) on extinguishment of debt         (36,778)          292,851
                                                  ---------         ---------
                                                   (942,755)       (2,343,106)
                                                  ---------         ---------
Loss From Continuing Operations                  (2,947,256)       (5,550,895)

Loss From Discontinued Operations                      -           (9,680,675)
                                                  ---------        ----------
Net loss for year                             $  (2,947,256)    $ (15,231,570)
                                                  =========        ===========

Loss per common share - basic and diluted
      Continuing operations                       $ ( 0.06)         $  ( 0.24)
      Discontinued operations                          -               ( 0.41)
                                                 -----------       -----------
                                                  $ ( 0.06)         $  ( 0.65)
                                                 ==========        ==========
Weighted average number of common shares
outstanding - basic and diluted                  49,629,227        23,355,677
                                                 ==========        ==========




          See accompanying notes to consolidated financial statements

             INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT




                                      Class A Common Stock  Class B Common Stock  Additional    Other                      Total
                                         Number                Number              Paid-In   Comprehensive Accumulated Stockholders'
                                       of Shares    Amount    of Shares  Amount    Capital      Income       Deficit       Deficit
                                      -----------   -------- ----------  -------  ---------- ------------- ----------- -------------

Balance, January 1, 2001               11,298,745   $ 11,299  7,002,030  $ 7,002 $10,005,305  $     -     $(13,454,421) $(3,430,814)

Acuisition of ProShot Golf Inc.         4,500,000      4,500       -        -      4,495,500        -             -       4,500,000
Stock options issued upon
 acquisition of ProShot Golf Inc.            -          -          -        -        275,000        -             -         275,000
Stock options issued for services            -          -          -        -         46,371        -             -          46,371
Share purchase warrants issued               -          -          -        -      1,322,500        -             -       1,322,500
Common stock issued for debt              219,326        219       -        -         53,167        -             -          53,386
Conversion of Class B shares to
 Class A shares                         6,902,030      6,902 (6,902,030)  (6,902)       -           -             -            -
Common stock issued for services        7,176,148      7,176       -        -        538,731        -             -         545,907
Common stock issued to service debt
 guarantee                                300,000        300       -        -         92,700        -             -          93,000
Common stock issued for debt            1,185,047      1,185       -        -        437,282        -             -         438,467
Common stock issued on conversion
 of debt                                1,638,921      1,639       -        -        204,369        -             -         206,008
Common stock issued for cash               80,000         80       -        -         99,920        -             -         100,000
Common stock issued as finder's
 fee on convertible debt                   20,000         20       -        -        124,980        -             -         125,000
Common stock issued for accounts
 payable                                1,947,771      1,948       -        -         79,338        -             -          81,286
Conversation of convertible notes       2,481,164      2,481       -        -         96,117        -             -          98,598
Common stock issued as finder's fee     1,500,000      1,500       -        -         73,500        -             -          75,000

Comprehensive Loss:
Net loss                                     -          -          -        -           -                  (15,231,570) (15,231,570)
Foreign currency translation net of
 taxes of $0                                 -          -          -        -           -        806,194          -         806,194
                                                                                                                        ------------
Total Comprehensive Loss                     -          -          -        -           -           -             -     (14,425,376)
                                       ----------     ------    -------   ------  ----------      -------  ------------ ------------
Balance December 31, 2001              39,249,152     39,249    100,000      100  17,944,780      806,194  (28,685,991)  (9,895,667)

Stock options issued for executive
 compensation                                -          -          -        -         60,029         -            -          60,029
Detachable warrant on convertible
 loan                                        -          -          -        -         52,287         -            -          52,287
Common stock issued for related
 party debt                               790,624        791       -        -         24,500         -            -          25,291
Common stock issued for services       15,323,909     15,324       -        -        856,717         -            -         872,041
Common stock issued on conversion
 of debt                               17,186,468     17,186       -        -        294,078         -            -         311,264
Common stock issued for cash            2,500,000      2,500       -        -         62,500         -            -          65,000
Common stock issued for accounts
 payable                                1,405,764      1,406       -        -         48,296         -            -          49,702
Common stock issued for wages
 payable                                4,650,543      4,650       -        -         60,754         -            -          65,404
Common stock issued for accounts
 payable in prior year returned
 and cancelled                         (3,733,993)   ( 3,734)      -        -       (182,966)        -            -       ( 186,700)

Comprehensive Loss

Net loss                                     -          -          -        -           -            -     ( 2,947,256)  (2,947,256)
Foreign currency translation
 gain (loss) net of taxes of $0              -          -          -        -           -       ( 83,899)         -         (83,899)
                                                                                                                       -------------
Total Comprehensive Loss                     -          -          -        -           -            -            -      (3,031,155)
                                       ----------   --------    -------  ------- -----------  ---------- ------------- -------------
Balance December 31, 2002              77,372,467   $ 77,372    100,000  $   100 $19,220,976  $  722,295 $ (31,633,247)$(11,612,504)
                                       ==========   ========    =======  ======= ===========  ========== ============= =============



          See accompanying notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                For the Years Ended December 31,
                                                --------------------------------
                                                       2002             2001
                                                 --------------   --------------
Cash Flow From Operating Activities

 Net loss from operations                         $ ( 2,947,256)  $ (15,231,570)
                                                   ------------    -------------
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                         80,821       1,696,063
   Net liabilities from discontinued operations            -        ( 1,312,250)
   Guarantee of debt of discontinued operations            -        ( 1,118,000)
   Asset impairment                                        -         10,317,457
   Gain on extinguishment of debt                          -        ( 4,113,921)
   Loss on removal of course equipment                     -             45,315
   Loss on disposal of furniture and equipment           21,311          47,271
   Expenses paid by issuance of stock                   572,041         115,500
   Interest converted to stock                           54,764            -
   Interest converted to convertible debt               166,000            -
   Stock based compensation                              60,029         521,376
   Accretion of benefit related to convertible
    debt                                                   -            309,425
   Accretion of finance costs related to warrants
    and options                                            -            749,406
   Amortization of finance costs                        585,957         171,268
   Bad debt expense                                        -            343,945
   Common stock issued in consideration of debt
    financing                                              -            238,600
   Extraordinary loss on settlement of debt                -            201,458

 Changes in operating assets and liabilities:
   Accounts receivable                                  ( 2,018)         38,822
   Investment in leases                                    -          1,348,631
   Prepaid expenses and deposits                       ( 19,957)        110,413
   Inventories                                         ( 31,008)        331,744
   Deposits                                                -           ( 27,473)
   Other assets                                            -             34,130
   Accounts payable and accrued liabilities             224,930       3,506,465
   Other liabilities                                    300,000         113,402
                                                      ---------      -----------
Net Cash Used In Operating Activities                 ( 934,386)    ( 1,562,523)
                                                      ---------      -----------
Cash Flow From Investing Activities
   Purchase of property and equipment                   ( 4,488)       ( 66,902)
   Purchase of course equipment                            -          ( 121,069)
   Proceeds from disposal of furniture and
    equipment                                             2,217             643
   Costs of acquisition of ProShot Golf, Inc.              -           ( 48,000)
   Cash acquired upon the acquisition of
    ProShot Golf, Inc.                                     -            272,237
   Restricted cash                                         -           ( 35,385)
                                                       --------       ----------
Net Cash Flow From (Used In) Investing Activities       ( 2,271)          1,524
                                                       --------       ----------

                                                                     (Continued)


          See accompanying notes to consolidated financial statements

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

Cash Flow From Financing Activities
   Common stock issued for cash                          65,000         100,000
   Share purchase warrants issued for cash                 -             45,000
   Principal payments under capital lease obligations      -            ( 6,024)
   Payments on lease contract obligations                 7,105     ( 2,203,520)
   Borrowings on lease contract obligations                -            549,464
   Loan proceeds                                         50,712       1,185,000
   Loans from related parties                            11,989            -
   Finder's fee                                            -           ( 47,400)
   Loan repayments                                         -          ( 100,000)
   Borrowings under bank indebtedness                    69,094       1,231,868
   Borrowing on convertible loans                       883,395            -
                                                     ----------      -----------
Net Cash Flow From Financing Activities               1,087,295         754,388
                                                     ----------      -----------
Effect Of Exchange Rate On Cash                        ( 83,899)        806,194
                                                     ----------      -----------
Net Increase (Decrease) In Cash                          66,739           ( 417)

Cash, Beginning Of Year                                     113             530
                                                     ----------      -----------
Cash, End Of Year                                    $   66,852      $      113
                                                     ==========      ===========
Non-Cash Investing And Financing Activities

   Common stock issued on conversion of convertible
    notes                                            $  311,264       $ 304,606
   Common stock issued to settle debt                    25,291         491,854
   Common stock issued for services                     872,041         258,511
   Warrants issued for services                            -             52,500
   Beneficial conversion features                          -            309,425
   Warrants issued in consideration of debt financing    52,287         712,300
   Stock options issued for executive compensation       60,029             -
   Stock options issued in consideration of debt
    financing                                              -            14,250
   Common stock issued upon purchase of ProShot
    Golf, Inc.                                             -         4,500,000
   Common stock issued in consideration of debt
    financing                                              -           238,600
   Stock options issued upon purchase of ProShot
    Golf, Inc.                                             -           275,000
   Common stock issued in settlement of accounts
    payable                                             115,106        179,044
   Common stock issued in prior year in settlement
    of accounts payable                               ( 186,700)          -




          See accompanying notes to consolidated financial statements

              Inforetech Wireless Technology Inc. and Subsidiaries
                              Notes to Consolidated
                              Financial Statements

                 For the years ended December 31, 2002 and 2001


1.       Nature of Operations

         Inforetech Wireless Technology, Inc., (the "Company" or "Inforetech") a Nevada corporation, is involved in the development of golf course management technology. The Company is in the process of developing a hand-held Global Positioning Satellite ("GPS") technology and has not yet determined the ultimate economic viability of the technology. Commercial operations have not yet commenced. At December 31, 2002, the Company had substantially all of its assets and operations in Canada.

         The Company's wholly owned subsidiary, Inforetech Golf Technology 2000 Inc. (IGT), which had participated with the Company in the development of its technology, filed petition for relief under Chapter 7 of the federal bankruptcy laws of the United States Bankruptcy Court December 19, 2002 and ceased operations. These financial statements reflect the operations of the Company and of IGT up until the time it ceased operations and its assets and liabilities at that time and have not been adjusted to reflect the bankruptcy filing.

         The Company acquired ProShot Golf Inc., ("ProShot") on January 12, 2001. ProShot is a California based company that manufactures, markets, leases and installs an integrated GPS system that provides golfers with yardage readings and potential shot options from any location on a golf course. The ProShot GPS system is installed directly on golf carts.

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

         On May 31, 2002 ProShot filed a petition for relief under Chapter 7 of the federal bankruptcy laws of the United States Bankruptcy Court. The financial statements have not been adjusted to reflect these filings.

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $31,633,247 at December 31, 2002 and, as of that date, a working capital deficiency of $9,984,763. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Financial Instruments

         The fair value of financial instruments approximates their carrying value except as otherwise disclosed in the financial statements.

         Foreign Currency Translation

         Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date of historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

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

         Depreciation expense for the years ended December 31, 2002 and 2001 was $80,821 and $85,730, respectively.

         Inventories

         Inventories are stated at the lower of cost or market, determined on an average cost basis, and consist of raw material parts, work in process and finished products ready to ship to customers.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:

                                                  2002                 2001
                                                 ------               ------
         Net loss as reported               $ (2,947,256)        $ (15,231,570)

         Pro forma compensation expense            -0-                  83,930
                                            ------------         --------------
         Pro forma net loss                 $ (2,947,256)        $ (15,315,500)
                                            ============         ==============

         Net loss per share:
                                                  2002                 2001
                                                 ------               ------
         Basic and diluted, as reported         $ 0.06               $ 0.65
         Basic and diluted, pro forma           $ 0.06               $ 0.66

         Income Taxes

         The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

         Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

         In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

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

         A further 960,000 Class A Common Shares of Inforetech have been placed in escrow [the "Guarantee Escrow Shares"] for the benefit of certain of ProShot's stockholders who provided Stockholder Guarantees. Commencing 90 days following the Closing Date, if the Stockholder Guarantees have not been released in full, one twelfth of the Guarantee Escrow Shares are to be released from escrow each month, or portion thereof, and delivered into a second escrow to be held pursuant to the terms of an escrow agreement amount the Guarantors, until the Stockholder Guarantees have been released in full. In the event that any call is made on any of the Stockholder Guarantees after the Closing Date as a result of a default of the underlying obligations, all of the Guarantee Escrow Shares are to be immediately released from escrow for the benefit of the guarantors. If none of the Stockholder Guarantees are called or the Stockholder Guarantees are released in full, the shares are held in the second escrow shall be distributed to all of ProShot's stockholders, on a pro rata basis, to their ProShot stock holdings immediately prior to the Closing Date of the Transaction. If the Guarantees are released any shares in the first escrow account that have not, at that time, been released into the second escrow account will be cancelled. The Company will record a cost of debt financing at the time each one twelfth of Guarantee Escrow Shares are released into the second escrow account.

         At December 31, 2001, these Stockholder Guarantees had not been released. Accordingly, during the period, the Company recorded costs of debt financing of $22,400, $17,600 and $11,200 for the three tranches of 80,000 shares to be released on July 13, 2001, August 13, 2001 and September 13, 2001, when the Company's common stock closing trading prices were $0.28, $0.22 and $0.14 respectively. Subsequent to the foreclosure on ProShot's assets on October 31, 2001, the remaining 560,000 escrow shares, including the 80,000 releasable on October 13, 2001, were released to the Guarantors.

         ProShot, based in California, is a manufacturer of global position system based distance measurement equipment for golf courses. The ProShot system is currently in use on courses throughout the United States, Canada, Europe, Asia and Australia.

         For financial reporting purposes the acquisition has been accounted for as a purchase with ProShot's results of operations included in income from the date of acquisition.

         Acquisition costs consist primarily of legal and investment banker fees.

         Immediately after the acquisition seven ProShot employees were involuntarily terminated under a general staff streamlining program. The cost of theses terminations has been included in the purchase price allocation below.

         The excess of the purchase price and involuntary employee termination costs over the fair value of the assets and liabilities acquired of $9,240,416 has been recorded as goodwill and was to be amortized on a straight-line basis over 6 years.

         Fair value of assets and liabilities acquired
         Cash                                             $          272,237
         Accounts receivable                                       5,619,910
         Inventories                                               1,513,222
         Other assets                                              1,433,887
         Capital assets                                            1,969,911
         Revolving line of credit                                 (3,524,729)
         Other long-term liabilities                             (11,023,995)
                                                                 ------------

                   Net                                     $      (3,748,557)
                                                                 ============


         Purchase price
         Common stock issued at $1.00 per share            $       4,500,000
         Acquisition costs                                           677,859
         Options issued                                              275,000
         Involuntary employee termination costs                       48,000
                                                                 ------------
                                                                   5,500,859

         Goodwill                                          $       9,240,416
                                                                 ============



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

o Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted are to obligation of the Company to indemnify the Guarantors for any losses of payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company of Credit outstanding in favour of The Associates and Trimble Navigation, Ltd. currently totalling $708,000. Upon such releases in the total amount of $1,118,000, the Company shall issue to the Guarantors, or their designees, 11,180,000 shares of Common stock. This term was subsequently amended in an October 16, 2001 agreement - see below.

o The Guarantors agree to use their best efforts to obtain, from the Bank, a release of ProShot from its obligations to the Bank upon the transfer of title of all of ProShot's assets to the Bank.

o The Guarantors agree to use their best efforts to cause any party acquiring the former assets of ProShot to issue a license to the Company for use of the GAT patent (a current asset of ProShot) during the life of the GAT patent, on terms and conditions no less favourable than any other party to which such a license is issued.

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

         Lay-off of all ProShot Staff

         The Company terminated all of ProShot's employees on October 15, 2001. One of these employees had an employment contract, which included six months of severance pay. The estimated cost of severance for this employee is $40,000 and has been accrued as of December 31, 2001.

         On October 16, 2001, the majority of ProShot's employees were recruited by ProShot Investors, LLC.

         ProShot's Results and Liabilities Classified as Discontinued Operations

         The operations of ProShot contributed to the consolidated operations of Inforetech during Year ended December 31, 2001 as follows:

         Revenue                                         $         2,328,780
         Cost of sales                                            (1,186,519)
         Other expenses                                           (3,221,095)
         Asset impairment                                        (10,317,457)
         Finance and interest                                     (1,105,454)
         Extraordinary gain on extinguishments of debt             3,821,070
                                                                   ---------

         Loss from discontinued operations               $        (9,680,675)
                                                                  ===========

         The liabilities of ProShot classified as liabilities of discontinued operations at December 31, 2001 are as follow:

         Accounts payable and accrued liabilities        $          1,054,250
         Loans payable related parties                                258,000
                                                                   ----------

         Liabilities of discontinued operations          $          1,312,250
                                                                   ==========

         Asset Impairment Resulting From Transfer of ProShot's Assets

         As a result of the asset transfer discussed above, ProShot's assets no longer represent a future economic benefit to the Company from an operational perspective. The assets represent a future economic benefit only to the extent that they are able to reduce ProShot's liabilities. This change in use has resulted in impairment in asset value and a corresponding write-down of $10,317,457.

6.       PROPERTY AND EQUIPMENT

         At December 31, 2002 property and equipment consisted of the following:

         Office equipment                                $            184,206
         Computer software                                             47,632
         Leasehold improvements                                        73,531
         Tooling                                                       16,508
                                                                       ------
                                                                      321,877
         Less:  accumulated depreciation                             (246,301)
                                                                    ---------

                                                         $             75,576
                                                                    =========

7.       CAPITAL LEASES

         The Company's subsidiary IGT leased certain equipment under capital lease agreements that expire at various dates through January 2006. During 2002 IGT defaulted on those leases and surrendered the equipment to the leasing company. The leasing company took action in the Supreme Court of British Columbia for the balances outstanding on the leases. No liability is expected to accrue to the Company as a result of these actions, but the balance of the leases have been shown as a current liability at December 31, 2002.

8.       DEBT

         The company and its subsidiaries have significant debt liabilities. The following table is a summary of debt at December 31, 2002.

        Convertible note (a)                               $        478,743
        Convertible debt (a)                                        893,146
        Partially convertible note (c)                              331,428
        Loan payable in default (b)                               1,185,000
        Note payable - related parties (Note 12c)                   683,759
        Convertible loans - related parties (Note 12d)              262,607
        Promissory notes (c)                                      1,620,469
        Convertible loans (d)                                       470,895
                                                                -----------
        Total Debt                                                5,926,047
        Less Current Portion                                     (4,222,730)
                                                                -----------

        Total Long-Term Debt                               $      1,703,317
                                                                ===========

         [a] Effective August 4, 2000, and amended by agreement dated September 26, 2002, the Company entered into a securities purchase agreement with Augustine Funds, L.P. relating to the sale of $1,000,000 in principal amount of Series A 8% convertible note due August 4, 2005 and warrants to purchase up to 100,000 shares of Class A Common Stock. Interest of 8% accrues on this note from August 4, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on August 4, 2005.

                  The proceeds raised of $1,000,000 have been allocated to the debt ($671,876) and the warrants ($328,124) based on their relative fair values at the date the loan was received. The fair value of the warrants is considered a discount on the convertible note, with a corresponding credit to additional paid-in-capital. The debt discount is being amortized, based on an effective yield basis, over the three-year term of the note. During 2002 and 2001, $124,992 and $109,380, respectively, of the discount was amortized and included in financing costs, leaving an unamortized debt discount of $151,257.

                  The note is convertible (plus related interest expense) into Class A Common Stock at the lesser of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common shares for the five days immediately preceding the conversion date. These terms give the holder an in the money conversion rate, the benefit of which is limited to the proceeds allocated to the debt. Accordingly, a beneficial conversion feature of $671,876 has been recognized as further discount on the convertible note liability with a corresponding credit to additional paid-in capital. The beneficial conversion feature is amortized to finance expense over the 180-day period from August 4, 2000 (date of note) to February 1, 2001 (the first possible date that the note may be converted). The finance expense relative to the beneficial conversion feature was $85,516 for 2001, which was fully amortized at December 31, 2001. $196,500 was converted during the current year.

                  Shares held in the Company by a director guarantee the notes.

                  Effective August 4, 2000, amended by agreement dated October 29, 2002 the Company entered into a securities purchase agreement with The Sharr Fund Ltd., relating to the sale of $1,000,000 in principal amount of 8% Convertible Debenture due November 2, 2007 and warrants to purchase up to 100,000 shares of Class A Common Stock. Interest of 8% accrues on this debenture from September 12, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on September 12, 2005. The amending agreement also added interest accrued as at the amendment date of $166,000 to principal.

                  The proceeds raised of $1,000,000 have been allocated to the debt ($634,649) and the warrants ($365,351) based on their relative fair values at the date the loan was received. The fair value of the warrant is considered to be a discount on the convertible debenture, with a corresponding credit to additional paid in capital. The debt discount is being amortized, on an effective basis, over the five-year term of the debenture. During 2002 and 2001, $73,068 and $73,048, respectively, of the discount was amortized and included in financing costs, leaving an unamortized debt discount of $169,834. There is a further unamortized balance of $23,020 pertaining to financing costs.

                  The debenture is convertible (plus related interest expense) into Class A Common Stock at the lesser of (i) $5.25 or (ii) 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. These terms give the holder an in the money conversion rate, the benefit of which is limited to the proceeds allocated to the debt. Accordingly, a beneficial conversion feature of $634,649 has been recognized as a further discount on the convertible debenture liability with a corresponding credit to additional paid in capital. The beneficial period from September 12, 2000 (closing date of debenture) to March 11, 2001 (the first possible date that the debenture may be converted). The finance expense relative to the beneficial conversion feature was $-0- in 2002 and $223,909 for 2001, which was fully amortized at December 31, 2001. $60,000 was converted during the year

         [b] In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The interest is payable semi-annually with the first payment due August 1, 2001.
                  The Company did not make this payment. The loan matures on February 28, 2006 but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company. These shares were loaned to the Company by a number of its shareholders. A finder's fee of $47,400, with respect to this loan, was deducted from the initial amount paid over to the Company. A further finder's fee of $47,400 is payable to a third party and has not yet been paid at the time of this filing. As at the date of filing, the Company has not made the interest payment due on the loan on August 1, 2001. The Company is therefore in default of the loan agreement. Since the loan is now in default, the Company has classified the loan as a current liability in these financial statements. Negotiations are currently in process to change the terms of this note.

         [c] In January 2001, the Company entered into two separate promissory notes with creditors of ProShot. The first note was for $1,274,758 for fees owed to ProShot's attorneys. The note matures on January 26, 2004 with an interest rate of 6% per annum, which accrues from October 1, 1998. The second note was for $295,000, which matured on December 11, 2001 with an interest rate of 12% per annum. In January 2002, the Company was notified that action would be taken if payment of principal and interest is not paid. At December 31, 2002, interest of $405,636 has been accrued on the above notes.

         [d] In October 2001, amended by agreement on September 26, 2002, the Company entered into two 8% convertible notes for $25,000 each which mature on March 31, 2005.

         [e] On November 1, 2002 the Company entered into a loan agreement with WHAG Investment LLC in the amount of $500,000 bearing interest at 8% per annum payable quarterly in arrears, for a term of 12 months and extendable for an additional 6 months. At the option of the holder, this note may be increased to $1,000,000 under the same terms. A warrant was granted to purchase 1,785,714 common shares of the Company at $0.07 per share and expiring October 31, 2005.

                  Up to 50% of this note may be converted in the first 6 months at the closing price on November 1, 2002 ($0.056) and at the greater of that price and 70% of the closing price on the date of conversion thereafter.

                  The proceeds ($375,000 up to the year end) have been allocated between the debt ($322,713) and the warrants ($52,287) based on their relative fair values at the date the loan was received. The fair value of the warrant is considered to be a discount on the convertible debenture, with a corresponding credit to additional paid in capital. The debt discount is being amortized, on an effective basis, over the one-year term of the note. During 2002, $8,874 was amortized and included in financing costs, leaving an unamortized debt discount of $43,572.

                  In December 2002 the Company entered into a loan agreement with a contractor for the Company in the amount of $50,000. The loan has no specific terms of repayment and bears no interest.

9.       STOCKHOLDERS' DEFICIT

         In conjunction with the acquisition and recapitalization described in
         Note 1, the Company amended its articles of incorporation to provide for two classes of stock, Class A Common equity voting stock ("Class A Common Shares") and Class B Special Voting Non-Equity stock ("Class B Common Shares"). Each class of stock has the same voting rights. The Company is authorized to issue 10,000,000 Class B Common Shares, $0.001 par value. The Class B Common Shares are convertible into Class A Common Shares at any time on a one to one basis.

         In February 2001, the Company sold a warrant to purchase 250,000 class A common shares in the Company for $45,000 cash. The warrant expired on August 7, 2002. The warrant exercise price was the lesser of $1.75 and 80% of the lowest closing bid price of the Company's common stock during the 30 trading days prior to exercise less $0.18. The option was not exercised.

         The Company issued 1,185,047 conversion shares to convert a promissory note based upon the principal amount of $225,000 and the accrued interest, to that date, of $12,009. The fair value of the shares issued in settlement of the debt and interest, based on the Company's common stock closing trading price on April 24, 2001 of $0.37, was $438,467. Accordingly, a loss on debt extinguishments of $201,458 was recorded.

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

         On June 29, 2001, the Company signed a two-month consulting agreement for the provision of the investor relations services with Platinum Investment Services Ltd. In payment, the Company is to issue 40,000 common shares in the Company. The fair value of the shares to be issued, based upon the Company's common stock closing trading price on the contract date of $0.26, is $10,400 and was expensed to administration during the year ended December 31, 2001. The 40,000 common shares were issued on July 30, 2001.

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

         On October 31, 2001, the Company issued 1,800,102 common shares in settlement of accounts payable in the amount of $364,855. The value of the shares at the date of issuance was $70,204, accordingly $292,851 was recorded as an gain on the extinguishments of debt. An additional 147,669 shares were issued in December 2001 to settle debt.

         On November 12, 2001, Shaar Fund Ltd. converted an additional $10,000 into 333,334 shares of the Company's common stock. The conversion price of $.03 per share was calculated for the September 4, 2001 conversion.

         In November 2001, the Company issued 961,377 shares to various consultants for services; accordingly the shares were valued at the date of issuance and recorded as stock based compensation.

         On October 18, 2001, the Company placed into escrow 1,500,000 shares for services rendered. The shares had a market price of $75,000 on October 18, 2001 which was recorded as financing expense.

         On January 16, 2002, 1,000,000 shares that had been issued to settle outstanding wages payable in 2001 were returned to the Company and cancelled. The value of the shares at the time of issue was $50,000 and share capital and paid in capital were reduced accordingly.

         On January 17, 2002, 1,425,000 shares were issued at the market price to consultants in payment for services.

         On January 29, 2002, 290,624 shares were issued to a related party in settlement of an outstanding debt.

         On various dates in January and February, 2002, a total of 580,404 shares were issued at market in settlement of outstanding wages.

         On February 8, 2002, 500,000 shares were issued at market to a consultant for services rendered.

         On March 11, 2,733,993 shares that had been issued in 2001 to settle outstanding wages were returned to the Company and cancelled.

         On March 15, 2002 200,000 shares were issued at market price in settlement of outstanding wages.

         During April 2002, 3,050,000 shares were issued at market to a consultant for services.

         Between June 14 and December 12, 2002, Augustine Funds, L.P. converted a total of $231,264 [$196,500 principal and $34,764 interest] of its Series A 8% convertible note due from the Company into 15,186,468 common shares in the Company. The conversion prices, ranging from $0.0255 to $0.045 per share, were calculated, in accordance with the terms of the note as amended on February 20, 2001, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date.

         On July 30, 2002 the Company issued 2,000,000 shares at market price to a consultant for cash and a further 500,000 shares for services.

         On September 11, 2002 the Company issued 500,000 shares at market to a related party as payment on an outstanding debt.

         On September 12, 2002 the Company issued 1,500,000 shares at market price to a consultant for services.

         On September 18, 2002 the Company issued 451,851 shares at market price of $0.0255 in payment of outstanding accounts payable and a further 953,913 shares at a previously negotiated price of $0.045 in payment of an outstanding account payable.

         On various dates between September 18 and December 18, 2002 the Company issued 8,348,909 shares at market price to consultants for services.

         On various dates between September 27, 2002 and December 3, 2002, the Company issued a total of 3,448,280 to former executives of the Company in settlement of cashless options which had been issued in settlement of outstanding wages.

         On November 4, 2002, Sharr Fund Ltd. converted $80,000 of the principal balance of its Series A 8% convertible debenture and outstanding interest of $64,654 due from the Company into 2,000,000 common shares in the Company. The conversion price of $0.039406 per share was calculated, in accordance with the terms of the debenture, as 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date.

         On November 6, 2002 the Company issued 9,615 shares at market in settlement of outstanding wages.

         On December 18, 2002 the Company issued 250,000 shares at market to an executive of the Company in settlement of outstanding salary.

         On December 30, 2002, the Company issued 500,000 common shares at market for cash and 162,244 shares to a former employee in settlement of outstanding wages.

10.      STOCK PURCHASE WARRANTS

         At December 31, 2002, Class A Stock purchase warrants were outstanding as follows:


         Number of Class A shares     Exercise price $     Month of expiration
               inssuable

                100,000                    6.25                 August 2005

                100,000                    6.25                 August 2005

              1,785,714                   0.056                October 2005

              3,500,000                    6.20                  April 2006

                250,000                    6.28                   July 2006

              5,735,714

         Warrants issued, exercised, cancelled and expired in the Year ended December 31, 2002.

         During the year ended December 31, 2002, warrants to purchase 1,785,714 shares of the Company's common stock at $0.07 were issued to WHAG Investment LLC. Expiring on October 31, 2005

         No warrants were exercised during the year ended December 31, 2002.

         336,500 warrants expired during the year ended December 31, 2002.

11.      Stock Options

         On February 2, 2000, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant options to consultants, directors and employees. The Plan authorized grants of options to purchase up to 4,000,000 shares of authorized but unissued Class A Common stock. Stock options have a contractual life between three and five years. The stock options vest over varying periods not exceeding three years from the date of grant. At December 31, 2001, all options previously issued under this plan had been forfeited.

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

         On July 15, 2002, the Company's Board of Directors passed a resolution amending the 2001 Stock Option Plan, as permitted under section 8 thereof, to increase the maximum number of Shares that may be issued or transferred pursuant to Options to 14,000,000 and adopting the 2002 Stock Compensation Plan, which provides for the issue of up to 1,250,000 shares at $0.02 per share and 1,250,000 at $0.03.

         On July 31, 2002, the Company's Board of Directors passed a resolution providing for the issue of cashless options to 2 former executives of the Company to acquire a total of 8,003,875 shares of the Company at a deemed price of $0.0075 in settlement of outstanding salaries. Options covered by this resolution were issued on September 9, 2002 resulting in an administrative cost of $60,029. As of December 31, 2002, 3,448,280 of these options had been exercised leaving a balance outstanding of 4,555,595.

         Stock option activity under the stock option plan is as follows:

                                                                     Weighted-
                                        Number of Class A Shares      average
                                             Issuable                exercise
                                                #                     price $
         ---------------------------  --------------------------- --------------

         Balance, December 31, 2000            2,242,500               2.03

         Granted                               3,557,152               3.39

         Forfeited                            (4,699,652)              3.39
         ---------------------------  ---------------------------  -------------

         Balance, December 31, 2001            1,100,000               0.20
         ---------------------------  ---------------------------  -------------

         Granted                               8,003,875              .0075

         Exercised                            (3,448,280)             .0075
         ---------------------------  ---------------------------  -------------

         Balance December 31, 2002             5,655,595              0.045

         The following table summarizes the outstanding and exercisable options as at December 31, 2002


            Exercise            Number          Weighted-average      Number
             prices           outstanding          remaining        exerciseable
                $                  #            contractual life         #
         ---------------  ------------------  -------------------- -------------

              0.20             1,100,000             3.00            1,100,000
         ---------------  ------------------  -------------------- -------------

             0.075             4,555,595             4.69            4,555,595
         ---------------  ------------------  -------------------- -------------

12.      RELATED PARTY TRANSACTIONS


[a]      Promissory Notes

         Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured, repayable on demand and bear interest at 10%. The note holders have waived their interest for the period ended December 31, 2002. Accordingly, the interest has not been accrued.

[b]      Convertible Loans

         Related party convertible loans are unsecured, repayable on demand and are non-interest bearing. These notes may be converted into Class A Shares of the Company at the price of $1.00 per Class A share.

13.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2003. Rent expense for the years ended December 31, 2002 and December 31, 2001 was $70,885 and $139,234, respectively. This table shows future minimum lease commitments under the leases at December 31, 2002.


                2003                            64,041
                2004                            58,646
                2005                             4,167
                2006                              -
                                           ------------
                                         $     126,854
                                           ============

         Legal Proceedings

         The Company has been threatened with potential litigation from its previous auditors for an amount of approximately $200,000, which is included in accounts payable. A settlement agreement has been reached with them whereby $55,000 of the debt has been settled with post-dated cheques with the agreement that further negotiations will take place before any action is taken on the remainder.

         Lawsuits have been threatened by the "ProShot Guarantors" for the completion of their agreement, which requires the issue of additional stock. Negotiations are currently taking place to settle this threat.

         An action has been taken against the Company by La Jolla Investments alleging that the Company did not convert warrants to stock when the warrant holder elected. The Company has vigorously defended this action.

         The Company's wholly owned subsidiary, IGT is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material or accounted for on the books. Both IGT and ProShot have filed Chapter 7 petitions under the federal bankruptcy laws. The financial statements have not been adjusted to reflect the bankruptcy filings.

         Employment Agreement

         The Company entered into a five year employment agreement with an executive on September 1, 2002. The executive will be paid a base salary of $60,000 from September 2002 to January 2003, and $80,000 for 2003 with the years 2004 and 2005 open for negotiations.

14.      INCOME TAXES

         The Company is subject to United States federal and state income taxes at an approximate rate of 34% and is subject to Canadian federal and provincial combined tax rates of approximately 45%. It eligible for a credit against its Canadian taxes of amounts approximating its US taxes.

         The reconciliation of the provision (recovery) for income taxes before the extraordinary loss, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:


                                                            2002         2001
                                                         ----------  -----------
                                                           $ 000's      $ 000's
                                                         ----------  -----------
        Tax expense (recovery) at U.S. statutory rates    (1,002)      (5,178)

        Lower (higher) effective Canadian income taxes      (137)        (517)

        Change in valuation allowance                        340        1,913

        Non-deductible expenses                              805        3,782
                                                         ----------   ----------
        Income tax provision (recover)                        -           -
                                                         ==========   ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                            2002         2001
                                                         ----------   ----------
                                                           $ 000's      $ 000's
                                                         ----------   ----------

        Net operating loss carryforwards                    5,708       4,903
        Research expenditures for Canadian tax purposes     1,170       1,170
                                                         ----------   ----------
        Total deferred tax assets                           6,878       6,073
                                                            6,878       6,073
                                                         ----------   ----------
        Net deferred tax assets                                -         -
                                                         ==========   ==========

         The Company has scientific research expenditures for Canadian income tax purposes in the amount of $3,655,000 that may be applied to reduce taxable income of future years for Canadian income tax purposes.

         The company has net operating losses for United States Income Tax purposes of $2,300,000, which will expire in the year 2022. Pursuant to
         Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes and disagreements with accountants on accounting and financial disclosure during the year.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 30, 2003. The Board of Directors of the Company is comprised of only one class. The directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Robert C. Silzer, Sr. - Chairman, Chief Executive Officer and Director

Robert C. Silzer, Sr. ("Bob") is the founder, Chairman and Chief Executive Officer of InFOREtech Wireless Technology. Under his guidance, the company developed the world's first hand held, portable information system for the golf industry - the Inforemer(R). His visionary leadership has been instrumental in all aspects of developing and bringing to market the company's first commercial product. Bob is also leading the corporate strategy to expand the company's proprietary technology applications to other recreational industries.

Bob is a seasoned businessman and successful entrepreneur having a long history with companies developing innovative products. Bob's extensive management experience with both private and public corporations includes raising over 100 million dollars in capital and commercializing new products throughout North America, Europe, and Asia.

Bob has a significant personal financial stake in the company.

Robert Sundberg. C.A. - Chief Financial Officer

Robert (Bob) Sundberg comes to the Company with over 40 years experience as a Chartered Accountant. Originally from Alberta, where his highly successful career was spent in the public accounting field, servicing small to medium size clients as an auditor, accountant and financial and tax advisor, he is a Life Member of the Institute of Chartered Accountants of Alberta as well as a member of the Institute of Chartered Accountants of British Columbia. In 1994, seeking a more congenial climate, he moved to Vancouver, where he has been in the business of advising start-up and other small public companies as well as a select group of private businesses. Bob joined the Company in December of 2002 as a consultant and February 1, 2003 became the full time CFO.

Alex Doaga, MSc. - Vice President, Engineering

Alex's background encompasses over twelve years of business and engineering management experience in the hi-tech industries. After two years in the automobile design and manufacturing industry, Mr. Doaga focused on emerging telecommunications opportunities and founded two successful start-up companies in the Cable TV and Data Communication industries, leading both of them to national recognition. In 1999 he managed a successful license application project for a national microwave wireless communication system. Since 1996, Mr. Doaga has been actively involved in managing product design and development of wireless and GPS based systems. He holds a Masters Degree in Automotive Engineering from the Polytechnic University of Bucharest and a Diploma in Data Communications from Langara College of Vancouver.


Rick Horrow - Director

Rick Horrow is considered an innovator in the field of sports law and an accomplished financier with an impressive roster of profitable public and private sports partnerships, Mr. Horrow is the founder and president of South Florida-based Horrow Sports Ventures, the most respected name in sports consultancy throughout the world, responsible for the development, implementation and modernization of many of the 69 NFL, NBA, NHL, and Major League Baseball stadiums and arenas in North America. As president of Horrow Sports Ventures, he successfully negotiated the strategic sale of a substantial equity position from his company to Omnicom Group, Inc.

Rick Horrow's experience in the industry has led to the creation of the $228 million Kansas International Speedway, the successful approval of a $250 million single-issue public facility referendum in Oklahoma City, the largest in U.S. history, and has testified before the Senate Committee on the Judiciary on behalf of sports teams, owners, and developers.

Mr. Horrow consults with the PGA TOUR on public funding initiatives, serves as Development Advisor for Great White Shark Enterprises, and has also been involved with the Jack Nicklaus Golden Bear companies. He has participated in facility development for the Ladies Professional Golf Association, and has worked with the State of Virginia to design and implement a master plan for the development of golf course real estate projects for the public sector. Dubbed the "Sports Professor" by the sports industry, he served as an expert commentator for Fox Sports Network, ESPN, Fox Sports Biz and is currently the Sports Business Analyst for CNNfn, Fox Sports Radio, Sporting News Radio, CBS Sportsline and USA Today / XM Satellite Radio. Mr. Horrow has also been involved in major facility deals with the National Football League, Major League Baseball, National Basketball Association, NASCAR, Major League Soccer, the NASDAQ 100 tennis tournament and the United States Department of Commerce Business Development Center.

Douglas J. Wood - Director

Mr. Wood began his career as a financial analyst, and later, senior financial analyst for Rockwell as part of the Defense Electronic Operations department, based out of Anaheim, California. He then moved on to Kennemetal, Inc., where he served as Project Manager for International Operations, Manager of Defense Products Operations, and Marketing Manager for Metallurgical Products. Determination and ambition inspired him to embark on a successful entrepreneurial career as co-owner and president of Carrera Corporation, a world-class provider of custom injection molding manufacturing services that he owned and operated for 13 years. After the successful sale of Carrera, Mr. Wood contributed to the formation and establishment of Astro Instrumentation LLC, a leading provider of cost-effective and complete manufacturing solutions for technology and high-end corporate clients, such as Bayer, makers of Bayer Aspirin. Mr. Wood was instrumental in signing a long-term agreement with Inforetech during the closing months of 2002 whereby Astro will provide complete manufacturing and support services for the company.

Mr. Woods is also a dedicated philanthropist giving of himself and his time. He currently sits on the board of the Latrobe Foundation, the Westmoreland Trust and the Board of Trustees of Seton Hill University. Mr. Wood holds a B.A. in economics from Brown University and an M.B.A. in corporate finance and accounting from Cornell. He is married with two children.


ITEM 10. EXECUTIVE COMPENSATION

Compensation Agreements

The only long-term employment agreement in place is an agreement with the Vice President of Engineering which specifies an annual salary of $80,000 per year for a period of 5 years commencing September 1, 2002 and is renegotiable after December 31, 2003.

The table below sets forth the company's information1 for the Chief Executive Officer of the Company. No others earned more than $100,00 for the fiscal year ended December 31, 2002.

                           Summary Compensation Table

     Name and
Principal Position                        Year      Salary       Bonus

Robert C. Silzer                          2002     $        0      0
Chief Executive Officer                   2001     $  100,000      0
                                          2000     $  238,039      0

The following table provides information as to the individual named in the above Summary Compensation Table.

There were no stock options granted to or exercised by the Directors or senior officers of the Company during 2002.

There were not stock options held by Directors or Officers of the Company as of December 31, 2002.

                                Stock Option Plan

The purpose of the plan is to provide additional incentives to those Directors, Officers and key employees and Consultants of the Company and its subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company, to motivate them to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in long-term growth and profitability of the Company. There were no options outstanding at December 31, 2002.

Details of the Stock Option Plan are provided in Note 11 to the Financial Statements

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

Suite 214
5500 - 152nd Street
Surrey, British Columbia, V3S-8E7



                              Number of Shares of       Percentage of
                                 Common Stock          Outstanding Common
Name of Beneficial Owner      Beneficially Owned    Stock Beneficially Owned
-------------------------- -----------------------  -------------------------

Robert Silzer, Sr.               6,371,306                   8.235%
Augustine Capital Mgt(2)         6,963,000(2)                  8.1%
-------------------------- ----------------------- --------------------------

                                     PART IV

Item 12. Certain Relationships and Related Transactions

[a]      Promissory Notes

         Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured, repayable on demand and bear interest at 10%. The note holders have waived their interest for the period ended December 31, 2002. Accordingly, the interest has not been accrued.

[b]      Convertible Loans

         Related party convertible loans are unsecured, repayable on demand and are non-interest bearing. These notes may be converted into Class A Shares of the Company at the price of $1.00 per Class A share.


Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8K. (a ) Exhibits

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

        3.4              Bylaws (1)

       10.1              Share Exchange and Finance Agreement dated as of
                         December 16, 1999 (2)

       10.2              Security Purchase Agreement The Sharr Fund Ltd (3)

       10.3              Security Purchase Agreement Augustine Fund, L.P. (3)

       21.1              Subsidiaries of Registrant. *

       99.1              Certification of CEO and CFO


       (1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB

       (2) Incorporated by reference to the Exhibits to the Form 8-K filed on Jan 29, 2002(file number 000-30104)

       (3) Incorporated by reference to Registration Statement Form SB-2 filed on October 4, 2000

            (b) Reports on Form 8-K on January 29, 2001. The Company filed a
                Report with respect to the acquisition of ProShot Golf Inc.

       *  Filed herewith.

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

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


                                        INFORETECH WIRELESS TECHNOLOGY, INC.


                                        By:      /s/ Robert C. Silzer, Sr.
                                                 -------------------------------
                                                     Robert C. Silzer, Sr.
                                                     Chief Executive Officer

Dated: April 18, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Robert C. Silzer, Sr.                     Dated: April 18, 2003
         --------------------------
         Robert C. Silzer, Sr.
         Chief Executive Officer
         and Director


By:      /s/ Robert J. Sundberg.                       Dated: April 18, 2003
         --------------------------
         Robert J Sundberg
         Chief Financial

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Robert  C.  Silzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Inforetech Wireless Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 18, 2003                  /s/ Robert C. Silzer
                                           ------------------
                                           Robert C. Silzer
                                           President and Chief Executive Officer

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Robert J. Sundberg, certify that:

1. I have reviewed this annual report on Form 10-KSB of Inforetech Wireless Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 18, 2003                            /s/ Robert J. Sundberg
                                                     -----------------
                                                     Robert J. Sundberg
                                                     Chief Financial Officer