Form 10QSB
period 2003-03-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2003-05-20
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the quarter ended March 31, 2003

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

Yes X No

Registrant had 90,311,034 shares of Class A Common Equity Voting Stock, $.001 par value per share outstanding as of April 30, 2003.

INFORETECH WIRELESS TECHNOLOGY INC.



              INDEX

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets - March 31, 2003

        Consolidated Statements of Operations - Three Months and Three Months Ended March 31, 2003, and 2002.

        Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2003, and 2002.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATION

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)


                                     Assets

Current assets

      Cash                                                        $       6,913
      Inventories                                                       130,056
      Prepaid expenses and other current assets                          77,955
                                                                      ----------
                                                                        214,924

Property and equipment, net                                              67,202
                                                                      ----------

                                                                  $     282,126
                                                                      ==========

                      Liabilities And Stockholders' Deficit

Current liabilities

      Bank loan                                                   $      62,741
      Loan payable in default                                         1,185,000
      Accounts payable and accrued liabilities                        3,507,131
      Guarantee of debt of discontinued operations                    1,118,000
      Capital leases in default                                          29,467
      Promissory notes                                                1,620,469
      Convertible loans                                                 525,285
      Convertible loans - related parties                               227,969
      Promisory notes - related parties                                 656,461
      Liabilities of discontinued operations                          1,312,250
                                                                     -----------
                                                                     10,244,773

Convertible debt                                                      1,870,000

Stockholders' deficit

      Class A common stock, $.001 par value,
       100,000,000 authorized
       84,860,757 issued and outstanding                                 84,860
      Class B common stock, $.001 par value,
       10,000,000 authorized
       100,000 issued and outstanding                                       100
      Accumulated other comprehensive income                            722,295
      Additional paid-in capital                                     19,452,012
      Accumulated deficit                                          ( 32,091,914)
                                                                   -------------
                                                                   ( 11,832,647)
                                                                   -------------

                                                                  $     282,126
                                                                   =============

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                       --------------------------------
                                                                                             2003             2002
                                                                                       --------------    --------------

Operating Expenses

      Administration                                                                     $ 260,454        $ 128,177
      Depreciation and amortization                                                         37,395           20,658
      Sales and marketing                                                                   16,287                -
      Research and development                                                                  -            10,599
                                                                                          --------          -------
                                                                                          314,136           159,434
                                                                                          --------          -------

Loss Before Other Expense                                                                ( 314,136)       ( 159,434)
                                                                                         ----------        ----------

Other Expense

      Finance costs                                                                       ( 50,331)       ( 127,789)
      Interest expense                                                                    ( 94,200)       ( 129,782)
                                                                                          ---------       ----------
                                                                                         ( 144,531)       ( 257,571)
                                                                                         ----------       ----------

Net loss for year                                                                      $ ( 458,667)      $( 417,005)
                                                                                         ==========        ==========

Loss per common share - basic and diluted                                                  $ (0.01)         $ (0.01)
                                                                                           ========         ========

Weighted average number of common shares outstanding -
      basic and diluted                                                                  80,324,400        40,312,690
                                                                                        ===========        ==========

              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                               For the Three Months
                                                                                                   Ended March 31,
                                                                                            ------------------------------
                                                                                               2003             2002
                                                                                            ------------     -------------

Cas Flow From Operating Activities

      Net loss from operations                                                              $ ( 458,667)      $ ( 417,005)

      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                         37,395            56,997
           Loss on disposal of furniture and equipment                                                -           ( 1,932)
           Issuance of stock for financing costs                                                 50,331                 -
           Interest converted to stock                                                           26,193                 -
           Inventory impairment                                                                 103,818                 -
           Amortization of finance costs                                                         35,000          ( 39,235)
           Extraordinary loss on settlement of debt                                                   -          ( 59,939)

      Changes in operating assets and liabilities:
           Accounts receivable                                                                  ( 2,018)                -
           Prepaid expenses and other current assets                                             18,191            31,850
           Inventories                                                                                -               197
           Accounts payable and accrued liabilities                                              10,027           426,807
                                                                                                -------          --------

Net Cash Used In Operating Activities                                                         ( 212,076)          ( 2,260)
                                                                                              ----------          --------

Cash Flow From Investing Activities
           Purchase of property and equipment                                                   ( 1,574)                -
                                                                                                --------          --------

Net Cash Used In Investing Activities                                                           ( 1,574)                -
                                                                                                --------          --------

Cash Flow From Financing Activities
           Principal payments under capital lease obligations                                         -              ( 44)
           Loan repayment-related parties                                                      ( 61,936)                -
           Loan repayments                                                                      ( 6,353)          ( 5,323)
           Borrowings under bank indebtedness                                                         -             7,616
           Borrowings on convertible loans                                                      222,000                 -
                                                                                                --------           -------

Net Cash Flow From Financing Activities                                                         153,711             2,249
                                                                                               --------            -------

Net Decrease In Cash                                                                           ( 59,939)             ( 11)

Cash, Beginning of period                                                                        66,852               113
                                                                                                -------            -------

Cash, End of period                                                                             $ 6,913           $   102
                                                                                                =======            =======

Non-Cash Investing And Financing Activities

      Common stock issued for services                                                         $  (750)          $   (503)
      Stock options issued upon purchase of ProShot Golf, Inc.                                 $   -             $275,000


              INFORETECH WIRELESS TECHNOLOGY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on April 15, 2003.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $32,091,914 at March 31, 2003 and, as of that date, a working capital deficiency of $10,029,849. As of March 31, 2003, the Company was in default of various loans and notes payable and on interest payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

3. STOCKOLDERS' DEFICIT

On January 7, 2003, the Company issued 250,000 to a former employee as part of a severance package.

On February 1, 2003 and March 1, 2003, the Company issued 617,528 and 600,294 shares, respectively to The Shaar Fund as per financing agreement.

On February 1, 2003 and March 14, 2003, the Company issued an aggregate of 500,000 shares to a consultant for services rendered.

On March 31, 2003, the Company issued 5,520,468 shares of common stock to convert $127,000 of a note payable, plus accrued interest of $26,193.

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

The ProShot Golf Networks division was established in January 2001 when the Company completed the acquisition of Proshot Golf, Inc. (ProShot), a leading provider of cart-based GPS distance measurement systems to the golf market. The Company is has filed a petition for relief under Chapter 7 of the federal bankruptcy laws.

Results of Operations

Three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002

Administration Expenses

For the first three months, administration expenses of $260,454 were $132,277, or 103% higher than the $128,377 for the same period in 2002. This increase is attributed to hiring back of various personnel in order to proceed with our business plan.

Depreciation and amortization

Depreciation and amortization increased 81% to $37,395 for the three months ended March 31, 2003 from $20,658 for the three months ended March 31, 2002. This increase is attributable to the amortization expense of warrants issued to obtain financing in the fourth quarter of 2002 which amounted to $26,145.

Research and Development

There were no research and development expenses during the first quarter of 2003 as compared to $10,599 during the first quarter of 2002.

Finance Costs

Finance costs fell by 61% from the first quarter of 2003. For the first three months, finance costs of $50,331 were $77,458 lower than the $127,789 in the same period in 2002. This difference is attributable to the decrease in financing received in the first quarter 2003.

Interest Expense

Interest expense decreased $35,582 in the first quarter of 2003 to $50,331 from $129,782 in the first quarter of 2002.

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

The outcome of these efforts cannot be assured. The Company's survival will depend on its ability to raise funds by way of debt or equity and its ability to restructure present liabilities. The Company may be required to seek protection under bankruptcy laws or suspend certain parts of its operation if it is unable to raise sufficient capital.

The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As of March 31, 2003 and the date of this filing, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time. Accordingly, additional financing will be required to commercialize the Inforemer product and working capital to gear up production. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and seek protection under applicable bankruptcy laws.

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

Item 3.  Controls and Procedures.

Within 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 7, 2003, the Company issued 250,000 to a former employee as part of a severance package.

On February 1, 2003 and March 1, 2003, the Company issued 617,528 and 600,294 shares, respectively to The Shaar Fund as per financing agreement.

On February 1, 2003 and March 14, 2003, the Company issued an aggregate of 500,000 shares for consulting services.

On March 31, 2003, the Company issued 5,520,468 shares of common stock to Augustine Capital Management to convert $127,000 of the note payable and $26,193 of accrued interest.

All of the foregoing were pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a) thereof.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 99.1

(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            INFORETECH WIRELESS TECHNOLOGY INC.


By:     /s/ Robert C. Silzer, Sr.                 Dated: May 20, 2003
            -------------------------
            Robert C. Silzer, Sr.
            Chief Executive Officer

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

Date: May 20, 2003

                                   By:/s/ Robert C. Silzer, Sr.
                                          ---------------------
                                          Robert C. Silzer, Sr.
                                          Chief Executive and Financial Officer