Form 10QSB
period 2003-06-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2003-08-21
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                         Commission File Number: 0-25963

                       INFORETECH WIRELESS TECHNOLOGY INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                               88-0350120
       -------------------------------           ----------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)                 Identification Number)

    5500 - 152nd Street, Suite 214, Surrey, British Columbia, Canada V3S-8E7
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (604) 576-7442

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2003, the Company had 93,098,493 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

              INFORETECH WIRELESS TECHNOLOGY INC. AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
          June 30, 2003 (Unaudited) and December 31, 2002

         Condensed Consolidated Statements of Operations (Unaudited) -
          Three Months and Six Months Ended June 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended June 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements (Unaudited) -
          Three Months and Six Months Ended June 30, 2003 and 2002

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

              Inforetech Wireless Technology Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                           June 30,       December 31,
                                             2003             2002
                                          -----------     ------------
                                          (Unaudited)

ASSETS

Current assets:
  Cash                                   $    11,795      $    66,852
  Accounts receivable                         10,000            2,018
  Inventories                                322,639          130,056
  Prepaid expenses and other
    current assets                            17,461           59,764
                                          ----------      -----------
Total current assets                         361,895          258,690
                                          ----------      -----------

Property and equipment                       323,406          321,877
Less:  Accumulated depreciation             (266,323)        (246,301)
                                          ----------      -----------
                                              57,083           75,576
                                          ----------      -----------
Total assets                             $   418,978      $   334,266
                                          ==========      ===========

LIABILITIES

Current liabilities:
  Bank loan payable                      $    48,930      $    69,094
  Loan payable (in default)                1,185,000        1,185,000
  Accounts payable and accrued
    liabilities                            2,632,023        2,292,372
  Promissory notes payable                   108,073           50,902
  Promissory notes payable -
    related parties                          641,733          683,759
  Convertible loans payable                  510,285          470,895
  Convertible loans payable -
    related parties                          227,969          262,607
                                          ----------       ----------
                                           5,354,013        5,014,629
                                          ----------       ----------
  Liabilities related to
    discontinued operations
    (Chapter 7 proceedings
    filed in 2002) -
      Debt guaranteed                      1,118,000        1,118,000
      Promissory notes payable             1,569,567        1,569,567
      Accounts payable and
        accrued liabilities                2,253,790        2,253,790
      Loans payable to related
        parties                              258,000          258,000
      Capital lease obligations
        (in default)                          29,467           29,467
                                          ----------       ----------
                                           5,228,824        5,228,824
                                          ----------       ----------
Total current liabilities                 10,582,837       10,243,453
                                          ----------       ----------
Non-current liabilities:
  Convertible debt payable                 1,870,000        1,703,317
                                          ----------       ----------

STOCKHOLDERS' DEFICIENCY

Stockholders' deficiency:
Common stock, $0.001 par value -
  Class A -
    Authorized - 100,000,000 shares
    Issued and Outstanding -
     93,098,493 shares
    and 77,372,467 shares at
    June 30, 2003 and
    December 31, 2002, respectively           93,098           77,372
  Class B -
    Authorized - 10,000,000 shares
    Issued and Outstanding -
    100,000 shares at June 30, 2003
    and December 31, 2002                        100              100
Accumulated other comprehensive
  income                                     722,295          722,295
Additional paid-in capital                20,394,859       19,220,976
Accumulated deficit                      (33,244,211)     (31,633,247)
                                          ----------       ----------
Total stockholders' deficiency           (12,033,859)     (11,612,504)
                                          ----------       ----------
Total liabilities and
  stockholders' deficiency               $   418,978      $   334,266
                                          ==========       ==========



     See accompanying notes to condensed consolidated financial statements.

              Inforetech Wireless Technology Inc. and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)


                                            Three Months Ended June 30,
                                           ---------------------------
                                             2003              2002
                                           ---------         ---------

Operating expenses:
  Selling and marketing expenses         $    13,724         $    -
  General and administrative               1,013,902           689,803
  Depreciation and amortization               12,000            22,658
                                           ---------           -------
  Total costs and expenses                 1,039,626           712,461
                                           ---------           -------
Loss from operations                      (1,039,626)         (712,461)

Other expense:
  Interest expense                          (112,671)         (194,536)
                                           ---------           -------
Net loss                                 $(1,152,297)        $(906,996)
                                           =========           =======
Net loss per common share -
  basic and diluted                           $(0.01)           $(0.02)
                                                ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                       90,159,157        44,675,658
                                          ==========        ==========



     See accompanying notes to condensed consolidated financial statements.

              Inforetech Wireless Technology Inc. and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)


                                            Six Months Ended June 30,
                                            -------------------------
                                             2003              2002
                                           ---------         ---------

Operating expenses:
  Selling and marketing expenses         $    30,011       $      -
  General and administrative               1,274,356           817,980
  Research and development                      -               10,599
  Depreciation and amortization               49,395            43,316
                                           ---------         ---------
  Total costs and expenses                 1,353,762           871,895
                                           ---------         ---------
Loss from operations                      (1,353,762)         (871,895)
                                           ---------         ---------
Other expense:
  Interest expense                          (206,871)         (324,317)
  Finance costs                              (50,331)         (127,789)
                                           ---------         ---------
Total other expense                         (257,202)         (452,106)
                                           ---------         ---------
Net loss                                 $(1,610,964)      $(1,324,001)
                                           =========         =========

Net loss per common share -
  basic and diluted                           $(0.02)           $(0.03)
                                                ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                       87,917,531        41,851,916
                                          ==========        ==========



     See accompanying notes to condensed consolidated financial statements.

              Inforetech Wireless Technology Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                Six Months Ended June 30,
                                                ------------------------
                                                   2003            2002
                                                ---------       ---------

Cash flows from operating activities:
Net loss                                      $(1,610,964)    $(1,324,001)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization                    49,395          43,316
  Loss on removal of course equipment                -             (1,932)
  Issuance of common stock for
    financing costs                                50,331            -
  Interest payable converted into
    common stock                                   26,193            -
  Inventory impairment                            103,818            -
  Stock-based compensation                        979,894          52,624
  Amortization of finance costs                      -            100,000
  Changes in operating assets and
    liabilities:
    Increase in:
      Accounts receivable                          (7,982)           -
      Inventories                                (192,583)           -
      Investment in leases                           -            (11,520)
      Prepaid expenses and other
        current assets                             42,303          31,850
    Increase (decrease) in:
      Accounts payable and
        accrued liabilities                        81,651       1,031,819
                                                ---------       ---------
Net cash used in operating activities            (477,944)        (77,844)
                                                ---------       ---------
Cash flows from investing activities:
  Purchase of property and equipment          $    (1,529)    $   (28,268)
                                                ---------       ---------
Net cash used in investing activities              (1,529)        (28,268)
                                                ---------       ---------
Cash flows from financing activities:
  Repayments of loans                             (20,164)           -
  Repayments of loans from related parties        (76,664)           -
  Proceeds from bank borrowings                    57,171         157,048
  Proceeds from convertible loans                 464,073            -
                                                ---------       ---------
Net cash provided by financing activities         424,416         157,048
                                                ---------       ---------

Effect of exchange rate on cash                      -            (50,964)

Cash:
  Net decrease                                    (55,057)            (28)
  At beginning of period                           66,852             113
                                                ---------       ---------
  At end of period                            $    11,795     $        85
                                                =========       =========







     See accompanying notes to condensed consolidated financial statements.

              Inforetech Wireless Technology Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2003 and 2002


1.  Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of Inforetech Wireless Technology Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Business - The Company is involved in the development of golf course management technology. The Company is in the process of developing a hand-held Global Positioning Satellite ("GPS") technology. At June 30, 2003 and December 31, 2002, substantially all of the Company's assets and operations were located in Canada.

The Company has not recognized any revenues from the sale of its GPS technology through June 30, 2003. The Company expects to recognize revenue in the future only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue will be recognized only after such obligations are fulfilled.

The Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc. ("IGT"), was involved in the development of the Company's golf course management technology. During the three months ended December 31, 2002, IGT ceased operations and filed a filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted (see
Note 3).

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courts and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted (see Note 3).

As a result of these Chapter 7 bankruptcy filings, the liabilities of such discontinued subsidiaries have been classified as liabilities of discontinued operations in the accompanying financial statements.

The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss) - Since the Company did not have any items of comprehensive income (loss) during the three months and six months ended June 30, 2003 and 2002, a statement of comprehensive income (loss) is not presented.

Reclassification - Certain amounts have been reclassified in 2002 to conform to the presentation in 2003.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2003 and December 31, 2002. The continuation of the Company's research and development activities and the commercialization of the technology is dependent on the Company's ability to successfully complete its research and development program and finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to restructure its debt obligations and raise new capital. To the extent that the Company is unable to successfully restructure its debt obligations and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

Foreign Currency Translation - Assets and liabilities of subsidiaries in foreign countries are translated into United States dollars using the exchange rate in effect at the balance sheet date or the historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into United States dollars are included in stockholders' deficiency as accumulated other comprehensive income, while gains and losses resulting from foreign currency transactions are included in operations.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

Stock-Based Compensation - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

2.  Loan Payable

In February 2001, the Company received a $1,185,000 loan with interest at LIBOR plus 1% per annum payable semi-annually. The payments due August 1, 2001 and subsequently have not made. The loan matures on February 28, 2006, but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company's common stock, which were loaned to the Company by a number of its shareholders. A finder's fee of $47,400 was deducted from the initial amount paid to the Company. A further finder's fee of $47,400 is payable to a third party and has not been paid. The Company is in default in its obligations with respect to this loan. As a result, the Company has classified this loan as a current liability in the accompanying financial statements. The Company is attempting to renegotiate the terms of this loan, although there can be no assurances that the Company will be successful in this regard.

3.  Liabilities Related to Discontinued Operations

The Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc. ("IGT"), was involved in the development of the Company's golf course management technology. During the three months ended December 31, 2002, IGT ceased operations and filed a filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted.

The Company has recorded accounts payable and accrued liabilities of $1,199,540 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheets.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courts and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted.

In conjunction with the ProShot transaction, the Company has recorded aggregate guarantees outstanding of $1,118,000, consisting of $1,000,000 of bank debt guaranteed and an additional $118,000 of debt guaranteed personally by a director of the Company. In addition, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,569,567 and accounts payable and accrued liabilities of $1,054,250. All such liabilities are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheets.

4.  Capital Stock Transactions

The Company's articles of incorporation provide for two classes of stock, Class A Voting Common Equity ("Class A common stock") and Class B Special Voting Non-Equity ("Class B common stock"). Each class of common stock has the same voting rights. The shares of Class B common stock are convertible into Class A common stock on a one-to-one basis. All references herein to "common stock" refer to the Class A common stock.

Three Months and Six Months Ended June 30, 2003:

On January 7, 2003, the Company issued 250,000 shares of common stock to a former employee of the Company, Robert Silzer, Jr., valued at market value of $10,000 as part of a severance package, which was charged to operations a general and administrative expense during the six months ended June 30, 2003. Robert Silzer, Jr. is the son of the Company's Chief Executive Officer, Robert Silzer, Sr.

On February 1, 2003, the Company issued 250,000 shares of common stock valued at $10,000 to Rick Harrow for services rendered.

On March 14, 2003, the Company issued 250,000 shares of common stock valued at $15,000 to Rick Harrow for services rendered.

On February 1, 2003, the Company issued 617,528 shares of common stock to The Shaar Fund, Ltd. for principal and accrued interest of $20,000 and $316, respectively, with respect to a $1,000,000 convertible debenture due November 1, 2007. On March 1, 2003, the Company issued an additional 600,294 shares of common stock to The Shaar Fund, Ltd. for principal and accrued interest of $20,000 and $410, respectively, with respect to this convertible debenture.
The debenture was restructured in October 2002, and currently bears interest at 6% per annum, is convertible (including related accrued interest) into common stock at the lesser of (i) $0.32 or (ii) 75% of the average market price for the five trading days ending on the last trading day of the calendar month immediately preceding the date of conversion, and requires the Company to make monthly payments of at least $20,000, plus accrued interest, beginning March 2003, in cash or common stock, at the election of the Company. The Company also issued warrants to purchase 200,000 shares of common stock at $0.32 per share, exercisable for a period of five years.

On March 31, 2003, the Company issued 5,520,468 shares of common stock to Augustine Funds, L.P. for principal and accrued interest of $127,000 and $26,193, respectively, with respect to a $1,000,000 8% convertible debenture due August 4, 2005. The debenture is convertible (plus related accrued interest) into common stock common stock at the less of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common stock for the five days immediately preceding the conversion date.

On April 15, 2003, the Company issued 100,000 shares of common stock to David Hodgson valued at $6,000 for serving on the Company's advisory board.

On April 15, 2003, the Company issue 2,750,000 shares of common stock valued at $165,000 to various consultants for services rendered.

On April 15, 2003, the Company issued 250,000 shares of common stock valued at $15,000 to Rich Harrow for services rendered.

On April 22, 2003, the Company issued 446,914 shares of common stock to The Shaar Fund, Ltd. for principal and accrued interest of $20,000 and $513, respectively, with respect to the convertible debenture described above.

On May 5, 2003, the Company issued 51,000 shares of common stock valued at $9,690 to James Malone for services rendered.

On May 9, 2003, the Company issued 200,000 shares of common stock valued at $38,000 for principal and accrued interest of $25,329 and $12,671, respectively, for a partial payment on an $85,000 promissory note obligation to La Jolla Investments.

On May 9, 2003, the Company issued 1,465,000 shares of common stock valued at $278,350 to related parties for services rendered.

On May 9, 2003, the Company issued 700,000 shares of common stock valued at $133,000 to related parties for services rendered.

On June 24, 2003, the Company issued 422,459 shares of common stock to The Shaar Fund, Ltd. for principal and accrued interest of $40,000 and $1,330, respectively, with respect to the convertible debenture described above.

5.  Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

6.  Subsequent Events

During July 2003, the Company reached an agreement with Augustine Funds, L.P. to settle in full a $1,000,000 8% convertible debenture due August 4, 2005, with a remaining balance of $610,500 (including principal and accrued interest) by agreeing to convert $350,000 of such obligation into 8,893,914 shares of common stock (with an escrow arrangement) and the forgiveness of $260,500 of such obligation and the cancellation of 1,000,000 previously issued warrants. The Company expects to issue such shares of common stock during the three months ended September 30, 2003.

During July 2003, the Company reached an agreement with two creditors to settle in full debt obligations totaling $1,690,000 into 16,900,000 shares of common stock. In addition, WHAG Investments, LLC agreed to convert 75% of its $1,000,000 debt obligation into 9,863,387 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development of golf course management technology. The Company is in the process of developing a hand-held Global Positioning Satellite ("GPS") technology. At June 30, 2003 and December 31, 2002, substantially all of the Company's assets and operations were located in Canada.

The Company applies GPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Inforemer is currently installed at one location on a pay-for-play basis. The Company has not earned any revenue from the Inforemer. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company has not recognized any revenues from the sale of its GPS technology through June 30, 2003. The Company expects to recognize revenue in the future only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue will be recognized only after such obligations are fulfilled.

The Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc. ("IGT"), was involved in the development of the Company's golf course management technology. During the three months ended December 31, 2002, IGT ceased operations and filed a filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courts and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted.

As a result of these Chapter 7 bankruptcy filings, the liabilities of such discontinued subsidiaries have been classified as liabilities of discontinued operations in the accompanying financial statements.

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2003 and December 31, 2002. The continuation of the Company's research and development activities and the commercialization of the technology is dependent on the Company's ability to successfully complete its research and development program and finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to restructure its debt obligations and raise new capital. To the extent that the Company is unable to successfully restructure its debt obligations and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

Critical Accounting Policies:

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at June 30, 2003. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

Income Taxes:

The Company records a valuation allowance to reduce its deferred tax assets arising from net operating loss carryforwards to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations:

Three Months Ended June 30, 2003 and 2002 -

Selling and Marketing Expenses. Selling and marketing expenses were $13,724 for the three months ended June 30, 2003. The Company did not have any selling and marketing expenses for the three months ended June 30, 2002.

General and Administrative Expenses. General and administrative expenses increased by $324,099 or 47.0% to $1,013,902 in 2003, as compared to $689,803 in
2002, primarily as a result of $979,894 of stock-based compensation for the three months ended June 30, 2003.
Depreciation and Amortization. Depreciation and amortization decreased by $10,658 or 47.0% to $12,000 in 2003, as compared to $22,658 in 2002.

Loss from Operations. The loss from operations was $1,039,626 for the three months ended June 30, 2003, as compared to a loss from operations of $712,461 for the three months ended June 30, 2002.

Interest Expense. Interest expense decreased by $81,865 or 42.1% to $112,671 in 2003, as compared to $194,536 in 2002, as a result of decrease of interest-bearing debt.

Net Loss. Net loss was $1,152,297 the three months ended June 30, 2003, as compared to a net loss of $906,996 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 and 2002 -

Selling and Marketing Expenses. Selling and marketing expenses were $30,011 for the six months ended June 30, 2003. The Company did not have any selling and marketing expenses for the six months ended June 30, 2002.

General and Administrative Expenses. General and administrative expenses increased by $456,376 or 55.8% to $1,274,356 in 2003, as compared to $817,980 in
2002, primarily as a result of $979,894 of stock-based compensation for the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization increased by $6,079 or 14.0% to $49,395 in 2003, as compared to $43,316 in 2002.

Loss from Operations. The loss from operations was $1,353,762 for the six months ended June 30, 2003, as compared to a loss from operations of $871,895 for the six months ended June 30, 2002.

Interest Expense. Interest expense decreased by $117,446 or 36.2% to $206,871 in 2003, as compared to $324,317 in 2002, as a result of a decrease in interest-bearing debt.

Finance Costs. The Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. Finance costs decreased by $77,458 or 60.6% to $50,331 in 2003, as compared to $127,789 in 2002.

Net Loss. Net loss was $1,610,964 the six months ended June 30, 2003, as compared to a net loss of $1,324,001 for the six months ended June 30, 2002.

Liquidity and Capital Resources - June 30, 2003:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases, and the sale of convertible debentures and common stock to provide the resources necessary to develop its business plan. During the six months ended June 30, 2003 and the year ended December 31, 2002, the Company raised $464,073 and $883,395, respectively, of new capital from the sale of convertible debentures. The Company is continuing its efforts to raise new capital during the remainder of 2003.

The Company's limited cash and working capital resources, and the uncertainty with respect to the Company's ability to fund its operations, have raised substantial doubt about the Company's ability to continue as a going concern (see "Going Concern" above).

Operating Activities. The Company's operations utilized cash of $477,944 during the six months ended June 30, 2003, as compared to $77,844 during the six months ended June 30, 2002. The increase in cash utilized in operations in 2003 as compared to 2002 was primarily a result of a reduction in the increase in accounts payable and accrued liabilities.

At June 30, 2003, cash decreased by $55,057 to $11,795, as compared to $66,852 at December 31, 2002.

The Company had a working capital deficit of $10,220,942 at June 30, 2003, as compared to a working capital deficit of $9,984,763 at December 31, 2002. At June 30, 2003 and December 31, 2002, a substantial portion of the Company's current liabilities consist of loans in default and liabilities with respect to discontinued operations.

Investing Activities. Net cash used in investing activities was $1,529 and $28,268 for the six months ended June 30, 2003 and 2002, respectively, consisting of the purchase of property and equipment.

Financing Activities. Net cash provided by financing activities was $424,416 for the six months ended June 30, 2003, as compared to $157,048 for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company made payments on loans of $20,164 and loans from related parties of $76,664. During the six months ended June 30, 2003 and 2002, the Company received proceeds from bank borrowings of $57,171 and $157,048, respectively. During the six months ended June 30, 2003, the Company received proceeds from the sale of convertible loans of $464,073.

In February 2001, the Company received a $1,185,000 loan with interest at LIBOR plus 1% per annum payable semi-annually. The payments due August 1, 2001 and subsequently have not made. The loan matures on February 28, 2006, but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company's common stock, which were loaned to the Company by a number of its shareholders. A finder's fee of $47,400 was deducted from the initial amount paid to the Company. A further finder's fee of $47,400 is payable to a third party and has not been paid. The Company is in default in its obligations with respect to this loan. As a result, the Company has classified this loan as a current liability in the accompanying financial statements. The Company is attempting to renegotiate the terms of this loan, although there can be no assurances that the Company will be successful in this regard.

Recent Accounting Pronouncements:

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a significant effect on the Company's financial statement presentation or disclosures.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS No. 148 will have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Transactions during the Six Months Ended June 30, 2003:

On January 7, 2003, the Company issued 250,000 shares of common stock to a former employee of the Company, Robert Silzer, Jr., valued at market value of $10,000 as part of a severance package, which was charged to operations a general and administrative expense during the six months ended June 30, 2003. Robert Silzer, Jr. is the son of the Company's Chief Executive Officer, Robert Silzer, Sr.

On February 1, 2003, the Company issued 250,000 shares of common stock valued at $10,000 to Rick Harrow for services rendered.

On March 14, 2003, the Company issued 250,000 shares of common stock valued at $15,000 to Rick Harrow for services rendered.

On February 1, 2003, the Company issued 617,528 shares of common stock to The Shaar Fund, Ltd. for principal and accrued interest of [$20,000 and $316], respectively, with respect to a $1,000,000 convertible debenture due November 1, 2007. On March 1, 2003, the Company issued an additional 600,294 shares of common stock to The Shaar Fund, Ltd. for principal and accrued interest of [$20,000 and $410], respectively, with respect to this convertible debenture. The debenture was restructured in October 2002, and currently bears interest at 6% per annum, is convertible (including related accrued interest) into common stock at the lesser of (i) $0.32 or (ii) 75% of the average market price for the five trading days ending on the last trading day of the calendar month immediately preceding the date of conversion, and requires the Company to make monthly payments of at least $20,000, plus accrued interest, beginning March 2003, in cash or common stock, at the election of the Company. The Company also issued warrants to purchase 200,000 shares of common stock at $0.32 per share, exercisable for a period of five years.

On March 31, 2003, the Company issued 5,520,468 shares of common stock to Augustine Funds, L.P. for principal and accrued interest of $127,000 and $26,193, respectively, with respect to a $1,000,000 8% convertible debenture due August 4, 2005. The debenture is convertible (plus related accrued interest) into common stock common stock at the less of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common stock for the five days immediately preceding the conversion date.

On April 15, 2003, the Company issued 100,000 shares of common stock to David Hodgson valued at $6,000 for serving on the Company's advisory board.

On April 15, 2003, the Company issue 2,750,000 shares of common stock valued at $165,000 to various consultants for services rendered.

On April 15, 2003, the Company issued 250,000 shares of common stock valued at $15,000 to Rich Harrow for services rendered.

On April 22, 2003, the Company issued 446,914 shares of common stock to The Shaar Fund, Ltd. for principal and accrued interest of $20,000 and $513, respectively, with respect to the convertible debenture described above.

On May 5, 2003, the Company issued 51,000 shares of common stock valued at $9,690 to James Malone for services rendered.

On May 9, 2003, the Company issued 200,000 shares of common stock valued at $38,000 for principal and accrued interest of $25,329 and $12,671, respectively, for a partial payment on an $85,000 promissory note obligation to La Jolla Investments.

On May 9, 2003, the Company issued 1,465,000 shares of common stock valued at $278,350 to related parties for services rendered.

On May 9, 2003, the Company issued 700,000 shares of common stock valued at $133,000 to related parties for services rendered.

On June 24, 2003, the Company issued 422,459 shares of common stock to The Shaar Fund, Ltd. for principal and accrued interest of $40,000 and $1,330, respectively, with respect to the convertible debenture described above.

The shares of common stock and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February 2001, the Company received a $1,185,000 loan with interest at LIBOR plus 1% per annum payable semi-annually. The payments due August 1, 2001 and subsequently have not made. The loan matures on February 28, 2006, but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company's common stock, which were loaned to the Company by a number of its shareholders. A finder's fee of $47,400 was deducted from the initial amount paid to the Company. A further finder's fee of $47,400 is payable to a third party and has not been paid. The Company is in default in its obligations with respect to this loan. As a result, the Company has classified this loan as a current liability in the accompanying financial statements. The Company is attempting to renegotiate the terms of this loan, although there can be no assurances that the Company will be successful in this regard.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Three Months Ended June 30, 2003:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INFORETECH WIRELESS TECHNOLOGY INC.
                                       -----------------------------------
                                                   (Registrant)


                                       /s/ ROBERT C. SILZER, SR.
Date:  August 21, 2003            By:  ___________________________
                                       Robert C. Silzer, Sr.
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number  Description of Document
------  -----------------------

31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002