Form 10QSB
period 2003-09-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2003-11-20
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-25963

                              GPS INDUSTRIES, INC.
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

    5500 - 152nd Street, Suite 214, Surrey, British Columbia, Canada V3S-8E7
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (604) 576-7442

                       Inforetech Wireless Technology Inc.
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, the Company had 99,198,493 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002

         Condensed Consolidated Statements of Operations (Unaudited)
             - Three Months and Nine Months Ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (Unaudited)
             - Nine Months Ended September 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements (Unaudited)
             - Three Months and Nine Months Ended September 30, 2003 and
               2002

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                      GPS Industries, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                         September 30,    December 31,
                                             2003             2002
                                          -----------     ------------
                                          (Unaudited)

ASSETS

Current assets:
  Cash                                  $       -        $      66,852
  Accounts receivable                           -                2,018
  Inventories                                568,704           130,056
  Prepaid expenses and other
    current assets                            21,629            59,764
                                         -----------       -----------
Total current assets                         590,333           258,690
                                         -----------       -----------

Property and equipment                       351,342           321,877
Less:  Accumulated depreciation             (281,550)         (246,301)
                                         -----------       -----------
                                              69,792            75,576
                                         -----------       -----------
Total assets                           $     660,125     $     334,266
                                         ===========       ===========





                                   (continued)
                                        3

                      GPS Industries, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)


                                         September 30,    December 31,
                                             2003             2002
                                          -----------     ------------
                                          (Unaudited)

LIABILITIES

Current liabilities:
  Bank line of credit                    $ 1,059,721     $         -
  Bank loan payable                           38,140           69,094
  Loan payable (in default)                1,185,000        1,185,000
  Accounts payable and accrued
    liabilities                            2,565,280        2,292,372
  Promissory notes payable                    25,573           50,902
  Promissory notes payable -
    related parties                          382,495          683,759
  Convertible loans payable                  341,543          470,895
  Convertible loans payable -
    related parties                          227,969          262,607
                                          ----------       ----------
                                           5,825,721        5,014,629
                                          ----------       ----------
  Liabilities related to
    discontinued operations
    (Chapter 7 proceedings
    filed in 2002) -
      Debt guaranteed                      1,118,000        1,118,000
      Promissory notes payable             1,569,567        1,569,567
      Accounts payable and
        accrued liabilities                2,253,790        2,253,790
      Loans payable to related
        parties                              258,000          258,000
      Capital lease obligations
        (in default)                          29,467           29,467
                                          ----------       ----------
                                           5,228,824        5,228,824
                                          ----------       ----------
Total current liabilities                 11,054,545       10,243,453
                                          ----------       ----------

Non-current liabilities:
  Convertible debt payable                 1,870,000        1,703,317
                                          ----------       ----------











                                   (continued)

                      GPS Industries, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)


                                         September 30,    December 31,
                                             2003             2002
                                          -----------     ------------
                                          (Unaudited)

STOCKHOLDERS' DEFICIENCY

Stockholders' deficiency:
Preferred stock, $0.001 par value -
    Authorized - 25,000,000 shares
    Issued and Outstanding - None               -                -
Common stock, $0.001 par value -
    Authorized - 250,000,000 shares
    Issued and Outstanding -
    99,198,493 shares and 77,472,467
    shares at September 30, 2003 and
    December 31, 2002, respectively           99,198           77,472
Accumulated other comprehensive income       722,295          722,295
Additional paid-in capital                20,845,841       19,220,976
Accumulated deficit                      (33,892,754)     (31,633,247)
                                          ----------       ----------
Total stockholders' deficiency           (12,225,420)     (11,612,504)

Less:  Deferred financing costs              (39,000)            -
                                          ----------       ----------
Net stockholders' deficiency             (12,264,420)     (11,612,504)
                                          ----------       ----------
Total liabilities and
  stockholders' deficiency               $   660,125      $   334,266
                                          ==========       ==========
























     See accompanying notes to condensed consolidated financial statements.

                      GPS Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                         Three Months Ended September 30,
                                         --------------------------------
                                             2003              2002
                                           ---------         ---------

Operating expenses:
  Selling and marketing expenses           $  30,003         $    -
  General and administrative                 503,541           114,956
  Depreciation and amortization               12,000            25,000
                                             -------           -------
  Total costs and expenses                   545,544           139,956
                                             -------           -------
Loss from operations                        (545,544)         (139,956)
                                             -------           -------
Other expense:
  Interest expense                          (202,671)         (370,000)
  Finance costs                              (13,000)         (100,000)
                                             -------           -------
  Total other expense                       (215,671)         (470,000)
                                             -------           -------
Net loss                                   $(761,215)        $(609,956)
                                             =======           =======
Net loss per common share -
  basic and diluted                           $(0.01)           $(0.01)
                                                ====              ====
Weighted average common
  shares outstanding -
  basic and diluted                       99,198,793        49,310,164
                                          ==========        ==========























     See accompanying notes to condensed consolidated financial statements.

                      GPS Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                         Nine Months Ended September 30,
                                         -------------------------------
                                             2003              2002
                                           ---------         ---------

Operating expenses:
  Selling and marketing expenses         $    60,014       $      -
  General and administrative               1,777,897           932,936
  Research and development                      -               10,599
  Depreciation and amortization               61,395            68,316
                                           ---------         ---------
  Total costs and expenses                 1,899,306         1,011,851
                                           ---------         ---------
Loss from operations                      (1,899,306)       (1,011,851)
                                           ---------         ---------
Other expense:
  Interest expense                          (296,871)         (694,317)
  Finance costs                              (63,331)         (227,789)
                                           ---------         ---------
Total other expense                         (360,202)         (922,106)
                                           ---------         ---------
Net loss                                 $(2,259,508)      $(1,933,957)
                                           =========         =========

Net loss per common share -
  basic and diluted                           $(0.03)           $(0.04)
                                                ====              ====
Weighted average common
  shares outstanding -
  basic and diluted                       88,104,358        43,917,576
                                          ==========        ==========

















     See accompanying notes to condensed consolidated financial statements.

                      GPS Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  2003            2002
                                                ---------       ---------

Cash flows from operating activities:
Net loss                                      $(2,259,508)    $(1,933,957)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization                    61,395          67,249
  Loss on removal of course equipment                -             (1,932)
  Issuance of securities for financing
    costs                                          63,331            -
  Interest payable converted into
    common stock                                   26,193            -
  Inventory impairment                            103,818            -
  Stock-based compensation                        983,133          99,577
  Accretion of benefit related to
    convertible debt                                 -            170,000
  Amortization of finance costs                      -            100,000
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Accounts receivable                           2,018           -
      Inventories                                (438,648)         (2,391)
      Investment in leases                           -            (11,520)
      Prepaid expenses and other
        current assets                             38,135          31,850
    Increase in:
      Accounts payable and
        accrued liabilities                        14,908       1,251,015
                                                ---------       ---------
Net cash used in operating activities          (1,405,225        (230,109)
                                                ---------       ---------




















                                   (continued)

                      GPS Industries, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                              Nine Months Ended September 30,
                                             -------------------------------
                                                  2003            2002
                                                ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment          $   (20,659)    $   (28,268)
                                                ---------       ---------
Net cash used in investing activities             (20,659)        (28,268)
                                                ---------       ---------

Cash flows from financing activities:
  Common stock issued for cash                       -             50,000
  Repayments of loans                             (30,954)        (11,758)
  Repayments of loans from related parties        (77,902)           -
  Repayment of promissory note                    (25,329)
  Proceeds from bank borrowings                 1,059,721         157,048
  Proceeds from convertible loans                 433,496           -
                                                ---------       ---------
Net cash provided by financing activities       1,359,032         195,290
                                                ---------       ---------

Effect of exchange rate on cash                      -             62,974

Cash:
  Net decrease                                    (66,852)           (113)
  At beginning of period                           66,852             113
                                                ---------       ---------
  At end of period                            $     -         $       -
                                                =========       =========
























     See accompanying notes to condensed consolidated financial statements.

                      GPS Industries, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2003 and 2002


1.  Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of GPS Industries, Inc. (formerly Inforetech Wireless Technology, Inc.) and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Effective September 30, 2003, pursuant to a written consent of a majority of the Company's stockholders, the Company amended its Articles of Incorporation to change its name to GPS Industries, Inc., to increase the authorized shares of common stock from 100,000,000 shares to 250,000,000 shares, to authorize 25,000,000 shares of preferred stock, and to eliminate the dual classes of common stock. The elimination of the dual classes of common stock has been reflected in the Company's consolidated financial statements at September 30, 2003, and did not have any effect on the Company's consolidated results of operations, financial position or cash flows.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

Business - The Company is involved in the development of golf course management technology. The Company has developed a hand-held product using Global Positioning Satellite ("GPS") technology. At September 30, 2003 and December 31, 2002, substantially all of the Company's assets and operations were located in Canada.

The Company has not recognized any revenues from the sale of its GPS systems through September 30, 2003. The Company expects to recognize revenue in the future only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue will be recognized only after such obligations are fulfilled.

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted (see Note 3).

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted (see Note 3).

As a result of these Chapter 7 bankruptcy filings, the liabilities of such discontinued subsidiaries have been classified as liabilities of discontinued operations in the accompanying financial statements.

The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2003 and December 31, 2002. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

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


2.  Short-Term Loans

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

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of September 30, 2003, the Company had borrowed $1,059,721 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which is being charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $13,000 was charged to operations as finance costs for the three months ended September 30, 2003.

3.  Liabilities Related to Discontinued Operations

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted.

The Company has recorded accounts payable and accrued liabilities of $1,199,540 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheets.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf cours and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted.

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

4.  Legal Proceedings

At September 30, 2003, the Company was involved in the following legal proceedings:

(a) The Company has been threatened by potential litigation from its previous auditors for an amount of approximately $100,000, which is included in accounts payable. A settlement agreement has been reached with them whereby $55,000 of the debt has been settled with post-dated checks with the agreement that further negotiations will take place before any action is taken on the remainder.

(b) Lawsuits have been threatened by certain investors who guaranteed certain ProShot bank debt alleging, among other things, that the Company failed to issue shares of the Company's common stock to the guarantors. The Company is evaluating this matter.

(c) La Jolla Cove Investors, Inc. has received a judgment against the Company for $118,174, of which the Company has paid $25,329. The Company is in negotiations to settle this judgment.

(d) The Company's wholly-owned subsidiary, IGT, is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material or for which a provision has been recorded. Both IGT and ProShot have filed Chapter 7 petitions under the United States Bankruptcy Code.

5. Capital Stock Transactions

Three Months and Nine Months Ended September 30, 2003:

On January 7, 2003, the Company issued 250,000 shares of common stock to a former employee of the Company, Robert Silzer, Jr., valued at market value of $10,000 as part of a severance package, which was charged to operations a general and administrative expense during the six months ended June 30, 2003. Robert Silzer, Jr. is the son of the Company's Chief Executive Officer, Robert Silzer, Sr.

On February 1, 2003, the Company issued 250,000 shares of common stock valued at $10,000 to Rick Horrow for services rendered.

On March 14, 2003, the Company issued 250,000 shares of common stock valued at $15,000 to Rick Horrow for services rendered.

On February 1, 2003, the Company issued 617,528 shares of common stock to The Shaar Fund Ltd. for principal and accrued interest of $20,000 and $316, respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007. On March 1, 2003, the Company issued an additional 600,294 shares of common stock to The Shaar Fund Ltd., for principal and accrued interest of $20,000 and $1,315, respectively, with respect to this convertible debenture. The debenture is convertible (plus related accrued interest) into common stock at the lesser of (i) $5.25 per share or (ii) 75% of the average of the three lowest closing bid prices of the Company's common stock for the ten days immediately preceding the conversion date.

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

On April 15, 2003, the Company issued 250,000 shares of common stock valued at $15,000 to Rick Horrow for services rendered.

On April 22, 2003, the Company issued 446,914 shares of common stock to The Shaar Fund Ltd. for principal and accrued interest of $20,000 and $513, respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007.

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

On June 24, 2003, the Company issued 422,459 shares of common stock to the Shaar Fund Ltd. for principal and accrued interest of $40,000 and $1,330, respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007.

During July 2003, the Company issued 6,000,000 shares of common stock Augustine Funds, L.P. for principal and accrued interest of $600,000 and $10,500, respectively, with respect to a $1,000,000 8% convertible debenture due August 4, 2005.

6.  Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development of golf course management technology. The Company has developed a hand-held product using Global Positioning Satellite ("GPS") technology. At September 30, 2003 and December 31, 2002, substantially all of the Company's assets and operations were located in Canada.

The Company applies GPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Company has not earned any revenue to date from the Inforemer. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company has not recognized any revenues from the sale of its GPS systems through September 30, 2003. The Company expects to recognize revenue in the future only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue will be recognized only after such obligations are fulfilled.

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted.

As a result of these Chapter 7 bankruptcy filings, the liabilities of such discontinued subsidiaries have been classified as liabilities of discontinued operations in the accompanying financial statements.

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2003 and December 31, 2002. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at September 30, 2003. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Three Months Ended September 30, 2003 and 2002 -

Selling and Marketing Expenses. Selling and marketing expenses were $30,003 for the three months ended September 30, 2003. The Company did not have any selling and marketing expenses for the three months ended September 30, 2002.

General and Administrative Expenses. General and administrative expenses were $503,541 for the three months ended September 30, 2003, as compared to $114,856 for the three months ended September 30, 2002. This increase was attributable to an increase in personnel, professional fees and consulting fees.

Depreciation and Amortization. Depreciation and amortization decreased by $13,000 or 52.0% to $12,000 in 2003, as compared to $25,000 in 2002.

Loss from Operations. The loss from operations was $545,544 for the three months ended September 30, 2003, as compared to a loss from operations of $139,956 for the three months ended September 30, 2002.

Interest Expense. Interest expense decreased by $167,329 or 45.2% to $202,671 in 2003, as compared to $370,000 in 2002, as a result of a decrease of interest-bearing debt.

Finance Costs. Finance costs relate to warrants issued in conjunction with the Company's debt financings. Prior to 2003, the Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. The Company issued warrants in 2003 related to its $1,425,000 bank line of credit. The value of these warrants was recorded as deferred financing costs and is being amortized over the one-year term of the bank line of credit. Finance costs decreased to $13,000 in 2003 as compared to $100,000 in 2002.

Net Loss. Net loss was $761,215 the three months ended September 30, 2003, as compared to a net loss of $609,956 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002 -

Selling and Marketing Expenses. Selling and marketing expenses were $60,014 for the nine months ended September 30, 2003. The Company did not have any selling and marketing expenses for the nine months ended September 30, 2002.

General and Administrative Expenses. General and administrative expenses $1,777,897 in 2003, as compared to $932,936 in 2002. This increase was attributable to an increase in personnel, professional fees and consulting fees.

Research and Development Expenses. Research and development expenses were nil for the nine months ended September 30, 2003, as compared to $10,599 for the nine months ended September 30, 2002. The Company has completed the development phase for its current products.

Depreciation and Amortization. Depreciation and amortization decreased by $6,921 or 10.1% to $61,395 in 2003, as compared to $68,316 in 2002.

Loss from Operations. The loss from operations was $1,899,306 for the nine months ended September 30, 2003, as compared to a loss from operations of $1,011,851 for the nine months ended September 30, 2002.

Interest Expense. Interest expense decreased by $397,446 or 57.2% to $296,871 in 2003, as compared to $694,317 in 2002, as a result of a decrease in interest-bearing debt.

Finance Costs. Finance costs relate to warrants issued in conjunction with the Company's debt financings. Prior to 2003, the Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. The Company issued warrants in 2003 related to its $1,425,000 bank line of credit. The value of these warrants was recorded as deferred financing costs and is being amortized over the one-year term of the bank line of credit. Finance costs decreased to $63,331 in 2003, as compared to $227,789 in 2002.

Net Loss. Net loss was $2,259,508 the nine months ended September 30, 2003, as compared to a net loss of $1,933,957 for the nine months ended September 30, 2002.

Liquidity and Capital Resources - September 30, 2003:

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

Operating Activities. The Company's operations utilized cash of $1,405,225 during the nine months ended September 30, 2003, as compared to $230,109 during the nine months ended September 30, 2002. The increase in cash utilized in operations in 2003 as compared to 2002 was primarily a result of an increase in inventories and a decrease in accounts payable.

At September 30, 2003, cash decreased by $66,852 to $nil, as compared to $66,852 at December 31, 2002.

The Company had a working capital deficit of $10,394,420 at September 30, 2003, as compared to a working capital deficit of $9,984,763 at December 31, 2002. At September 30, 2003 and December 31, 2002, a substantial portion of the Company's current liabilities consist of loans in default and liabilities with respect to discontinued operations.

Investing Activities. Net cash used in investing activities was $20,659 and $28,268 for the nine months ended September 30, 2003 and 2002, respectively, consisting of the purchase of property and equipment.

Financing Activities. Net cash provided by financing activities was $1,359,032 for the nine months ended September 30, 2003, as compared to $195,290 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company made payments on loans of $30,954 and loans from related parties of $77,902. During the nine months ended September 30, 2003, the Company received proceeds from the sale of convertible loans of $433,496.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of September 30, 2003, the Company had borrowed $1,059,721 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which is being charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $13,000 was charged to operations as finance costs for the three months ended September 30, 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During July 2003, the Company issued 6,000,000 shares of common stock Augustine Funds, L.P. for principal and accrued interest of $600,000 and $10,500, respectively, with respect to a $1,000,000 8% convertible debenture due August 4, 2005.

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

(b) Reports on Form 8-K

Three Months Ended September 30, 2003:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GPS INDUSTRIES, INC.
                                        --------------------
                                            (Registrant)



                                       /s/ ROBERT C. SILZER, SR.
Date:  November 19, 2003          By:  ___________________________
                                       Robert C. Silzer, Sr.
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Document
------    -----------------------

31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002