Form 10KSB
period 2003-12-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2004-04-20
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One) |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _____________ to _____________ Commission file number 0-25963

                               GPS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                88-0350120
(State of other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or organization)

         Suite 214, 5500 - 152nd Street
         Surrey, British Columbia                    V3S-5J9
         (Address of principal executive offices)   (Zip Code)

                  Registrant's telephone number, including area
                               code: 604-576-7442

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

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

Revenues for the fiscal year ended December 31, 2003 were $0.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $18.11 million.

Registrant had 153,315,500 shares of Common Stock, $.001 par value per share, outstanding as of March 29, 2004.

Documents Incorporated by Reference to the extent indicated herein: None

                                TABLE OF CONTENTS

PART I
Item  1. Description of Business                                 4
Item  2. Properties                                              6
Item  3. Legal Proceedings                                       6
Item  4. Submission of Matters to a Vote of Security Holders     7

PART II
Item  5. Market for Common Equity and Related Shareholder
         Matters                                                 7
Item  6. Management's Discussion and Analysis or Plan of
         Operations                                              9
Item  7. Financial Statements                                   11, F-1 to F-19
Item  8. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    12
Item  8a. Controls and Procedures                               12

PART III
Item  9. Directors and Executive Officers of the
         Registrant                                             12
Item 10. Executive Compensation                                 14
Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder                14

PART IV
Item 12. Certain Relationships and Related Transactions         15
Item 13. Exhibits and Reports on Form 8-K                       16
Item 14. Principal Accountant Fees and Services                 17

Signatures

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Originally founded in 1995 and publicly traded since January 2000, GPS Industries Inc., ("GPSI" or the "Company"), formerly named Inforetech Wireless Technology Inc., ("IWTI"), is engaged in the design, development, and manufacture of its Inforemer line of products and other recreational devices that all utilize a patented combination of Global Positioning Systems ("GPS"), two way messaging systems and internet technology.

GPSI plans to expand into other recreational areas as opportunities continue to materialize. However its main current emphasis is focused on the golf industry with the goal of becoming a premier supplier of GPS based information systems to the international golfing and recreational arena.

Providing GPS based information to the golf industry represents an opportunity in that it provides for a high-tech need driven solution to the growing problems of course traffic, congestion and crowding and subsequent need for streamlining the play and pace of each game, to improve management efficiencies with potential advantages of maximizing income potential.

The Company's product line offers the potential to increase revenues for each golf course, but may result in substantial savings of expenses and at the same time offers additional enjoyment and satisfaction to patrons.

Another important aspect of GPS Informer based systems is the potential ease and speed of installation and subsequent initialization of courses that have elected to be implemented. Financing can also be made available, to maintain competitive rates for enhanced play.

The Company's flagship product is the Inforemer(R). In addition to providing precision guidance around courses and delivering pin point accuracy locations at all times, as part of its economic model, it creatively serves a dual purpose by providing full golf course management, effectively monitoring pace-of-play issues, increasing course revenues and profits, while providing a digital caddy and communications quality of the golfing experience as a whole by placing functionality, convenience and user-friendliness at the user's fingertips. The Company's mission is to achieve and maintain a leading position as the international developer and provider of GPS based golf enhancement devices that can also extend to many other GPS based recreational endeavours that are expected to evolve, unfold and develop over time.

The Company intends to be the provider of GPS based golf solutions that offer both hand-held and cart-based products with the opportunity for the courses to mix and match products and select the price range acceptable to them. . The Company's hand-held product, the Inforemer, (developed by GPSI) is a high-resolution device that can be carried or attached to a golf bag or power cart. The Inforemer display gives a full overview of the course at each hole, including the topography of each green, distance measurements to the pin, green-side bunkers and water hazards. The system also allows course management to monitor the current and past location of each player, enabling course management to control traffic, increase the pace of play of golfers and thereby increasing golf course revenue. In addition, the system offers clubhouse management the ability to instantly communicate with players, and through wireless communications offer the golfer merchandise or refreshments. The Company's cart mount systems include the same functionality as the hand-held units but also include advanced graphics, color displays and asset tracking capabilities, among other features.

The Company has realized that it would take a greater amount of time to reach a profit with a large overhead. Consequently the Company has decided to reduce operating costs through the appointment of distributors and out sourcing the majority of overhead costs as well as manufacturing costs. The Company's focus will be on the European markets through its distributor network with additional focus on the resort type courses in the United States, Canada, and Australia.

Subject to obtaining adequate working capital the Company intends to establish worldwide industry leadership in wireless GPS-based golf technology, and leverage this market position into other recreational market segments. Within the golf segment, the Company intends to build on its current position by; (i) offering reliable, high quality GPS-based wireless solutions; (ii) competitively pricing its wireless solutions by offering economic and tax friendly customized leasing solutions; (iii) leveraging its strategic and technological relationships; (iv) selectively acquiring providers of GPS-based products and services to expand its installed base and product offering; and (v) building brand awareness.

Acquisition of ProShot Golf, Inc.

On January 12, 2001 the Company acquired all of the outstanding capital stock of "ProShot" from its shareholders, an aggregate of 4,500,000 shares of Common Stock of ProShot. ProShot was a manufacturer of global positioning systems based distance measuring equipment for golf courses.

On September 21, 2001, after receiving notices of defaults from a group of former ProShot shareholders [the "Guarantors"], who guaranteed certain debt of ProShot owed to ProShot's bank lender (the "Bank") the Company and one of its directors signed an agreement with the Guarantors that the Company would use its best efforts to assist in the foreclosure of ProShot assets by the Bank; so that the Bank debt and ultimately the obligation of the Guarantors to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.

The principal terms of the agreement were:

o The Company would assist ProShot's Bank in foreclosing on ProShot's assets. Any proceeds from the foreclosure would be applied to reduce ProShot's debt to the Bank and hence the Guarantor's obligation to the Bank. During 2002 the Bank foreclosed on ProShot's assets.

o The Guarantors may advance funds on their behalf and on behalf of the Bank for the specific purposes of protecting the value of ProShot's assets including funds to meet ProShot employee payroll. After August 31, 2001, the Company would have no responsibility for advancing any further payroll and related expenses to ProShot or ProShot's employees.

o Upon the consummation of the above requirements, the Guarantors agree to release the Company and one of its directors from certain financial obligations and to convert such obligations to stock in the Company. The obligations to be released and converted were the obligation of the Company to indemnify the Guarantors for any losses or payments under the loan agreement with the Bank up to $1,000,000 and the obligation of a Company director from his personal guarantee of one-sixth of the total of Letters of Credit outstanding in favour of The Associates and Trimble Navigation, Ltd. totalling $708,000. Upon such releases in the total amount of $1,118,000, the Company agreed to issue to the Guarantors, or their designees, 11,180,000 shares of Common Stock. This term was subsequently amended in an October 16, 2001 agreement.

By an agreement dated April 24, 2004, the Guarantors have accepted an offer from the Company. The agreement provided the Guarantors 6,232,506 restricted shares in the Company. 1,873,651 of these shares have been put in escrow for the future benefit of the Guarantors and the Company against any unforeseen claims from the Proshot debtors.

The Company has signed an affiliation agreement with the Guarantors dated April 2, 2004, whereby the Company under certain circumstances will provide an affiliate of the Guarantors with product for their existing and new customers.

Change of name and share structure

Effective September 30, 2003, the Company amended its Articles of Incorporation to change its name to GPS Industries Inc., to increase the authorized shares of common stock from 100,000,000 shares to 250,000,000 shares, to authorize 25,000,000 shares of preferred stock, and to eliminate the dual classes of common stock.

Patents

The Company has obtained certain patents and filed for further patents including the following:

1. Hand Held communicator U.S. Patent
2. Charging base for Electronic Apparatus
3. Recreational Facility Management System
4. Right to use Player Positioning and Distance finding system (contracted thru agreement)
5. Ruggedized Sports PDA with communications capabilities and accessories
6. Portable GPS Unit
7. Cart mounted GPS Unit
8. Cart mounted bracket

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

The Market

The target market for GPSI's Inforemer system is multi billion golf-recreational market, with golf courses being GPSI's target customer. There are approximately 20,000 golf courses in North American and more than 40,000 world-wide. Current market penetration of GPS systems represent approximately 5% of the market, with adoption by golf courses increasing steadily as the product is now being more widely accepted as a business solution, and the products in general become more stable, affordable and user-friendly. GPSI is now also expanding its GPS-based wireless solutions beyond the golf course, to golf course residential communities and golf course resorts, further increasing the size of its market. Due to the flexibility of GPSI's core technology and software, it is able to repurpose and leverage it's applications for use in numerous vertical markets which the company is now exploring.

Competition:

Competition in the GPS golf market can be segmented into two main categories; low-priced consumer products and high-value GPS-based business solutions.

While there are an increasing number of GPS golf products on the market, many of these new products and competitors are consumer oriented, utilizing devices such as laser finders, binoculars or personal digital assistants (PDA's). These commodity products are basic in functionality, and do not provide the same level of accuracy or reliability as the business solutions being deployed by golf courses, which utilize more advanced technology, mapping data and infrastructure.

GPSI's direct competition in the GPS golf management system market consists of a limited number of competitors, with two primary competitors: Uplink Corporation and recently merged Parview/ProLink. Similar to GPSI, both companies have developed GPS based golf management solutions which provide courses with various applications for improving operations, increasing revenue and as a tool for golfers to utilize while golfing. Uplink and Parview/ProLink are similar in size, with upwards of 200 installations each. Both companies are focused primarily in the North American market, due to their dependence on manufacturer-specific golf carts. It is estimated that there are approximately 1,000 golf courses in North America with GPS systems installed, constituting a market penetration of approximately 5%. While the North American GPS-golf market is more mature, GPSI is targeting various emerging markets in Europe and Asia, where its handheld GPS product is well-suited. There is no major competition or identifiable market leader in these emerging markets.

ITEM 2. PROPERTIES

The principal executive offices of the Company are located in Surrey a suburb of Vancouver, British Columbia, Canada in an approximately 5,000 square foot facility. The current lease expires in 2005 and has one three-year renewal option. In March 2004 the Company leased an additional 2,500 facility in an adjacent building as part of the plan to bring final assembly of the Company's product in-house. The term of the additional lease is the same as the main lease.

ITEM 3. LEGAL PROCEEDINGS

The Company has been threatened with potential litigation from its previous auditors for an amount of approximately $100,000 by its former auditors, Ernst & Young LLP. A settlement has been reached with them with the agreement that further negotiations will take place before any action is taken on this balance.

Lawsuits have been threatened by the "ProShot Guarantors" for the completion of their agreement, which may require the issue of additional stock. Negotiations are currently taking place to settle this threat.

An action has been taken against the Company by La Jolla Investments alleging that the Company did not convert warrants to stock when the warrant holder elected. The Company is defending this action.

The Company's wholly owned subsidiary, Inforetech Golf Technology 2000 Inc.
(IGT) is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material to the Company. Both IGT and ProShot have filed Chapter 7 petitions under the federal bankruptcy laws.

The MWW Group has obtained a judgement against the Company in Washington State and has had the judgement registered in British Columbia. The amount owing by the Company is approximately $100,000 plus interest. The Company is currently seeking an out of court settlement on the basis of shares for debt. An accrual has been made by the Company for this amount.

Mr. Ross McKenzie has obtained default judgement against the Company in Ontario, Canada and has commenced legal proceedings in British Columbia, Canada seeking to have the Ontario judgement registered in British Columbia as a judgement of the Supreme Court of British Columbia. The amount of the Ontario judgement is US$ 347,470. This amount has been accrued by the Company. The Company is currently seeking an out of court settlement on the basis of shares for debt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders of the Company during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since January 27, 2000, the Company's Stock has been listed for trading on the OTC Electronic Bulletin Board under the symbol "WYRE." The Company changed its name in September 2003 and the symbol was changed to "GPSN". The trading market is limited and sporadic and should not be deemed to constitute an "established trading market."

The following table sets forth the range of bid prices of the Company's common stock as quoted on the OTC Electronic Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.

Year Ended December 31, 2002              High            Low
First Quarter                             0.07            0.01
Second Quarter                            0.02            0.01
Third Quarter                             0.08            0.08
Fourth Quarter                            0.08            0.04

Year Ended December 31, 2003              High            Low
First Quarter                             0.07            0.04
Second Quarter                            0.19            0.05
Third Quarter                             0.16            0.10
Fourth Quarter                            0.21            0.08

As of December 31, 2003 the number of security holders of record of the Company's Stock was approximately 279.

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

Recent Sale of Unregistered Securities.

During the fourth quarter of 2003 the Company issued the following unregistered securities.

On October 16, 2003 the Company issued 10,000,000 shares of common stock in connection with a 57 month endorsement agreement. The shares were valued at the market on date of issuance for $1,070,000. Accordingly, this amount was recorded as deferred compensation and is being amortized over the life of the agreement. The Company recognized $168,950 in amortization expense for the year ended December 31, 2003.

On October 16, 2003 the Company issued 313,650 shares of common stock valued at $12,546 to an former employee in settlement of a claim.

On December 1, 2003 the Company issued 200,000 shares of common stock valued at $31,111 in partial settlement of accounts payable of $65,000.

On December 2, 2003 the Company issued 250,000 shares of common stock valued at $25,000 to La Jolla for principal of $25,000 for a partial payment on an $85,000 promissory note obligation to La Jolla Investments.

On December 2, 2003 the Company issued 5,703,071 shares of common stock valued at $399,215 in full payment of a convertible loan .

On December 2, 2003 the Company issued 100,000 shares of common stock valued at $10,000 for services rendered.

On December 2, 2003 the Company issued 1,000,000 shares of common stock valued at $100,000 to for advisory services.

On December 2, 2003 the Company issued 1,000,000 shares of common stock valued at $100,000 for consulting services.

On December 2, 2003 the Company issued 17,000 shares of common stock valued at $1,700 in full payment of a debt.

On December 2, 2003 the Company issued 155,500 shares of common stock valued at $15,555 as a payment of interest on a short term loan.

On December 2, 2003 the Company issued 300,000 shares of common stock valued at $30,000 as a signing bonus.

On December 2, 2003 the Company issued 2,068,000 shares of common stock valued at $206,800 to related parties in lieu of the balance of a severance settlement.

On December 2, 2003 the Company issued 500,000 shares of common stock valued at $50,000 for services rendered.

On December 2, 2003 the Company issued 122,000 shares of common stock valued at $18,300 to three former employees for salaries owed.

On December 2, 2003 the Company issued 3,445,131 shares of common stock valued at $172,257 to a related party -in repayment of a long term debt outstanding since 1999. The payment included interest accrued at the rate of 5%, totalling $30,675

On December 2, 2003 the Company issued 2,802,567 shares of common stock valued at $168,154 to Augustine Funds, L.P. for principal and accrued interest of $148,000 and $20,154 respectively, with respect to a $1,000,000 8% convertible debenture due August 4, 2005.

On December 2, 2003 the Company issued 500,000 shares of common stock valued at $50,000 to five members of the Company's Board of Advisors.

On December 2, 2003 the Company issued 7,161,285 shares of common stock the for conversion of $500,000 of debt owed to Whag.

On December 2, 2003 the Company issued 500,000 shares of common stock valued at $50,000 for legal fees provided.

On December 2, 2003 the Company issued 1,500,000 shares of common stock valued at $150,000 to the Company's Board of Directors.

On December 2, 2003 the Company issued 1,107,000 shares of common stock valued at $106,433 to the Sharr fund. Fund Ltd. for principal and accrued interest of $100,000 and $6,433 respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007.

On December 2, 2003 the Company issued 2,066,100 shares of common stock valued at $103,305 for conversion of debt

On December 31, 2003 the Company issued 6,316,802 shares of common stock valued at $538,261 to Whag, $500,000 principal and accrued interest of $38,261.

On December 31, 2003 the Company issued 3,000,000 shares of common stock valued at $300,000 to Vindemiolla .$200,000 of this amount related to the cancellation of a royalty program and the remaining $100,000 related to the release of patent rights held as security.

On December 31, 2003 the Company issued 1,410,000 shares of common stock valued at $141,000 for cash.

On December 31, 2003 the Company issued 150,000 shares of common stock valued at $15,000 for principal of $15,000 for a partial payment on an $85,000 promissory note obligation to La Jolla Investments.

All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the period ended December 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the period ended December 31, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development of golf course management technology. The Company has developed both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology. At December 30, 2003 and December 31, 2002, substantially all of the Company's assets and operations were located in Canada.

The Company applies GPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Company has not generated any revenue as at December 30, 2003 from any of its products. The Company has earned revenue in the first quarter of 2004. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company expects to recognize revenue only when delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue will be recognized only after such obligations are fulfilled.

For the years ended December 31, 2003 and 2002

Administration

Administration expenses increased by $1,299,137 from $1,629,519 for the year ended December 31, 2002 to $2,928,656 for the year ended December 31, 2003. Administration expenses consist of salaries and employee related costs, including compensation costs paid by the issuance of stock, as well as legal, audit, investor relations and consulting fees. Non-cash stock based compensation expense were $1,711,091 for 2003, $60,028 for 2002.

Depreciation and amortization

Depreciation and amortization decreased by 10% from $80,821 to $72,170. This decrease is attributable to a decrease in the property and equipment asset base.

Sales and marketing

Sales and marketing expenses increased by $169,766 from $1,905 for the year ended December 31, 2002 to $171,671 for the year ended December 31, 2003. This increase is attributable to the formation of a direct sales and marketing department starting in Q3.

Engineering, Research and Development

Engineering, Research and development costs increased by $ 912,826 for the year ended December 31, 2003 to $1,205, 082 as opposed to $292,256 for the year ended December 31, 2002. This increase is attributable to the fact that the Company invested significant amounts in the upgrade and continued development of new product.

Finance Costs

The increase in finance costs of $85,084 from $592,847 for the year ended December 31, 2002 to $677,931 for the year ended December 31, 2003, is due to expenses incurred to obtain additional financing for the Company. Most of these expenses relate to the non-cash cost of the conversion features with three loans and the non-cash cost of issuing stock and warrants in connection with the debt financing..
Finance costs relate to warrants issued in conjunction with the Company's debt financings. Prior to 2003, the Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. The Company issued warrants in 2003 related to its $1,425,000 bank line of credit. The value of these warrants was recorded as deferred financing costs and is being amortized over the one-year term of the bank line of credit.

Interest expense
Interest expense increased by 20% from $347,909 for the year ended December 31, 2002 to $279,378 for 2003. This $68,531 decrease is related to the pay out of debt financing by the Company during 2003.

Gain (Loss) on Extinguishment of Debt
During 2003 the Company wrote off $1,461,367 of debt related to discontinued operations. This debt consisted of accrued liabilities and accounts payable related to prior years. During 2002 the Company settled various account payables which resulted in a loss on extinguishment of debt in the amount of $36,778.

Liquidity And Capital Resources

At December 31, 2003 the Company had significant debt liabilities. At December 31, 2003 the working capital deficit was $9,969,706 compared to $9,984,763 at December 31, 2002. Operating activities used cash of $2,021,569 and $934,386 for the years ended December 31, 2003 and December 31, 2002 respectively. The increase in cash usage was principally attributable to, the increase in net loss from operations to $3,797,714,and payment of expenses with stock in the amount of $2,156,607.

At December 31, 2003 and December 31, 2002, a substantial portion of the Company's current liabilities consist of loans in default and liabilities with respect to discontinued operations.

Financing for the year ended December 31, 2003 provided cash of $2,179,200 as opposed to $1,087,295 in 2002.

In 2003 the Company raised $141,000 from the issuance of common stock, $625,000 from the issuance of convertible debt and obtained $1,470,862 in loans from bank indebtedness and $30,443 from other loans. In 2002 the Company raised a total of $65,000 of cash from the sale of common stock, $883,395 from the issue of convertible debt, $69,094 from a bank loan and $69,806 from other loans. The Company has historically relied upon sales of its common stock, debt instruments and loans from its founder to finance research and development, marketing and operations. As of December 31, 2003 and the date of this report, the Company had a working capital deficit. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time. Accordingly, additional financing will be required to commercialize the Company's product and working capital to gear up production of its product. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and commercialization programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and/or seek protection under applicable bankruptcy laws.

Critical Accounting Policies.
All accounting policies are included in the Notes to the Financial Statements.

Off Balance Sheet Arrangements
All such arrangements are included in the Notes to the Financial Statements.

Contractual Obligations, Contingent Liabilities and Commitments All such liabilities are included in the Notes to the Financial Statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Filed herewith are the following financial statements:

                               GPS INDUSTRIES INC.
                              FINANCIAL STATEMENTS

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

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                 F - 2

       Statements of Operations                                      F - 3

       Statements of Stockholders' Deficit                           F - 4

       Statements of Cash Flows                                      F - 5

       Notes to Financial Statements                            F - 7 to F - 19

                         REPORT OF INDEPENDENT AUDITORS'

The Board of Directors and Stockholders
GPS Industries Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GPS Industries Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GPS Industries Inc. at December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 2. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/Sherb & Co., LLP
                                                ----------------
                                                Sherb & Co., LLP
                                                Certified Public Accountants


April 13, 2004
New York, New York

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     Assets
Current
  Cash                                                    $            3,367
  Inventories                                                        536,623
  Prepaid expenses and other current assets                           72,814
                                                               --------------
       Total Current Assets                                          612,804

Property and equipment, net                                           73,807

Deferred implementation costs                                        105,985
                                                               --------------
                                                          $          792,596
                                                               ==============
                     Liabilities and Stockholders' Deficit

Current liabilities
  Bank indebtedness                                       $        1,470,862
  Bank loan                                                           41,712
  Short term loans                                                   343,952
  Loan payable in default                                          1,185,000
  Accounts payable and accrued liabilities                         2,732,824
  Convertible loans                                                  268,910
  Promissory notes - related parties                                 623,036
                                                                -------------
                                                                   6,666,296

  Liabilities related to discontinued operations
   Debt guaranteed                                                 1,118,000
   Promissory note payable                                         1,569,757
   Accounts payable and accrued liabilities                        1,054,250
   Loans payable to related parties                                  258,000
   Capital lease obligations ( in default)                            29,467
                                                                -------------
                                                                   4,029,474
                                                                -------------
          Total current liabilities                               10,695,770
                                                                -------------
Convertible debt                                                     535,214
                                                                -------------
Stockholders' deficit:
  Class A common stock, $.001 par value,
   250,000,000 authorized
   150,891,649 issued and outstanding                                150,892
  Accumulated other comprehensive income                             722,295
  Deferred compensation expense                                    ( 901,050)
  Subscriptions receivable                                           ( 5,888)
  Additional paid-in capital                                      25,139,585
  Accumulated deficit                                           ( 35,544,222)
                                                                -------------
          Total Stockholder's Deficit                           ( 10,438,388)
                                                                -------------
                                                          $          792,596
                                                                =============



          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                          For the Years Ended December 31,
                                                                    ---------------------------------------------
                                                                            2003                    2002
                                                                    ---------------------   ---------------------
Operating Expenses
   Administration                                           $               2,928,656     $         1,629,519
   Depreciation and amortization                                               72,170                  80,821
   Sales and marketing                                                        171,671                   1,905
   Engineering and Research and Development                                 1,205,082                 292,256
                                                                    ---------------------   ---------------------
                                                                            4,377,579               2,004,501
                                                                    ---------------------   ---------------------

Loss from operations                                                      ( 4,377,579)            ( 2,004,501)
                                                                    ---------------------   ---------------------
Other Income (Expense):
   Finance costs                                                            ( 677,931)              ( 592,847)
   Interest expense                                                         ( 279,378)              ( 347,909)
   Gain (loss) on foreign exchange                                           ( 37,454)                 34,779
   Gain (loss) on extinguishment of debt                                    1,461,367                ( 36,778)
                                                                    ---------------------   ---------------------
                                                                              466,604               ( 942,755)
                                                                    ---------------------   ---------------------

Net loss                                                       $           (3,910,975)    $        (2,947,256)
                                                                    =====================   =====================

Loss per common share - basic and diluted                      $               (0.04)     $            (0.06)
                                                                    =====================   =====================
Weighted average number of common shares outstanding -
      basic and diluted                                                     96,982,573              49,629,227
                                                                    =====================   =====================


          See accompanying notes to consolidated financial statements

                  GPS INDUSTRIES INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                            Class A Common Stock          Class B Common Stock
                                                     --------------------------------- -------------------------      Additional
                                                           Number                           Number                      Paid-In
                                                         of Shares            Amount       of Shares      Amount       Capital
                                                     -----------------  -------------- ----------------  -------  -----------------


Balance January 1, 2002                                  39,249,152  $          39,249       100,000  $     100  $      17,944,780

Stock options issued for executive compensation                   -                  -             -          -             60,029
Detachable warrant on convertible loan                            -                  -             -          -             52,287
Common stock issued for related party debt                  790,624                791             -          -             24,500
Common stock issued for services                         15,323,909             15,324             -          -            856,717
Common stock issued on conversion of debt                17,186,468             17,186             -          -            294,078
Common stock issued for cash                              2,500,000              2,500             -          -             62,500
Common stock issued for accounts payable                  1,405,764              1,406             -          -             48,296
Common stock issued for wages payable                     4,650,543              4,650             -          -             60,754
Common stock issued for accounts payable
 in prior year returned and cancelled                   ( 3,733,993)           ( 3,734)            -          -          ( 182,966)

Comprehensive Loss:
 Net loss                                                         -                  -             -          -                  -
 Foreign currency translation gain
  (loss) net of taxes of $0                                       -                  -             -          -                  -

Total Comprehensive Loss                                          -                  -             -          -                  -
                                                    -----------------  --------------- ----------------  -------  -----------------

Balance December 31, 2002                                77,372,467             77,372       100,000        100         19,220,976

Common stock issued for compensation                     13,282,550             13,283             -          -          1,566,860
Common stock issued for deferred compensation            10,000,000             10,000             -          -          1,060,000
Amortization of deferred compensation                             -                  -             -          -                  -
Common stock issued for related party debt                2,831,631              2,832             -          -            225,137
Common stock issued for services                            500,000                500             -          -            140,047
Common stock issued on conversion of debt                38,776,206             38,776             -          -          2,240,440
Common stock issued for cash                              1,410,000              1,410             -          -            139,590
Subscriptions receivable                                          -                  -             -          -                  -
Common stock issued for accounts payable                    513,650                514             -          -             30,597
Common stock issued for interest                          3,105,144              3,105             -          -            149,938
Common stock issued for finance costs                     3,000,000              3,000             -          -            327,000
Warrants issued for bank letter of credit                         -                  -             -          -             39,000
Cancellation of Class B Stock                               100,000                100     ( 100,000)     ( 100)                 -

Comprehensive Loss:
 Net loss                                                         -                  -             -          -                  -
 Foreign currency translation gain
  (loss) net of taxes of $0                                       -                  -             -          -                  -

Total Comprehensive Loss                                          -                  -             -          -                  -
                                                    -----------------  --------------- ----------------  -------  -----------------

Balance December 31, 2003                                150,891,649  $        150,892            -     $     -  $      25,139,585
                                                    =================  ================ ===============  =======  =================


          See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT




                                                       Other                                                             Total
                                                    Comprehensive     Deferred     Subscriptions   Accumulated        Stockholders'
                                                       Income        Compensation   Receivable       Deficit            Deficit
                                                    --------------  -------------- -------------  --------------  ------------------


Balance January 1, 2002                           $     806,194    $           -  $          -   $  (28,685,991) $       (9,895,667)

Stock options issued for executive compensation               -                -             -                -              60,029
Detachable warrant on convertible loan                        -                -             -                -              52,287
Common stock issued for related party debt                    -                -             -                -              25,291
Common stock issued for services                              -                -             -                -             872,041
Common stock issued on conversion of debt                     -                -             -                -             311,264
Common stock issued for cash                                  -                -             -                -              65,000
Common stock issued for accounts payable                      -                -             -                -              49,702
Common stock issued for wages payable                         -                -             -                -              65,404
Common stock issued for accounts payable
 in prior year returned and cancelled                         -                -             -                -           ( 186,700)

Comprehensive Loss:
 Net loss                                                     -                -             -      ( 2,947,256)        ( 2,947,256)
 Foreign currency translation gain
  (loss) net of taxes of $0                            ( 83,899)               -             -                -            ( 83,899)
                                                                                                                  ------------------
Total Comprehensive Loss                                      -                -             -                -         ( 3,031,155)
                                                    --------------  -------------- -------------  --------------  ------------------

Balance December 31, 2002                               722,295                -             -     ( 31,633,247)       ( 11,612,503)

Common stock issued for compensation                          -                -             -                -           1,580,143
Common stock issued for deferred compensation                 -      ( 1,070,000)            -                -                   -
Amortization of deferred compensation                         -          168,950             -                -             168,950
Common stock issued for related party debt                    -                -             -                -             227,969
Common stock issued for services                              -                -             -                -             140,547
Common stock issued on conversion of debt                     -                -             -                -           2,279,216
Common stock issued for cash                                  -                -             -                -             141,000
Subscriptions receivable                                      -                -        ( 5,888)              -             ( 5,888)
Common stock issued for accounts payable                      -                -             -                -              31,111
Common stock issued for interest                              -                -             -                -             153,043
Common stock issued for finance costs                         -                -             -                -             330,000
Warrants issued for bank letter of credit                     -                -             -                -              39,000
Cancellation of Class B Stock                                 -                -             -                -                   -

Comprehensive Loss:
 Net loss                                                     -                -             -      ( 3,910,975)        ( 3,910,975)
 Foreign currency translation gain
  (loss) net of taxes of $0                                   -                -             -                -                   -
                                                                                                                  ------------------
Total Comprehensive Loss                                      -                -             -                -         ( 3,910,975)
                                                    --------------  -------------- -------------  --------------  ------------------

Balance December 31, 2003                          $    722,295    $   ( 901,050) $     ( 5,888) $  (35,544,222) $     ( 10,438,388)
                                                    ==============  ============== =============  ==============  ==================


           See accompanying notes to consolidated financial statements

                                     F-4(a)

                  GPS INDUSTRIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                      2003                     2002
                                                                              ----------------------------------------------
Cas Flow From Operating Activities
      Net loss from operations                                            $              (3,910,975) $           (2,947,256)
                                                                              ----------------------   ---------------------

      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                      72,170                  80,821
          Net liabilities related to discontinued operations                            ( 1,199,350)                      -
          Loss on foreign exchange                                                         ( 37,454)                      -
          Amortization of deferred compensation                                             168,950                       -
          Inventory impairment                                                              190,000                       -
          Loss on disposal of furniture and equipment                                             -                  21,311
          Expenses paid by issuance of stock                                              2,156,607                 632,070
          Interest converted to stock                                                       153,043                  54,764
          Finance charges converted to stock                                                330,000                 166,000
          Amortization of finance costs                                                           -                 585,957
      Changes in operating assets and liabilities:
          Inventories                                                                     ( 406,567)               ( 31,008)
          Prepaid expenses and deposits                                                    ( 11,032)               ( 21,957)
          Deferred implementation costs                                                   ( 105,985)                      -
          Accounts payable and accrued liabilities                                          428,308                 224,930
          Other liabilities                                                                       -                 300,000
                                                                              ----------------------   ---------------------

Net Cash Used In Operating Activities                                                   ( 2,172,285)              ( 934,368)
                                                                              ----------------------   ---------------------

Cash Flow From Investing Activities
          Purchase of property and equipment                                               ( 70,400)                ( 4,488)
          Proceeds from disposal of furniture and equipment                                       -                   2,217
                                                                              ----------------------   ---------------------

Net Cash Used In Investing Activities                                                      ( 70,400)                ( 2,271)
                                                                              ----------------------   ---------------------

Cash Flow From Financing Activities
          Common stock issued for cash                                                      141,000                  65,000
          Payments on lease contract obligations                                                  -                   7,105
          Borrowings on short term loans                                                     30,443                  50,712
          Loan proceeds                                                                           -                  11,989
          Repayments of bank loan                                                           (27,382)                 69,094
          Borrowings under bank indebtedness                                              1,470,862                       -
          Repayments of loans from related parties                                          (60,723)                      -
          Borrowing on convertible loans                                                    625,000                 883,395
                                                                              ----------------------   ---------------------

Net Cash Flow From Financing Activities                                                   2,179,200               1,087,295
                                                                              ----------------------   ---------------------

Effect Of Exchange Rate On Cash                                                                   -                ( 83,899)
                                                                              ----------------------   ---------------------

Net Increase (Decrease) In Cash                                                            ( 63,485)                 66,739

Cash, Beginning Of Year                                                                      66,852                     113
                                                                              ----------------------   ---------------------

Cash, End Of Year                                                        $                    3,367  $               66,852
                                                                              ======================   =====================

Non-Cash Investing And Financing Activities

      Common stock issued on conversion of convertible notes             $                2,279,216 $               311,264
      Common stock issued to settle debt                                 $                  227,969 $                25,291
      Common stock issued for services                                   $                  140,547 $               872,041
      Common stock issued for deferred compensation expenses             $                1,070,000 $                     -
      Warrants issued in consideration of debt financing                 $                        - $                52,287
      Stock options issued for executive compensation                    $                        - $                60,029
      Common stock issued in settlement of accounts payable              $                   31,111 $               115,106
      Common stock issued in prior year in settlement of
       accounts payable                                                  $                        - $              (186,700)


          See accompanying notes to consolidated financial statements

                      GPS industries Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the years ended December 31, 2003 and 2002

1. NATURE OF OPERATIONS

GPS Industries Inc., (the "Company" or "GPSI") a Nevada corporation, is involved in the development of golf course management technology. The Company has developed hand-held and cart mounted Global Positioning System ("GPS") units. At December 31, 2003, the Company had substantially all of its assets and operations in Canada.

The Company's wholly owned subsidiary, Inforetech Golf Technology 2000 Inc.
(IGT), which had participated with the Company in the development of its technology, filed petition for relief under Chapter 7 of the federal bankruptcy laws of the United States Bankruptcy Court on December 19, 2002 and ceased operations. These financial statements reflect the operations of the Company and of IGT up until the time it ceased operations and its assets and liabilities at that time and have not been adjusted to reflect the bankruptcy filing.

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

2. GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at December 31, 2003. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Impairment of Long-Lived Assets

The Company's long-lived assets consist of property and equipment. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at December 31, 2003. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

Consolidation

The condensed consolidated financial statements include the operations of GPS Industries Inc. (formerly Inforetech Wireless Technology, Inc.) and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Effective September 30, 2003, pursuant to a written consent of a majority of the Company's stockholders, the Company amended its Articles of Incorporation to change its name to GPS Industries Inc., to increase the authorized shares of common stock from 100,000,000 shares to 250,000,000 shares, to authorize 25,000,000 shares of preferred stock, and to eliminate the dual classes of common stock. The elimination of the dual classes of common stock has been reflected in the Company's consolidated financial statements at December 31, 2003, and did not have any effect on the Company's consolidated results of operations, financial position or cash flows.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Office equipment and furnishings           3-5 years
Computer Software                            3 years
Leasehold improvements                     Lease term
Tooling                                      3 years

The Company leases certain of its office equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term. Depreciation expense for the years ended December 31, 2003 and 2002 was $72,170 and $80,821 respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:

                                         2003                 2002
                                        ------               ------
Net loss as reported               $ (3,910,975)       $ ( 2,947,256)
Pro forma compensation expense         (122,976)                 -0-
                                   ------------         --------------
Pro forma net loss                 $ (4,033,951)        $ ( 2,947,256)
                                   ============         ==============
Net loss per share:
                                         2003                 2002
                                        ------               ------
Basic and diluted, as reported         $ (0.04)             $ (0.06)
Basic and diluted, pro forma           $ (0.04)             $ (0.06)

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

5. PROPERTY AND EQUIPMENT

At December 31, 2003 property and equipment consisted of the following:

Office equipment                                $            222,276
Computer software                                             68,575
Leasehold improvements                                        82,838
Tooling                                                       19,737
                                                              ------
                                                             393,426
Less:  accumulated depreciation                             (319,619)
                                                           ---------
                                                $             73,807
                                                           =========
6. CAPITAL LEASES

The Company's subsidiary IGT leased certain equipment under capital lease agreements that expire at various dates through January 2006. During 2002 IGT defaulted on those leases and surrendered the equipment to the leasing Company. The leasing Company took action in the Supreme Court of British Columbia for the balances outstanding on the leases. No liability is expected to accrue to the Company as a result of these actions, but the balance of the leases have been shown as a current liability at December 31, 2003.

7. DEBT

The Company and its subsidiaries have significant debt liabilities. The following table is a summary of debt at December 31, 2003.

Bank Indebtedness  (a)                             $      1,470,862
Bank Loan                                                    41,712
Short term loans  (b)                                       343,952
Convertible debt (c)                                        804,124
Loan payable in default (d)                               1,185,000
Note payable - related parties (Note 12a)                   623,036
Promissory notes (e)                                      1,569,757
Loan to related party  (f)                                  258,000
                                                        -----------
Total Debt                                                6,296,443
Less Current Portion                                     (5,761,229)
                                                        -----------
Total Long-Term Debt                               $        535,214
                                                        ===========

(a) Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of December 31, 2003, the Company had borrowed $1,470,862 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which is being charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $26,000 was charged to operations as finance costs for the six months ended December 30, 2003.

(b) As at December 31, 2003 the Company has $343,952 owing on short term notes (2002, nil) . These amounts are repayable on demand and are non interest bearing.

(c) Two convertible loans were outstanding as at December 31, 2003. Amount due to The Shaar fund of $775,214 and an amount due to LaJolla investments of $28,910.

The Shaar fund

Effective August 4, 2000, amended by agreement dated October 29, 2002 the Company entered into a securities purchase agreement with The Shaar Fund Ltd., relating to the sale of $1,000,000 in principal amount of 8% Convertible Debenture due November 2, 2007 and warrants to purchase up to 100,000 shares of Common Stock. Interest of 8% accrues on this debenture from September 12, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on September 12, 2005. The amending agreement also added interest accrued as at the amendment date of $166,000 to principal.

As at December 31, 2003 the principal amount outstanding is $886,000 which is offset by unamortized debt discount of $96,766 and unamortized finance costs of $14,020, giving a net balance of $775,214. This amount is being repaid at $20,000 plus accrued interest per month.

The proceeds raised of $1,000,000 have been allocated to the debt ($634,649) and the warrants ($365,351) based on their relative fair values at the date the loan was received. The fair value of the warrant is considered to be a discount on the convertible debenture, with a corresponding credit to additional paid in capital. The debt discount is being amortized, on an effective basis, over the five-year term of the debenture. During 2003 and 2002, $73,068 and $73,068, respectively, of the discount was amortized and included in financing costs, leaving an unamortized debt discount of $96,766. There is a further unamortized balance of $14,020 pertaining to financing costs.

The debenture is convertible (plus related interest expense) into Common Stock at the lesser of (i) $5.25 or (ii) 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. These terms give the holder an in the money conversion rate, the benefit of which is limited to the proceeds allocated to the debt. Accordingly, a beneficial conversion feature of $634,649 has been recognized as a further discount on the convertible debenture liability with a corresponding credit to additional paid in capital.

La Jolla has obtained a judgement against the Company, $28,910 was owing as at December 31, 2003.

(d) In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The interest is payable semi-annually with the first payment due August 1, 2001. The Company did not make this payment. The loan matures on February 28, 2006 but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company. These shares were loaned to the Company by a number of its shareholders. A finder's fee of $47,400, with respect to this loan, was deducted from the initial amount paid over to the Company. A further finder's fee of $47,400 is payable to a third party and has not yet been paid at the time of this filing. As at the date of filing, the Company has not made the interest payment due on the loan on August 1, 2001. The Company is therefore in default of the loan agreement. Since the loan is now in default, the Company has classified the loan as a current liability in these financial statements. The Company is disputing this liability. The Company believes that shares held as collateral may have been sold. The lender cannot be located at the date of this report.

(e) In January 2001, the Company entered into two separate promissory notes with creditors of ProShot. The first note was for $1,274,758 for fees owed to ProShot's attorneys. The note matures on January 26, 2004 with an interest rate of 6% per annum, which accrues from October 1, 1998. The second note was for $295,000, which matured on December 11, 2001 with an interest rate of 12% per annum. A judgement against the Company has been received in the total amount of $347,470 including accrued interest which has been recorded by the Company .The Company is in the process of negotiating an out of court settlement on the basis of the issuance of shares for debt for this amount

(f) The Company has a promissory note dated December 11, 1998 in the amount of $258,000 due to a party related to ProShot.

Long term debt , Principal repayable on Long term debt is as follows on December 31, 2003:

                        2004     $240,000
                        2005     $240,000
                        2006     $ 55,214
                                -----------
                        Total    $535,214

8. STOCKHOLDERS' DEFICIT

Effective September 30, 2003, pursuant to a written consent of a majority of the Company's stockholders, the Company amended its Articles of Incorporation to change its name to GPS Industries Inc., to increase the authorized shares of common stock from 100,000,000 shares to 250,000,000 shares, to authorize 25,000,000 shares of preferred stock, and to eliminate the dual classes of common stock. The elimination of the dual classes of common stock has been reflected in the Company's consolidated financial statements at December 31, 2003, and did not have any effect on the Company's consolidated results of operations, financial position or cash flows.

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

On March 11, 2002 2,733,993 shares that had been issued in 2001 to settle outstanding wages were returned to the Company and cancelled.

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

On January 7, 2003, the Company issued 250,000 shares of common stock to a former employee of the Company, valued at market value of $10,000 as part of a severance package, which was charged to operations. This employee is the son of the Company's Chief Executive Officer.

On January 29, 2003 the Company issued 1,903,363 shares to Augustine Funds LP for principal and accrued interest of $45,000 and $8,770 respectively with respect to a $1,000,000 8% convertible debenture due August , 2005.

On February 1, 2003 and March 14, 2003, the Company issued 500,000 shares of common stock valued at $35,000 to a consultant for services rendered.

On February 1, 2003, the Company issued 617,528 shares of common stock to The Sharr Fund Ltd. for principal and accrued interest of $20,000 and $316, respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007. On March 1, 2003, the Company issued an additional 600,294 shares of common stock to The Sharr Fund Ltd., for principal and accrued interest of $20,000 and $1,315, respectively, with respect to this convertible debenture. The debenture is convertible (plus related accrued interest) into common stock at the lesser of (i) $5.25 per share or (ii) 75% of the average of the three lowest closing bid prices of the Company's common stock for the ten days immediately preceding the conversion date.

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

On April 15, 2003, the Company issued 3,100,000 shares of common stock to various consultants for services rendered.

On April 22, 2003, the Company issued 446,914 shares of common stock to The Sharr Fund Ltd. for principal and accrued interest of $20,000 and $513, respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007.

On May 9, 2003, the Company issued 200,000 shares of common stock valued at $38,000 for principal and accrued interest of $25,329 and $12,671, respectively, for a partial payment on an $85,000 promissory note obligation to La Jolla Investments.

On May 9, 2003, the Company issued 2,165,000 shares of common stock valued at $411,350 to related parties for services rendered.

On June 24, 2003, the Company issued 422,459 shares of common stock to the Shaar Fund Ltd. for principal and accrued interest of $40,000 and $1,330, respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007.

During July 2003, the Company issued 6,000,000 shares of common stock to Augustine Funds, L.P. for principal and accrued interest of $600,000 and $10,500, respectively, with respect to a $1,000,000 8% convertible debenture due August 4, 2005.

On October 16, 2003 the Company issued 10,000,000 shares of common stock in connection with a 57 month endorsement agreement. The shares were valued at the market on date of issuance for $1,070,000. Accordingly, this amount was recorded as deferred compensation and is being amortized over the life of the agreement. The Company recognized $168,950 in amortization expense for the year ended December 31, 2003.

On October 16, 2003 the Company issued 313,650 shares of common stock valued at $12,546 to an former employee in settlement of a claim.

On December 1, 2003 the Company issued 200,000 shares of common stock valued at $31,111 in partial settlement of accounts payable of $65,000.

On December 2, 2003 the Company issued 250,000 shares of common stock valued at $25,000 to La Jolla for principal of $25,000 for a partial payment on an $85,000 promissory note obligation to La Jolla Investments.

On December 2, 2003 the Company issued 5,703,071 shares of common stock valued at $399,215 in full payment of a convertible loan .

On December 2, 2003 the Company issued 100,000 shares of common stock valued at $10,000 for services rendered.

On December 2, 2003 the Company issued 1,000,000 shares of common stock valued at $100,000 to for advisory services.

On December 2, 2003 the Company issued 1,000,000 shares of common stock valued at $100,000 for consulting services.

On December 2, 2003 the Company issued 17,000 shares of common stock valued at $1,700 in full payment of a debt.

On December 2, 2003 the Company issued 155,500 shares of common stock valued at $15,555 as a payment of interest on a short term loan.

On December 2, 2003 the Company issued 300,000 shares of common stock valued at $30,000 as a signing bonus.

On December 2, 2003 the Company issued 2,068,000 shares of common stock valued at $206,800 to related parties in lieu of the balance of a severance settlement.

On December 2, 2003 the Company issued 500,000 shares of common stock valued at $50,000 for services rendered.

On December 2, 2003 the Company issued 122,000 shares of common stock valued at $18,300 to three former employees for salaries owed.

On December 2, 2003 the Company issued 3,445,131 shares of common stock valued at $172,257 to a related party -in repayment of a long term debt outstanding since 1999. The payment included interest accrued at the rate of 5%, totalling $30,675

On December 2, 2003 the Company issued 2,802,567 shares of common stock valued at $168,154 to Augustine Funds, L.P. for principal and accrued interest of $148,000 and $20,154 respectively, with respect to a $1,000,000 8% convertible debenture due August 4, 2005.

On December 2, 2003 the Company issued 500,000 shares of common stock valued at $50,000 to five members of the Company's Board of Advisors.

On December 2, 2003 the Company issued 7,161,285 shares of common stock the for conversion of $500,000 of debt owed to Whag.

On December 2, 2003 the Company issued 500,000 shares of common stock valued at $50,000 for legal fees provided.

On December 2, 2003 the Company issued 1,500,000 shares of common stock valued at $150,000 to the Company's Board of Directors.

On December 2, 2003 the Company issued 1,107,000 shares of common stock valued at $106,433 to the Sharr fund. Fund Ltd. for principal and accrued interest of $100,000 and $6,433 respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007.

On December 2, 2003 the Company issued 2,066,100 shares of common stock valued at $103,305 for conversion of debt

On December 31, 2003 the Company issued 6,316,802 shares of common stock valued at $538,261 to Whag, $500,000 principal and accrued interest of $38,261.

On December 31, 2003 the Company issued 3,000,000 shares of common stock valued at $300,000 to Vindemiolla .$200,000 of this amount related to the cancellation of a royalty program and the remaining $100,000 related to the release of patent rights held as security.

On December 31, 2003 the Company issued 1,410,000 shares of common stock valued at $141,000 for cash.

On December 31, 2003 the Company issued 150,000 shares of common stock valued at $15,000 for principal of $15,000 for a partial payment on an $85,000 promissory note obligation to La Jolla Investments.

9. STOCK PURCHASE WARRANTS

At December 31, 2003, Stock purchase warrants were outstanding as follows:

 Number of  shares
      issuable        Exercise price $     Month of expiration
-------------------  -------------------  -------------------------
       100,000                    6.25          August 2005
     3,500,000                    6.20          April  2006
       250,000                    6.28          July   2006
     1,000,000                    0.10          June   2006
     ----------
     4,850,000

Warrants issued, exercised, cancelled and expired in the Year ended December 31, 2003.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,500,000 to fund its operations. As of December 31, 2003, the Company had borrowed $1,496,862 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which is being charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $26,000 was charged to operations as finance costs for the six months ended December 31, 2003.

No warrants were exercised during the year ended December 31, 2003

200,000 warrants were cancelled during the year ended December 31, 2003

10. Stock Options

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

On November 6, 2003, the Company's Board of Directors passed a resolution amending the 2001 Stock Option Plan, as permitted under section 8 thereof, to increase the maximum number of Shares that may be issued or transferred pursuant to Options to 30,000,000.

Stock option activity under the stock option plan is as follows:

                                    Weighted-
                               Number of  Shares            average
                                    Issuable                exercise
                                       #                     price $
---------------------------  --------------------------- --------------

Balance, December 31, 2001            1,100,000               0.20
  Granted                             8,003,875                .0075
  Exercised                          (3,448,280)               .0075
Balance December 31, 2002             5,655,595               0.045
  Granted                             1,260,000               0.10
  Exercised                                   0                  -
Balance December 31, 2003             6,815,595               0.055

The following table summarizes the outstanding and exercisable options as at December 31, 2003:

   Exercise            Number          Weighted-average      Number
    prices           outstanding          remaining        exercisable
       $                  #            contractual life         #
---------------  ------------------  -------------------- -------------
    0.20              1,100,000             2.00            1,100,000
    0.075             4,555,595             3.69            4,555,595
    0.10              1,260,000             3.75            1,260,000

12. RELATED PARTY TRANSACTIONS

[a] Promissory Notes

Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured, repayable on demand and bear interest at 10%. As at December 31, 2003 , one note was outstanding, the balance of the note is $623,036. The note holders have waived their interest for the period ended December 31, 2003. Accordingly, the interest has not been accrued.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2003. Rent expense for the years ended December 31, 2003 and December 31, 2002 was $58,299 and $70,855 respectively. This table shows future minimum lease commitments under the leases at December 31, 2003:

        2004                            42,837
        2005                             4,119
        2006                              -
                                   ------------
                                 $      46,957
                                   ============

Legal Proceedings

The Company has been threatened with potential litigation from its previous auditors for an amount of approximately $155,000, which is included in accounts payable. The agreement is that further negotiations will take place before any action is taken on this balance.

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

The MWW Group has obtained a judgement against the Company in Washington State and has had the judgement registered in British Columbia. The amount owing by the Company is approximately $100,000 plus interest. The Company is currently seeking an out of court settlement on the basis of shares for debt.

Mr. Ross McKenzie has obtained default judgement against the Company in Ontario, Canada and has commenced legal proceedings in British Columbia, Canada seeking to have the Ontario judgement registered in British Columbia as a judgement of the Supreme Court of British Columbia. The amount of the Ontario judgement is US$ 347,470. This amount has been accrued by the Company. The Company is currently seeking an out of court settlement on the basis of shares for debt.

14. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34% and is subject to Canadian federal and provincial combined tax rates of approximately 45%. It is eligible for a credit against its Canadian taxes of amounts approximating its US taxes.

The reconciliation of the provision (recovery) for income taxes before the extraordinary loss, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                    2003         2002
                                                 ----------  -----------
                                                   $ 000's      $ 000's
                                                 ----------  -----------
Tax expense (recovery) at U.S. statutory rates    (1,291)      (1,002)
Lower (higher) effective Canadian income taxes      (177)        (137)
Change in valuation allowance                        845          340
Non-deductible expenses                              623          805
                                                 ----------   ----------
Income tax provision (recover)                        -           -
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

                                                    2003         2002
                                                 ----------   ----------
                                                   $ 000's      $ 000's
                                                 ----------   ----------
Net operating loss carryforwards                    6,331       5,708
Research expenditures for Canadian tax purposes     1,170       1,170
                                                 ----------   ----------
Total deferred tax assets                           7,501       6,878
                                                    7,501       6,878
                                                 ----------   ----------
Net deferred tax assets                                -         -
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

ITEM 8a. CONTROLS AND PROCEDURES

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2003. The Board of Directors of the Company is comprised of only one class. The directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Robert C. Silzer, Sr. - Chairman, Chief Executive Officer and Director

Robert C. Silzer, Sr. ("Bob") is the founder, Chairman and Chief Executive Officer of the Company and has acted in this capacity since the inception of the Company.

Blake Ponuick - Vice President, Sales and Marketing

Mr. Ponuick joined the Company in September 2003 .
From 2001 to 2003 Mr. Ponuick was the founder, President and CEO of Mergence Communications Fro, 1996 to 2001 Mr. Ponuick was the founder, President and CEO of GSN Global systems Network

Alex Doaga, MSc. - Vice President, Engineering

Mr Doaga has been employed by the Company as VP Engineering, since 1996.

Don Adamson, VP Golf Operations

Mr Adamson joined the Company in November 2003.
From 1993 to 2003 Mr Adamson was President and CEO of the Global Leaderboard Group of Companies.

Greg Norman -Director

Mr. Norman has been a Director of the Company since May 7, 2003

Greg Norman is a legend in both the game and business of golf. His 86 tournament victories worldwide include 20 PGA Tour titles and two British Open Championships. Norman is also the CEO of one of the world's most successful golf course development and management companies, Great White Shark Enterprises. Recently named to the Board of Directors for GPS Industries Norman has endorsed Inforemer for the 60-plus courses in which his Company is involved around the world.

Rick Horrow - Director

Rick Horrow has been a Director of the Company since February 19, 2003

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

Douglas J. Wood - Director

Mr Wood has been a Director of the Company since February 26, 2003

Mr. Wood began his career as a financial analyst, and later, senior financial analyst for Rockwell as part of the Defense Electronic Operations department, based out of Anaheim, California. He then moved on to Kennemetal, Inc., where he served as Project Manager for International Operations, Manager of Defense Products Operations, and Marketing Manager for Metallurgical Products. Determination and ambition inspired him to embark on a successful entrepreneurial career as co-owner and president of Carrera Corporation, a world-class provider of custom injection moulding manufacturing services that he owned and operated for 13 years. After the successful sale of Carrera, Mr. Wood contributed to the formation and establishment of Astro Instrumentation LLC, a leading provider of cost-effective and complete manufacturing solutions for technology and high-end corporate clients, such as Bayer, makers of Bayer Aspirin. Mr. Wood was instrumental in signing a long-term agreement with Inforetech during the closing months of 2002 whereby Astro will provide complete manufacturing and support services for the Company.

Mr. Woods is also a dedicated philanthropist giving of himself and his time. He currently sits on the board of the Latrobe Foundation, the Westmoreland Trust and the Board of Trustees of Seton Hill University. Mr. Wood holds a B.A. in economics from Brown University and an M.B.A. in corporate finance and accounting from Cornell.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended , requires the Company's officers and directors, and persons who own more than ten per cent of a class of the Company's securities , to file reports of ownership and changes in ownership of common stock (Forms 3, 4, and 5) with the Securities and Exchange Commission. Based solely upon review of such forms we believe that all such forms were timely filed.

Audit Committee

The Company is in the process of establishing an Audit Committee.

Code of Ethics

The Company has adopted a business code of ethics for directors and officers.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Agreements

The only long-term employment agreement in place is an agreement with Mr Doaga, the Vice President of Engineering which specifies an annual salary of $80,000 per year for a period of 5 years commencing September 1, 2002 and is renegotiable after December 31, 2003.

The table below sets forth the Company's information for the Chief Executive Officer of the Company. No others earned more than $100,000 for the fiscal year ended December 31, 2003.

                           Summary Compensation Table
                        ---------------------------------
     Name and
Principal Position                        Year      Salary       Bonus
-------------------------               ---------- -----------  -------
Robert C. Silzer                          2003     $   96,348      0
Chief Executive Officer                   2002     $        0      0
                                          2001     $  100,000      0

There were no stock options granted to or exercised by the Directors or senior officers of the Company during 2003 and 2002.

There were no stock options held by Directors or Officers of the Company as of December 31, 2003 and December 31, 2002.

Stock Option Plan

The purpose of the plan is to provide additional incentives to those Directors, Officers and key employees and Consultants of the Company and its subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company, to motivate them to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in long-term growth and profitability of the Company. As at December 31, 2003 there were 1,260,000 options issued to employees at a price of $0.10 outstanding There were no options outstanding at December 31, 2002.

Details of the Stock Option Plan are provided in Note 10 to the Financial Statements

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (i) the number of shares of common stock owned by each such person and group and (ii) the percent of the Company's common stock so owned.

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

Suite 214
5500 - 152nd Street
Surrey, British Columbia, V3S-8E7

                              Number of Shares of       Percentage of
                                 Common Stock          Outstanding Common
Name of Beneficial Owner      Beneficially Owned    Stock Beneficially Owned
-------------------------- -----------------------  -------------------------

Robert Silzer, Sr.               6,371,306                   4.225%
Doug Wood (2)                   15,978,087                  10.596%
Greg Norman (3)                 10,500,000                   6.963%
Rick Horrow                      1,250,000                   0.829%
Blake Ponuick                      300,000                   0.199%
All Directors and Executive
Officers (5 persons)            34,399,393                  22.813%

(1) Percentages based on 150,791,649 shares of Common stock outstanding as at December 31, 2003 (2) 13,478,087 shares are held indirectly through Whag Investments LLC (3) 10,000,000 shares are held in the "Greg Norman Irrevocable Trust dated 12/17/1998".

Director's Compensation

During 2003 the Company issued 500,000 with a market value of $50,000 to each of the Company's directors.

Equity Compensation Plan

Details of the Company's plan have been included in the Notes to the Financial Statements.

PART IV

Item 12. Certain Relationships and Related Transactions

[a] Promissory Notes

Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured, repayable on demand and bear interest at 10%. As at December 31, 2003 , one note was outstanding, the balance of the note is $623,036 (2002, $683,759) The note holders have waived their interest for the period ended December 31, 2003. Accordingly, the interest has not been accrued.

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

        3.2 Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 3, 2000 (2)

        3.3 Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 20, 2000 (2)

        3.4              Bylaws (1)

       10.1              Share Exchange and Finance Agreement dated as of
                         December 16, 1999 (2)

       10.2              Security Purchase Agreement The Shaar Fund Ltd, (3)

       21.1              Subsidiaries of Registrant.

       23.1              Consent of Independent Certified Public Accountants *

       31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

(1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB

(2) Incorporated by reference to the Exhibits to the Form 8-K filed on Jan 29, 2002(file number 000-30104)

(3) Incorporated by reference to Registration Statement Form SB-2 filed on October 4, 2000

(b) Reports on Form 8-K

* Filed herewith.
                                       16

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND  SERVICES

The fees billed for the last two fiscal years for professional services rendered by the principal accountants for the Company's audit of the annual financial statements and for the review of financial statements included in the Company's Form 10 -QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years was

2003     Audit, $32,500 Review of 10Q's, $9,000

2002     Audit, $30,000 Review of 10Q's, $7,500

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     GPS INDUSTRIES, INC.


                                        By:      /s/ Robert C. Silzer, Sr.
                                                 -------------------------------
                                                     Robert C. Silzer, Sr.
                                                     President, Chief Executive
                                                     Officer and Chief Financial
                                                     Officer

Dated: April 20, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Robert C. Silzer, Sr.                     Dated: April 20, 2004
         --------------------------
             Robert C. Silzer, Sr.
             President, Chief Executive Officer,
             Chief Financial Officer and
             Director

By:      /s/ Douglas Wood                             Dated: April 20, 2004
         --------------------------
             Douglas Wood
             Director

By:      /s/ Rick Horrow                              Dated: April 20, 2004
         --------------------------
             Rick Horrow
             Director