Form 10QSB
period 2004-03-31
INFORETECH WIRELESS TECHNOLOGY INC
filed 2004-05-14
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2004

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

                    Issuer's telephone number: (604) 576-7442
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 2004, the Company had 152,936,500 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Balance Sheet - March 31, 2004 (Unaudited)

         Consolidated Statements of Operations (Unaudited) -
          Three Months Ended March 31, 2004 and 2003

         Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 2004 and 2003

         Notes to Consolidated Financial Statements (Unaudited) -
          Three Months Ended March 31, 2004 and 2003

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of matters to a vote of security holders

  Item 5.  Exhibits and Reports on Form 8-K


SIGNATURES

                               GPS INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2004
                                  (Unaudited)

                                     Assets

Current:
     Cash                                                         $      54,820
     Accounts receivable                                                236,124
     Inventories                                                        707,921
     Prepaid expenses and other current assets                           61,887
                                                                   -------------
                                Total Current Assets                  1,060,752

Property and equipment, net                                              89,283
                                                                   -------------
                                                                  $   1,150,035
                                                                   =============


                     Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                            $   1,746,601
     Bank loan                                                           29,075
     Short term loans                                                   723,332
     Loan payable in default                                            888,750
     Accounts payable and accrued liabilities                         3,115,249
     Convertible loans                                                  268,910
     Promissory notes - related parties                                 617,952
                                                                   -------------
                                                                      7,389,869
    Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002):
     Debt guaranteed                                                  1,118,000
     Promissory note payable                                          1,569,757
     Accounts payable and accrued liabilities                         1,054,250
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                   -------------
                                                                      4,029,474
                                                                   -------------
                                Total current liabilities            11,419,343
                                                                   -------------
Convertible debt                                                        545,869

Stockholders' deficit:
     Class A common stock, $.001 par value,
     250,000,000 authorized
      152,936,500 issued and outstanding                                152,936
     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                    ( 844,736)
     Subscriptions receivable                                           ( 5,888)
     Additional paid-in capital                                      25,435,799
     Accumulated deficit                                           ( 36,275,583)
                                                                   -------------
     Total Stockholder's Deficit                                   ( 10,815,177)
                                                                   -------------
                                                                  $   1,150,035
                                                                   =============

          See accompanying notes to consolidated financial statements

                               GPS INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the Three Months Ended March 31,
                                                                            ------------------------------------
                                                                                  2004                 2003
                                                                            -----------------  -----------------
                                                                               (Unaudited)         (Unaudited)
Revenue                                                                   $          840,310 $             -

Cost of Goods Sold                                                                   752,379               -
                                                                            -----------------  -----------------
Gross Profit                                                                          87,931               -
                                                                            -----------------  -----------------
Operating Expenses:
      Administration                                                                 478,082         260,454
      Depreciation and amortization                                                   16,995          37,395
      Sales and marketing                                                            262,142          16,287
      Engineering and Research and Development                                       249,836               -
                                                                            -----------------  -----------------
                                                                                   1,007,055         314,136

Loss Before Other Income (Expense)                                                 ( 919,124)      ( 314,136)
                                                                            -----------------  -----------------
Other Income (Expense):
      Finance costs                                                                 ( 23,655)       ( 50,331)
      Interest expense                                                              ( 41,244)       ( 94,200)
      Gain (loss) on foreign exchange                                                  8,775               -
      Gain (loss) on extinguishment of debt                                          243,889               -
                                                                            -----------------  -----------------
                                                                                     187,765        ( 144,531)
                                                                            -----------------  -----------------

Net Loss                                                                   $       ( 731,359) $     ( 458,667)
                                                                            =================  =================

Loss per common share - basic and diluted                                  $         ( 0.00)  $       ( 0.01)
                                                                            =================  =================

Weighted average number of common shares outstanding -
      basic and diluted                                                          152,248,110       80,324,400
                                                                            =================  =================

          See accompanying notes to consolidated financial statements

                               GPS INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months Ended March 31,
                                                                                       ------------------------------------
                                                                                            2004                 2003
                                                                                       -----------------  -----------------
                                                                                          (Unaudited)         (Unaudited)
Cash Flow From Operating Activities:
     Net loss from operations                                                        $        ( 731,359) $     ( 458,667)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization                                                         16,995           37,395
           Loan payable in default                                                            ( 296,250)               -
           Amortization of deferred compensation                                                 56,314                -
           Inventory impairment                                                                       -          103,818
           Loss on extinguishment of debt                                                        52,361                -
           Expenses paid by issuance of stock                                                   104,068                -
           Interest converted to stock                                                            2,940           26,193
           Finance charges converted to stock                                                         -           50,331
           Amortization of finance costs                                                         13,000           35,000

      Changes in operating assets and liabilities:
           Inventories                                                                        ( 171,298)               -
           Accounts Receivable                                                                ( 236,124)         ( 2,018)
           Prepaid expenses and deposits                                                         10,927           18,191
           Deferred implementation costs                                                        105,985                -
           Accounts payable and accrued liabilities                                             421,312           10,027
                                                                                       -----------------  -----------------
Net Cash Used In Operating Activities                                                         ( 651,129)       ( 179,730)
                                                                                       -----------------  -----------------
Cash Flow From Investing Activities
           Purchase of property and equipment                                                  ( 32,471)         ( 1,574)
                                                                                       -----------------  -----------------
Net Cash Flow Used In Investing Activities                                                     ( 32,471)         ( 1,574)
                                                                                       -----------------  -----------------
Cash Flow From Financing Activities
           Borrowings on short term loans                                                       479,380                -
           Repayments of bank loan                                                              (12,637)         ( 6,353)
           Borrowings under bank indebtedness                                                   262,739                -
           Repayments of loans from related parties                                              (5,084)        ( 61,936)
           Borrowing on convertible loans                                                        10,655          222,000
                                                                                       -----------------  -----------------
Net Cash Flow From Financing Activities                                                         735,053          153,711
                                                                                       -----------------  -----------------
Net Increase (Decrease) In Cash                                                                  51,453         ( 59,939)

Cash, Beginning Of Period                                                                         3,367           66,852
                                                                                       -----------------  -----------------
Cash, End Of Period                                                                  $           54,820  $         6,913
                                                                                       =================  =================

Non-Cash Investing And Financing Activities:
      Common stock issued to settle debt                                             $          191,250  $            -
                                                                                       =================  =================
      Common stock issued for services                                               $          104,068  $        ( 750)
                                                                                       =================  =================


          See accompanying notes to consolidated financial statements

                      GPS Industries, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2004 and 2003


1.  Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. (formerly Inforetech Wireless Technology,
Inc.) and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Business - The Company is involved in the development of golf course management technology. The Company has developed a hand-held product using Global Positioning Satellite ("GPS") technology. At March 31, 2004, substantially all of the Company's assets and operations were located in Canada.

The Company has recognized revenues from the sale of its GPS systems in the three months ended March 31, 2004. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at March 31, 2004 and December 31, 2003. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

2.  Debt

In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The interest is payable semi-annually with the first payment due August 1, 2001. The Company did not make this payment. The loan matures on February 28, 2006 but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company. These shares were loaned to the Company by a number of its shareholders. A finder's fee of $47,400, with respect to this loan, was deducted from the initial amount paid over to the Company. A further finder's fee of $47,400 is payable to a third party and has not yet been paid at the time of this filing. As at the date of filing, the Company has not made the interest payment due on the loan on August 1, 2001. The Company is therefore in default of the loan agreement. Since the loan is now in default, the Company has classified the loan as a current liability in these financial statements. The Company is disputing this liability. The Company believes that shares held as collateral may have been sold. The lender cannot be located at the date of this report. As a result of this dispute and because the lender cannot be located the Company intends to write off this loan liability in 2004 at the rate of 25% of the balance per quarter. In the three months ended March 31, 2004 this write off amounted to $296,250. This amount has been recorded in the Consolidated Statement of Operations as a gain on extinguishment of debt.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of March 31, 2004, the Company had borrowed $1,746,601 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which is being charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $13,000 was charged to operations as finance costs for the three months ended March 31, 2004.

As at March 31, 2004 the Company has $723,332 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates.

Two convertible loans were outstanding as at March 31, 2004. Amount due to The Shaar fund of $785,869 and an amount due to LaJolla investments of $28,910.

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

         As at March 31, 2004 the principal amount outstanding is $886,000 which is offset by unamortized debt discount of $87,383 and unamortized finance costs of $12,748, giving a net balance of $785,869. This amount is due to be repaid at $20,000 plus accrued interest per month.

La Jolla has obtained a judgement against the Company, $28,910 was owing as at March 31, 2004.

In January 2001, the Company entered into two separate promissory notes with creditors of ProShot. The first note was for $1,274,758 for fees owed to ProShot's attorneys. The note matures on January 26, 2004 with an interest rate of 6% per annum, which accrues from October 1, 1998.

The second note was for $295,000, which matured on December 11, 2001 with an interest rate of 12% per annum. A judgement against the Company has been received in the total amount of $347,470 including accrued interest which has been recorded by the Company. The Company is in the process of negotiating an out of court settlement on the basis of the issuance of shares for debt for this amount.

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

4.  Legal Proceedings

At March 31, 2004, the Company was involved in the following legal proceedings:

(a) The Company had been threatened by potential litigation from its previous auditors, Ernst & Young LLP, for an amount of approximately $100,000. A settlement has been reached with them with the agreement that further negotiations will take place before any action is taken on this balance.

(b) Lawsuits have been threatened by certain investors who guaranteed certain ProShot bank debt alleging, among other things, that the Company failed to issue shares of the Company's common stock to the guarantors. The Company is evaluating this matter.

(c) La Jolla Cove Investors, Inc. has received a judgment against the Company for $118,174, of which the Company has paid $25,329. A settlement has been reached with La Jolla Investments and the Company has issued stock to settle part of this debt. At March 31, 2004 an amount of $28,910 was still outstanding.

(d) The Company's wholly-owned subsidiary, IGT, is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material or for which a provision has been recorded. Both IGT and ProShot have filed Chapter 7 petitions under the United States Bankruptcy Code.

(e) The MWW Group has obtained a judgement against the Company in Washington State and has had the judgement registered in British Columbia. The amount owing by the Company is approximately $100,000 plus interest. The Company is currently seeking an out of court settlement on the basis of shares for debt. An accrual has been made by the Company for this amount.

5. Capital Stock Transactions

Three Months Ended March 31, 2004:

On January 9, 2004, the Company issued 53,000 shares of common stock valued at market value of $7,685 for services rendered.

On January 22, 2004, the Company issued 100,000 shares of common stock valued at market value of $15,900 for services rendered.

On January 22, 2004, the Company issued 1,000,000 shares of common stock valued at market value of $160,000 to Blue & Gold Capital in settlement of debt.

On March 2, 2004 the Company issued 100,000 shares of common stock valued at market value of $13,000 as a signing bonus

On March 2, 2004 the Company issued 518,333 shares of common stock valued at market value of $67,383 to various consultants for services rendered.

On March 2, 2004 the Company issued 250,000 shares of common stock to Atechs corporation valued at market value of $31,250 in settlement of debt.

On March 2, 2004, the Company issued 23,518 shares of common stock valued at $2,940 as payment of interest on a short term loan.

6.  Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits. This statement revises employer's disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS Nos. 87, 88 or 106. The revision of SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The Company believes that the adoption of the revised SFAS No. 132 will have no significant impact on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development of golf course management technology. The Company has developed a hand-held product using Global Positioning Satellite ("GPS") technology. At March 31, 2004 and December 31, 2003, substantially all of the Company's assets and operations were located in Canada.

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

The Company has recognized revenues from the sale of its GPS systems for the first time in the three months ended March 31, 2004. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at March 31, 2004 and December 31, 2003. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Revenue recognition

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at March 31, 2004. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Three Months Ended March 31, 2004 and 2003 -

Revenue. The Company recorded revenue from it's Inforemer products for the first time in the three months ended March 31, 2004. Total revenue amounted to $840,310 and is comprised of sales of it's Inforemer product and related service contract fees, together with fees payable by certain of it's distributors for distributorship partnership fees and purchase of promotional materials from the Company. The total revenue from Inforemer products and service contract fees amounted to $739,310.

Cost of Goods Sold. Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the three months ended March 31, 2004 was $752,379.

Selling and Marketing Expenses. Selling and marketing expenses were $262,142 for the three months ended March 31, 2004, as compared to $16,287 for the three months ended March 31, 2003. The increase was attributable to increased sales and marketing personnel, creation of marketing and promotional materials, attendance at trade shows, travel and accommodation, advertising and various promotional costs to introduce the Inforemer product to the marketplace.

General and Administrative Expenses. General and administrative expenses were $478,082 for the three months ended March 31, 2004, as compared to $260,454 for the three months ended March 31, 2003. This increase was attributable to an increase in personnel, professional fees and consulting fees.

Engineeering, Research and Development Expenses. Engineeering, research and development expenses increased to $249,836 for the three months ended March 31, 2004 from $ -0- for the three months ended March 31, 2003. This increase was attributable to the engineering and development cost of developing the Inforemer product to the stage of creating sales of the product. These costs comprised personnel costs, consultants, computer software development costs, travel and accommodation and service costs.

Depreciation and Amortization. Depreciation and amortization decreased by $20,400 or 54.5% to $16,995 in 2004, as compared to $37,395 in 2003.

Loss from Operations. The loss from operations was $919,124 for the three months ended March 31, 2004, as compared to a loss from operations of $314,136 for the three months ended March 31, 2003.

Interest Expense. Interest expense decreased by $52,956 or 56.2% to $41,244 in 2004, as compared to $94,200 in 2003, as a result of a decrease of interest-bearing debt.

Finance Costs. Finance costs relate to warrants issued in conjunction with the Company's debt financings. Prior to 2003, the Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. The Company issued warrants in 2003 related to its $1,425,000 bank line of credit. The value of these warrants was recorded as deferred financing costs and is being amortized over the one-year term of the bank line of credit. Finance costs decreased to $23,655 in 2004 as compared to $50,331 in 2003.

Gain on Extinguishment of Debt. Gain on extinguishment of debt increased to $243,889 in the three months ended March 31, 2004 from $ -0- for the three months ended March 31, 2003. This gain was comprised of a gain of $296,250 relating to the partial write off of a debt of the company and losses amounting to $52,361 arising from the issuance of stock in settlement of debt.

Net Loss. Net loss was $731,359 the three months ended March 31, 2004, as compared to a net loss of $458,667 for the three months ended March 31, 2003.

Liquidity and Capital Resources - March 31, 2004:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases, and the sale of convertible debentures and common stock to provide the resources necessary to develop its business plan. The Company is continuing its efforts to raise new capital during the remainder of 2004.

The Company's limited cash and working capital resources, and the uncertainty with respect to the Company's ability to fund its operations, have raised substantial doubt about the Company's ability to continue as a going concern (see "Going Concern" above).

Operating Activities. The Company's operations utilized cash of $651,129 during the three months ended March 31, 2004, as compared to $179,730 during the three months ended March 31, 2003. The increase in cash utilized in operations in 2004 as compared to 2003 was primarily a result of an increase in inventories and accounts receivable.

At March 31, 2004, cash increased by $51,453 to $54,820, as compared to $3,367 at December 31, 2003.

The Company had a working capital deficit of $10,358,591 at March 31, 2004, as compared to a working capital deficit of $10,082,967 at December 31, 2003. At March 31, 2004 and December 31, 2003, a substantial portion of the Company's current liabilities consist of loans in default and liabilities with respect to discontinued operations.

Investing Activities. Net cash used in investing activities was $32,471 and $1,574 for the three months ended March 31, 2004 and 2003, respectively, consisting of the purchase of property and equipment.

Financing Activities. Net cash provided by financing activities was $735,053 for the three months ended March 31, 2004, as compared to $153,711 for the three months ended March 31, 2003. During the three months ended March 31, 2004 , the Company made payments on loans of $12,637 and loans from related parties of $5,084. During the three months ended March 31, 2004, the Company received proceeds from borrowing on convertible loans of $10,655 and proceeds from bank borrowings and short term loans of $742,119.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of March 31, 2004, the Company had borrowed $1,746,601 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which is being charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $13,000 was charged to operations as finance costs for the three months ended March 31, 2004.

In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1%. The interest is payable semi-annually with the first payment due August 1, 2001. The Company did not make this payment. The loan matures on February 28, 2006 but can be extended for a period of two years, upon the payment of a fee of $11,850. The loan is collateralized by 2,044,000 shares of the Company. These shares were loaned to the Company by a number of its shareholders. A finder's fee of $47,400, with respect to this loan, was deducted from the initial amount paid over to the Company. A further finder's fee of $47,400 is payable to a third party and has not yet been paid at the time of this filing. As at the date of filing, the Company has not made the interest payment due on the loan on August 1, 2001. The Company is therefore in default of the loan agreement. Since the loan is now in default, the Company has classified the loan as a current liability in these financial statements. The Company is disputing this liability. The Company believes that shares held as collateral may have been sold. The lender cannot be located at the date of this report. As a result of this dispute and because the lender cannot be located the Company intends to write off this loan liability in 2004 at the rate of 25% of the balance per quarter. In the three months ended March 31, 2004 this write off amounted to $296,250. This amount has been recorded in the Consolidated Statement of Operations as a gain on extinguishment of debt.

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits. This statement revises employer's disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS Nos. 87, 88 or 106. The revision of SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The Company believes that the adoption of the revised SFAS No. 132 will have no significant impact on its financial statements.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2004 the Company issued a total of 2,044,851 shares of common stock, valued at a market value of $298,258. 771,333 shares were issued for a signing bonus and services rendered valued at a market value of $104,068. 23,518 shares were issued as payment of short term interest valued at a market value of $2,940. 1,250,000 shares were issued in settlement of debt, valued at a market value of $191,250.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Three Months Ended March 31, 2004:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GPS INDUSTRIES, INC.
                                        --------------------
                                            (Registrant)



                                       /s/ ROBERT C. SILZER, SR.
Date:  May 14, 2004          By:  ___________________________
                                       Robert C. Silzer, Sr.
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number   Description of Document
------   -----------------------

31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002