Form 10QSB
period 2004-06-30
INFORETECH WIRELESS TECHNOLOGY INC
filed 2004-08-16
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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


    5500 - 152nd Street, Suite 214, Surrey, British Columbia, Canada V3S-8E7
                    (Address of principal executive offices)

                   Issuer's telephone number: (604) 576-7442
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 29, 2004, the Company had 170,989,711 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Balance Sheet - June 30, 2004 (Unaudited)

         Consolidated Statements of Operations (Unaudited) -
          Three Months Ended June 30, 2004 and 2003

         Consolidated Statements of Operations (Unaudited) -
           Six Months Ended June 30, 2004 and 2003

         Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended June 30, 2004 and 2003

         Notes to Consolidated Financial Statements (Unaudited) -
          Six Months Ended June 30, 2004 and 2003

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of matters to a vote of security holders

  Item 5.  Exhibits and Reports on Form 8-K


SIGNATURES

                               GPS INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2004
                                   (Unaudited)

                                     Assets

Current
     Cash                                                         $      11,662
     Accounts receivable                                                 65,116
     Inventory                                                        1,148,301
     Prepaid expenses and other current assets                           50,045
                                                                   -------------
                                Total Current Assets                  1,275,124

Property and equipment, net                                             144,136

International patents                                                   280,000
                                                                   -------------
                                                                  $   1,699,260
                                                                   =============

                     Liabilities and Stockholders' Deficit

Current liabilities
     Bank indebtedness                                            $   2,349,196
     Bank loan                                                           29,075
     Short term loans                                                 1,649,893
     Loan payable in default                                            592,500
     Accounts payable and accrued liabilities                         1,879,397
     Convertible loans                                                  240,000
     Promissory notes - related parties                                 616,924
                                                                     -----------
                                                                      7,356,985
   Liabilities related to discontinued operations
   (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,569,757
     Accounts payable and accrued liabilities                         2,193,836
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                   -------------
                                                                      4,051,060
                                                                   -------------
     Total current liabilities                                       11,408,045
                                                                   -------------

Convertible debt                                                        545,869

Stockholders' deficit:
     Preferred stock, $.001 par value, 25,000,000 authorized
      Issued and outstanding, none                                            -
     Class A common stock, $.001 par value, 250,000,000 authorized
      165,425,401 issued and outstanding                                165,525
     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                    ( 788,422)
     Subscriptions receivable                                           ( 5,888)
     Additional paid-in capital                                      26,494,491
     Accumulated deficit                                           ( 36,842,655)
                                                                   -------------
                         Total Stockholder's Deficit               ( 10,254,654)
                                                                   -------------
                                                                  $   1,699,260
                                                                   =============

          See accompanying notes to consolidated financial statements

                               GPS INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                  For the Three Months
                                                    Ended June 30,
                                             -----------------------------
                                                 2004            2003
                                             --------------  -------------
                                             (Unaudited)       (Unaudited)

Revenue                                     $   159,924     $         -
                                             --------------  -------------

Cost of Goods Sold                               94,402               -
Installation Costs                               28,261               -
                                             --------------  -------------
 Total                                          122,663               -
                                             --------------  -------------
Gross Profit                                     37,261               -
                                             --------------  -------------

Operating Expenses:
 General and Administrative Expenses            624,141         1,013,902
 Depreciation and amortization                   18,827            12,000
 Sales and marketing                            439,563            13,724
 Engineering and Research and Development       316,997               -
                                             --------------  -------------
                                              1,399,528         1,039,626
                                             -------------  --------------
Loss Before Other Income (Expense)          ( 1,362,267)      ( 1,039,626)
                                             ------------    -------------
Other Income (Expense):
 Finance costs                                 ( 34,125)              -
 Interest expense                              ( 91,886)        ( 112,671)
 Gain (loss) on foreign exchange                 60,354               -
 Gain (loss) on extinguishment of debt          860,850               -
                                             ------------    -------------
                                                795,193         ( 112,671)
                                             ------------    -------------
Net Loss                                  $  (  567,074)  $   ( 1,152,297)
                                            =============    =============
Loss per common share
  - basic and diluted                     $     ( 0.00)   $      ( 0.01)
                                            =============    =============
Weighted average number of
 common shares outstanding
 - basic and diluted                         157,808,811       90,159,157
                                            =============    =============

          See accompanying notes to consolidated financial statements

                               GPS INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                  For the Six Months
                                                    Ended June 30,
                                             -----------------------------
                                                 2004            2003
                                             --------------  -------------
                                             (Unaudited)       (Unaudited)

Revenue                                     $ 1,000,234     $         -
                                             --------------  -------------

Cost of Goods Sold                              700,763               -
Installation Costs                              174,279               -
                                             --------------  -------------
  Total                                         875,042               -
                                             --------------  -------------
Gross Profit                                    125,192               -
                                             --------------  -------------

Operating Expenses:
 General and Administrative Expenses          1,102,223         1,274,356
 Depreciation and amortization                   35,822            49,395
 Sales and marketing                            701,705            30,011
 Engineering and Research and Development       566,833               -
                                             --------------  -------------
                                              2,406,583         1,353,762

Loss Before Other Income (Expense)          ( 2,281,391)      ( 1,353,762)
                                             ------------    -------------
Other Income (Expense):
 Finance costs                                 ( 57,780)         ( 50,331)
 Interest expense                             ( 133,130)        ( 206,871)
 Gain on foreign exchange                        69,129               -
 Gain on extinguishment of debt               1,104,739               -
                                             ------------    -------------
                                                982,958         ( 257,202)
                                             ------------    -------------
Net Loss                                  $ ( 1,298,433)  $   ( 1,610,964)
                                            =============    =============
Loss per common share
  - basic and diluted                         $ ( 0.01)       $ ( 0.02)
                                            =============    =============
Weighted average number of
 common shares outstanding
 - basic and diluted                         155,043,822       87,917,531
                                            =============    =============

          See accompanying notes to consolidated financial statements

                               GPS INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         For the Six Months
                                                            Ended June 30,
                                                   -----------------------------
                                                         2004            2003
                                                   --------------  -------------
                                                     (Unaudited)     (Unaudited)

Cash Flow From Operating Activities:
 Net loss from operations                         $  (1,298,433)  $ ( 1,610,964)

 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                         35,822          49,395
   Amortization of deferred compensation                112,628               -
   Inventory impairment                                       -         103,818
   Gain on extinguishment of debt                    (1,104,740)              -
   Expenses paid by issuance of stock                   243,040               -
   Stock based compensation                                   -         979,894
   Interest converted to stock                            2,940          26,193
   Finance charges converted to stock                    20,000          50,331
   Amortization of finance costs                         26,000               -

  Changes in operating assets and liabilities:
   Inventories                                         (611,678)      ( 192,583)
   Accounts Receivable                                  (65,116)        ( 7,982)
   Prepaid expenses and deposits                         22,769          42,303
   Deferred implementation costs                        105,985               -
   Accounts payable and accrued liabilities             325,047          81,651
                                                   --------------  -------------
Net Cash Used In Operating Activities               ( 2,185,736)      ( 477,944)
                                                   --------------  -------------

Cash Flow From Investing Activities:
 Purchase of property and equipment                   ( 106,150)        ( 1,529)
                                                   --------------  -------------
Net Cash Flow From (Used In) Investing Activities     ( 106,150)        ( 1,529)
                                                   --------------  -------------

Cash Flow From Financing Activities:
 Borrowings on short term loans                       1,455,941        ( 20,164)
 Repayments of bank loan                                (12,637)              -
 Borrowings under bank indebtedness                     852,334          57,171
 Repayments of loans from related parties                (6,112)       ( 76,664)
 Borrowing on convertible loans                          10,655         464,073
                                                   --------------  -------------
Net Cash Flow From Financing Activities               2,300,181         424,416
                                                   --------------  -------------
Net Increase (Decrease) In Cash                           8,295        ( 55,057)

Cash, Beginning of Period                                 3,367          66,852
                                                   --------------  -------------
Cash, End of Period                               $      11,662   $      11,795
                                                   ==============  =============


           See accompanying notes to consolidated financial statements

                     GPS Industries, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
            Three Months and Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. (formerly Inforetech Wireless Technology,
Inc.) and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003.

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

Business - The Company is involved in the development of golf course management technology. The Company has developed a hand-held product using Global Positioning Satellite ("GPS") technology. At June 30, 2004, substantially all of the Company's assets and operations were located in Canada.

The Company has recognized revenues from the sale of its GPS systems in the three months and six months ended June 30, 2004. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2004 and December 31, 2003. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings, sales of it's GPS systems and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

2. Debt

In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1% which was collateralized by the Company. The lender cannot be located at the date of this report and the Company believes this collateral has been realized. As a result the Company has written off the portion of the loan liability which it believes represents the amount by which the loan would have been discounted had the liability become payable. The Company intends to evaluate the remaining balance of this loan liability in the third quarter 2004, with the expectation that the remaining balance will be written off. In the six months ended June 30, 2004 this write off amounted to $592,500. This amount has been recorded in the Consolidated Statement of Operations as a gain on extinguishment of debt. The remaining balance of this debt is recorded in current liabilities as "Loan payable in default" amounting to $592,500.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of June 30, 2004, the Company had borrowed $1,642,808 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed for an additional six months. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which is being charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $26,000 was charged to operations as finance costs for the six months ended June 30, 2004.

Effective March 23, 2004,, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1.000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers HSBC Bank Canada provided the Company this new line of credit on April 29th 2004 based on the security provided. As of June 30, 2004 this line was drawn down in the amount of $727,500. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided the Company agreed to pay the Secured Party 1.25% per month of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at US$0.15 per warrant. The Company also granted the Secured Party a security interest in all the Company's inventory.

As at June 30, 2004 the Company has $1,649,893 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The Company has agreed with one lender to convert $1,000,000 of this debt to capital stock of the Company. This transaction had not been completed as of the date of this report.

One convertible loan was outstanding as at June 30, 2004, an amount due to The Shaar fund of $785,869. Effective August 4, 2000, amended by agreement dated October 29, 2002 the Company entered into a securities purchase agreement with The Shaar Fund Ltd., relating to the sale of $1,000,000 in principal amount of 8% Convertible Debenture due November 2, 2007 and warrants to purchase up to 100,000 shares of Common Stock. Interest of 8% accrues on this debenture from September 12, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on September 12, 2005. The amending agreement also added interest accrued as at the amendment date of $166,000 to principal. As at June 30, 2004 the principal amount outstanding is $886,000 which is offset by unamortized debt discount of $87,383 and unamortized finance costs of $12,748, giving a net balance of $785,869. This amount is due to be repaid at $20,000 plus accrued interest per month. Interest has been accrued on this loan to June 30, 2004 but no repayments were made in the three months ended June 30, 2004.

In January 2001, the Company entered into two separate promissory notes with creditors of ProShot. The first note was for $1,274,757 for fees owed to ProShot's attorneys. The note matures on January 26, 2004 with an interest rate of 6% per annum, which accrues from October 1, 1998. The second note was for $295,000, which matured on December 11, 2001 with an interest rate of 12% per annum. A judgement against the Company has been received in the total amount of $347,470 including accrued interest which has been recorded by the Company. The Company is in the process of negotiating an out of court settlement on the basis of the issuance of shares for full settlement of the debt of this amount. These shares were issued in July 2004. The total of these two amounts is $1,569,757, recorded on the balance sheet as "Liabilities related to discontinued operations
- Promissory Note Payable".

3. Liabilities Related to Discontinued Operations

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted. The Company has recorded accounts payable and accrued liabilities of $1,139,586 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheet.

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

In conjunction with the ProShot transaction, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,569,757 and accounts payable and accrued liabilities of $1,054,250. All such liabilities are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheet.

4. Legal Proceedings

At June 30, 2004, the Company was involved in the following legal proceedings:

(a) The Company had been threatened by potential litigation from its previous auditors, Ernst & Young LLP, for an amount of approximately $100,000. A settlement has been reached with them with the agreement that further negotiations will take place before any action is taken on this balance.

(b) The Company's wholly-owned subsidiary, IGT, is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material or for which a provision has been recorded. Both IGT and ProShot have filed Chapter 7 petitions under the United States Bankruptcy Code.

(c) The MWW Group has obtained a judgement against the Company in Washington State and has had the judgement registered in British Columbia. The amount owing by the Company is approximately $100,000 plus interest. The Company has reached an out of court settlement on the basis of part payment and shares for debt, for which shares have been issued in July 2004. An accrual has been made by the Company for this amount.

(d) Mr. Ross McKenzie has obtained default judgement against the Company in Ontario, Canada and has commenced legal proceedings in British Columbia, Canada seeking to have the Ontario judgement registered in British Columbia as a judgement of the Supreme Court of British Columbia. The amount of the Ontario judgement is US$ 347,470. This amount has been accrued by the Company. The Company has reached an out of court settlement on the basis of shares for debt, for which shares have been issued in July 2004.

5. Capital Stock Transactions

Three Months and Six Months Ended June 30, 2004:

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

On April 15, 2004, the Company issued 20,000 shares of common stock valued at market value of $2,400 for services rendered

On May 10, 2004 the Company issued 6,336,883 shares of common stock to Proshot Investors LLC and various other parties valued at market value of $570,320 in settlement of debt guarantee liabilities of $1,118,000. 1,873,651 of these shares are held in escrow and may be used to satisfy a further recorded liability of the Company no later than January 2010.

On May 15, 2004, the Company issued 2,671,428 shares of common stock valued at market value of $213,715 to Blue & Gold Capital in settlement of debt and as payment for services rendered.

On June 7, 2004 the Company issued 60,590 shares of common stock to La Jolla Cove Investors valued at market value of $4,847 in full settlement of the debt outstanding.

On June 29, 2004, the Company issued 3,500,000 shares of common stock to several parties valued at market value of $280,000 as payment for the acquisition of certain international patents.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development of golf course management technology. The Company has developed a hand-held product using Global Positioning Satellite ("GPS") technology. At June 30, 2004 and December 31, 2003, substantially all of the Company's assets and operations were located in Canada. Sales offices are located in Florida, USA and Australia.

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

As a result of these Chapter 7 bankruptcy filings, the liabilities of such discontinued subsidiaries have been classified as liabilities of discontinued operations in the accompanying financial statements. The Company has reached an out of court settlement on the basis of shares for debt, for which shares have been issued in July 2004, which will write off a $347,470 promissory note liability included in these liabilities.

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2004 and December 31, 2003. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings, sale of it's GPS systems and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at June 30, 2004. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Three Months Ended June 30, 2004 and 2003

Revenue. - Total revenue for the three months ended June 30, 2004 amounted to $159,924 and is comprised of sales and rentals of the Company's Inforemer product. The Company did not record any revenue in the three months ended June 30, 2003.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold, including installation costs, for the three months ended June 30, 2004 was $122,663.

Selling and Marketing Expenses - Selling and marketing expenses were $439,563 for the three months ended June 30, 2004, as compared to $13,724 for the three months ended June 30, 2003. The increase was attributable to increased sales and marketing personnel, creation of marketing and promotional materials, attendance at trade shows, travel and accommodation, advertising and various promotional costs to introduce the Inforemer product to the marketplace.

General and Administrative Expenses - General and administrative expenses were $624,141 for the three months ended June 30, 2004, as compared to $1,013,902 for the three months ended June 30, 2003. This decrease was primarily attributable to an reduction in stock based compensation for the period.

Engineeering, Research and Development Expenses - Engineeering, research and development expenses increased to $316,997 for the three months ended June 30, 2004 from $ -0- for the three months ended June 30, 2003. This increase was attributable to the engineering and development cost of developing the Inforemer product to the stage of creating sales of the product. These costs comprised personnel costs, consultants, computer software development costs, travel, accommodation and service costs.

Depreciation and Amortization - Depreciation and amortization increased by $6,827 or 57% to $18,827in 2004, as compared to $12,000 in 2003. The Company acquired the rights to certain international GPS patents in the three months ended June 30, 2004, these patents are being amortized over a 10 year period.

Loss from Operations - The loss from operations was $1,362,267 for the three months ended June 30, 2004, as compared to a loss from operations of $1,039,626 for the three months ended June 30, 2003. This increase represents the costs of commercialization and sale of the Company's products and services in 2004.

Interest Expense - Interest expense decreased by $20,785 or 18% to $91,886 in 2004, as compared to $112,671 in 2003, as a result of a decrease of interest-bearing debt.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. Prior to 2003, the Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. The Company issued warrants in 2003 related to its $1,425,000 bank line of credit. The value of these warrants was recorded as deferred financing costs and is being amortized over the one-year term of the bank line of credit. Finance costs increased to $34,125 in 2004 as compared to $0 in 2003.

Gain on Extinguishment of Debt - Gain on extinguishment of debt increased to $860,850 in the three months ended June 30, 2004 from $ -0- for the three months ended June 30, 2003. This gain was comprised of a gain of $296,250 relating to the partial write off of a debt of the company, $547,680 relating to the issue of stock in settlement of debt guarantees of discontinued operations and $16,920 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $567,074 for the three months ended June 30, 2004, as compared to a net loss of $1,152,297 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003 -

Revenue - The Company recorded sales revenue for the first time in the six months ended June 30, 2004. Total revenue amounted to $1,000,234 and is comprised of sales of the Company's Inforemer product and related service contract fees, together with fees payable by certain of it's distributors for distributorship partnership fees and purchase of promotional materials from the Company. The total revenue from Inforemer products and service contract fees amounted to $899,234 .

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the six months ended June 30, 2004 was $875,042, of which $700,763 represents costs of goods sold and $174,279 represents installation costs.

Selling and Marketing Expenses - Selling and marketing expenses were $701,705 for the six months ended June 30, 2004, as compared to $30,011 for the six months ended June 30, 2003. The increase was attributable to increased sales and marketing personnel, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs to introduce the Inforemer product to the marketplace.

General and Administrative Expenses - General and administrative expenses were $1,102,223 for the six months ended June 30, 2004, as compared to $1,274,356 for the six months ended June 30, 2003. This increase was attributable to an increase in personnel, professional fees and consulting fees, combined with a reduction in stock based compensation compared to 2003.

Engineeering, Research and Development Expenses - Engineeering, research and development expenses increased to $566,833 for the six months ended June 30, 2004 from $ -0- for the six months ended June 30, 2003. This increase was attributable to the engineering and development cost of developing the Inforemer product to the stage of creating sales of the product. These costs comprised personnel costs, consultants, computer software development costs, travel and accommodation and service costs.

Depreciation and Amortization - Depreciation and amortization decreased by $13,573 or 27% to $35,822 in 2004, as compared to $49,395 in 2003. The Company acquired the rights to certain international GPS patents in the six months ended June 30, 2004, these patents are being amortized over a 10 year period

Loss from Operations - The loss from operations was $2,281,391 for the six months ended June 30, 2004, as compared to a loss from operations of $1,353,762 for the six months ended June 30, 2003.

Interest Expense - Interest expense decreased by $73,741 or 36% to $133,130 in 2004, as compared to $206,871 in 2003, as a result of a decrease of interest-bearing debt.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. Prior to 2003, the Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. The Company issued warrants in 2003 related to its $1,425,000 bank line of credit. The value of these warrants was recorded as deferred financing costs and is being amortized over the one-year term of the bank line of credit. Finance costs increased to $57,780 in 2004 as compared to $50,331 in 2003.

Gain on Extinguishment of Debt - Gain on extinguishment of debt increased to $1,104,739 in the six months ended June 30, 2004 from $ -0- for the six months ended June 30, 2003. This gain was comprised of a gain of $592,500 relating to the partial write off of a debt of the company, $547,680 relating to the write off of debt guarantees of discontinued operations and losses amounting to $35,441 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $1,298,433 the six months ended June 30, 2004, as compared to a net loss of $1,610,964 for the six months ended June 30, 2003. This reduction is a reflection of the gain on extinguishment of debt and the recording of revenue for the period to offset expenses.

Liquidity and Capital Resources - June 30, 2004:

The Company is continuing its efforts to raise new capital during the remainder of 2004.

The Company's limited cash and working capital resources, and the uncertainty with respect to the Company's ability to fund its operations, have raised substantial doubt about the Company's ability to continue as a going concern (see "Going Concern" above). The Company will require a substantial input of capital, either through debt or equity capital or a combination thereof, to continue operations. To the extent of the inability of the Company to raise such capital the Company may have to cease or curtail operations or seek protection from it's creditors under the bankruptcy laws.

Operating Activities - The Company's operations utilized cash of $2,185,736 during the six months ended June 30, 2004, as compared to $477,944 during the six months ended June 30, 2003. The increase in cash utilized in operations in 2004 as compared to 2003 was primarily a result of an increase in inventories and accounts receivable, together with expenses incurred in developing the Inforemer to a marketable product and introducing the product to the market.

At June 30, 2004, cash increased by $8,295 to $11,662, as compared to $3,367 at December 31, 2003.

The Company had a working capital deficit of $10,132,921 at June 30, 2004, as compared to a working capital deficit of $10,082,967 at December 31, 2003. At June 30, 2004 and December 31, 2003, a substantial portion of the Company's current liabilities consist of loans in default and liabilities with respect to discontinued operations.

Investing Activities - Net cash used in investing activities was $106,150 and $1,529 for the six months ended June 30, 2004 and 2003, respectively, consisting of the purchase of property and equipment.

Financing Activities - Net cash provided by financing activities was $2,300,181 for the six months ended June 30, 2004, as compared to $424,416 for the six months ended June 30, 2003. During the six months ended June 30, 2004 , the Company made payments on loans of $12,637 and loans from related parties of $6,112. During the six months ended June 30, 2004, the Company received proceeds from borrowing on convertible loans of $10,655 and proceeds from bank borrowings and short term loans of $2,308,275.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of June 30, 2004, the Company had borrowed $1,642,808 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed for an additional six months. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which is being charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $26,000 was charged to operations as finance costs for the six months ended June 30, 2004.

Effective March 23, 2004,, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1.000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers HSBC Bank Canada provided the Company this new line of credit on April 29th 2004 based on the security provided. As of June 30, 2004 this line was drawn down in the amount of $727,500. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided the Company agreed to pay the Secured Party 1.25% per month of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at US$0.15 per warrant. The Company also granted the Secured Party a security interest in all the Company's inventory.

In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1% which was collateralized by the Company. The lender cannot be located at the date of this report and the Company believes this collateral has been realized. As a result the Company has written off the portion of the loan liability which it believes represents the amount by which the loan would have been discounted had the liability become payable. The Company intends to evaluate the remaining balance of this loan liability in the third quarter 2004, with the expectation that the remaining balance will be written off. In the six months ended June 30, 2004 this write off amounted to $592,500. This amount has been recorded in the Consolidated Statement of Operations as a gain on extinguishment of debt. The remaining balance of this debt is recorded in current liabilities as "Loan payable in default" amounting to $592,500.

On May 10, 2004 the Company issued 6,336,883 shares of common stock to Proshot Investors LLC and various other parties valued at market value of $570,320 in settlement of debt guarantee liabilities of $1,118,000. 1,873,651 of these shares are held in escrow and may be used to satisfy a further recorded liability of the Company no later than January 2010.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The MWW Group obtained a judgement against the Company in Washington State and has had the judgement registered in British Columbia. The amount owing by the Company is approximately $100,000 plus interest. An accrual has been made by the Company for this amount. The Company has reached an out of court settlement on the basis of part payment and shares for debt, for which shares have been issued in July 2004.

Mr. Ross McKenzie obtained default judgement against the Company in Ontario, Canada and has commenced legal proceedings in British Columbia, Canada seeking to have the Ontario judgement registered in British Columbia as a judgement of the Supreme Court of British Columbia. The amount of the Ontario judgement is US$ 347,470. This amount has been accrued by the Company. The Company has reached an out of court settlement on the basis of shares for debt, for which shares have been issued in July 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2004 the Company issued a total of 14,633,752 shares of common stock, valued at a market value of $1,369,539. Of these, 2,462,761 shares were issued for services rendered valued at a market value of $250,183, 8,361,759 shares were issued in settlement of debt valued at a market value of $816,417, 3,500,000 shares were issued to acquire patent rights valued at a market value of $280,000, 23,518 shares were issued to pay interest of $2,940 and 285,714 shares were issued to pay financing costs valued at a market value of $20,000. All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Six Months Ended June 30, 2004: None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GPS INDUSTRIES, INC.
                                  (Registrant)


                                       /s/ ROBERT C. SILZER, SR.
Date:  August 16, 2004          By:  ___________________________
                                       Robert C. Silzer, Sr.
                                       Chief Executive Officer
                                       (Duly Authorized Officer)



                                       /s/ GEORGE DORIN.
Date:  August 16, 2004          By:  ___________________________
                                       George Dorin.
                                       Chief Financial Officer
                                       (Duly Authorized Officer)