Form 10QSB
period 2004-09-30
GPS INDUSTRIES, INC.
filed 2004-11-15
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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


    5500 - 152nd Street, Suite 214, Surrey, British Columbia, Canada V3S-5J9
                    (Address of principal executive offices)

                    Issuer's telephone number: (604) 576-7442
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2004, the Company had 186,125,425 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Balance Sheet - September 30, 2004 (Unaudited)

         Consolidated Statements of Operations (Unaudited) -
          Three Months Ended September 30, 2004 and 2003

         Consolidated Statements of Operations (Unaudited) -
           Nine Months Ended September 30, 2004 and 2003

         Consolidated Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 2004 and 2003

         Notes to Consolidated Financial Statements (Unaudited) -
          Nine Months Ended September 30, 2004 and 2003

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

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of matters to a vote of security holders

  Item 5.  Other information

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Item 1.  Financial Statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                  (Unaudited)

Assets

Current
     Cash                                                        $       21,437
     Accounts receivable                                                479,922
     Inventory                                                        1,698,052
     Prepaid expenses and other current assets                           67,138
                                                                  --------------
                                Total Current Assets                  2,266,549

Property and equipment, net                                             139,983

Patents                                                                 291,176

Deferred implementation costs                                             7,898
                                                                  --------------
                                                                 $    2,705,606
                                                                  ==============

Liabilities and Stockholders' Deficit

Current liabilities
     Bank indebtedness                                           $    2,459,510
     Bank loan                                                           23,018
     Deferred Revenue                                                   125,636
     Short term loans                                                 2,294,734
     Accounts payable and accrued liabilities                         2,906,332
     Convertible loans                                                  240,000
     Promissory notes - related parties                                 613,167
                                                                  --------------
                                                                      8,662,397
Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,274,757
     Accounts payable and accrued liabilities                         2,193,836
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                  --------------
                                                                      3,756,060
                                                                  --------------
     Total current liabilities                                       12,418,457
                                                                  --------------

Convertible debt                                                        395,250

Stockholders' deficit
     Class A common stock, $.001 par value,
      250,000,000 authorized,
      177,625,425 issued and outstanding                                177,725
     5% Convertible Preferred Shares, $.001 par value,
      25,000,000 authorized,
      250,000 issued and outstanding                                    250,000
     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                    ( 732,105)
     Subscriptions receivable                                           ( 5,888)
     Additional paid-in capital                                      27,602,287
     Accumulated deficit                                           ( 38,122,415)
                                                                  --------------

                         Total Stockholder's Deficit               ( 10,108,101)
                                                                  --------------
                                                                 $    2,705,606
                                                                  ==============

           See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Three Months
                                                  Ended September 30,
                                          --------------------------------
                                                 2004            2003
                                          -----------------  -------------
                                             (Unaudited)       (Unaudited)

Revenue                                  $     722,784      $         -

Cost of Goods Sold                             616,833                -

Installation Costs                              80,706                -
                                          -----------------  -------------
Gross Profit                                    25,245                -
                                          -----------------  -------------

Operating Expenses
 General and Administrative Expenses           526,226          503,541
 Depreciation and amortization                  27,923           12,000
 Sales and marketing                           454,237           30,003
 Engineering and Research and Development      319,677                -
                                          -----------------  -------------
                                             1,328,063          545,544
                                          -----------------  -------------
Loss Before Other Income (Expense)         ( 1,302,818)       ( 545,544)
                                          -----------------  --------------
Other Income (Expense)
 Finance costs                               ( 166,349)        ( 13,000)
 Interest expense                            ( 203,259)       ( 202,671)
 Gain (loss) on foreign exchange             ( 123,928)               -
 Gain (loss) on extinguishment of debt         637,017                -
                                          -----------------  --------------
                                               143,481         ( 215,671)
                                          -----------------  --------------
Net Loss Before Deemed
 Preferred Stock Dividend                   (1,159,337)        (761,215)

Deemed Preferred Stock Dividend              ( 120,423)              -
                                          -----------------  --------------
Net Loss Applicable to
 Common Stockholders                     $ ( 1,279,760)     $ ( 761,215)
                                          =================  ==============
Loss per common share -
 basic and diluted                       $    ( 0.01)       $    ( 0.01)
                                          =================  ==============

Weighted average number of
 common shares outstanding -
 basic and diluted                         172,053,872       99,198,793
                                          =================  ==============


          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Nine Months
                                                  Ended September 30,
                                          --------------------------------
                                                 2004            2003
                                          -----------------  -------------
                                             (Unaudited)       (Unaudited)

Revenue                                  $    1,723,018     $          -

Cost of Goods Sold                            1,317,596                -

Installation Costs                              254,985                -
                                          -----------------  -------------
Gross Profit                                    150,437                -
                                          -----------------  -------------

Operating Expenses
 General and Administrative Expenses          1,628,449        1,777,897
 Depreciation and amortization                   63,745           61,395
 Sales and marketing                          1,155,942           60,014
 Engineering and Research and Development       886,510                -
                                          -----------------  -------------
                                              3,734,646        1,899,306
                                          -----------------  -------------
Loss Before Other Income (Expense)          ( 3,584,209)      (1,899,306)
                                          -----------------  --------------
Other Income (Expense)
 Finance costs                                ( 224,129)        ( 63,331)
 Interest expense                             ( 336,389)       ( 296,871)
 Gain (loss) on foreign exchange              (  54,799)               -
 Gain (loss) on extinguishment of debt        1,741,756                -
                                          -----------------  --------------
                                              1,126,439        ( 360,202)
                                          -----------------  --------------
Net Loss Before Deemed
 Preferred Stock Dividend                    (2,457,770)      (2,259,508)

Deemed Preferred Stock Dividend               ( 120,423)              -
                                          -----------------  --------------
Net Loss Applicable to
 Common Stockholders                     $  ( 2,578,193)    $ (2,259,508)
                                          =================  ==============
Loss per common share -
 basic and diluted                       $     ( 0.02)      $    ( 0.03)
                                          =================  ==============

Weighted average number of
 common shares outstanding -
 basic and diluted                         160,751,866        88,104,358
                                          =================  ==============


          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the Nine Months
                                                  Ended September 30,
                                          --------------------------------
                                                 2004            2003
                                          -----------------  -------------
                                             (Unaudited)       (Unaudited)
Cash Flow From Operating Activities:
  Net loss from operations                 $ ( 2,457,770)  $ ( 2,259,508)

  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                 63,745          61,395
    Amortization of deferred compensation        168,945               -
    Inventory impairment                               -         103,818
    Gain on extinguishment of debt            (1,741,756)              -
    Expenses paid by issuance of stock           419,040               -
    Stock based compensation                           -         983,133
    Interest converted to stock                   28,483          26,193
    Finance charges converted to stock           134,286          63,331
    Amortization of finance costs                 26,000               -

 Changes in operating assets and liabilities:
    Inventories                               (1,161,429)      ( 438,648)
    Accounts Receivable                         (479,922)          2,018
    Prepaid expenses and deposits                  5,676          38,135
    Deferred implementation costs                 98,087               -
    Accounts payable and accrued liabilities     285,657          14,908
    Discontinued Accounts payable and
     accrued liabilities                       1,139,586               -
    Other liabilities                            125,636               -
                                           -----------------  -------------
Net Cash Used In Operating Activities        ( 3,345,736)    ( 1,405,225)
                                           -----------------  -------------

Cash Flow From Investing Activities
 Purchase of property and equipment            ( 121,097)       ( 20,659)
 Purchase of patents                            ( 20,000)              -
                                           -----------------  -------------
Net Cash Flow Used In Investing Activities     ( 141,097)       ( 20,659)
                                           -----------------  -------------

Cash Flow From Financing Activities
 Common stock issued for cash                    200,000               -
 Convertible preferred stock
  issued for cash                                250,000               -
 Repayment of promissory note                          -        ( 25,329)
 Borrowings on short term loans                2,100,782        ( 30,954)
 Repayments of bank loan                         (18,694)              -
 Borrowings under bank indebtedness              962,648       1,059,721
 Repayments of loans from related parties         (9,869)       ( 77,902)
 Borrowing on convertible loans                   20,036         433,496
                                           -----------------  -------------
Net Cash Flow From Financing Activities        3,504,903       1,359,032
                                           -----------------  -------------
Net Increase (Decrease) In Cash                   18,070        ( 66,852)

Cash, Beginning Of Period                          3,367          66,852
                                           -----------------  --------------
Cash, End Of Period                       $       21,437     $         -
                                           =================  ==============

          See accompanying notes to consolidated financial statements

                     GPS Industries, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. (formerly Inforetech Wireless Technology,
Inc.) and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

Business - The Company develops and markets GPS and Wi-Fi wireless business solutions for golf courses, golf residential communities and golf resorts. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities, generate more revenue with advertising, tournament and point-of-purchase applications, and to retain more customers with customer relationship management programs. The Company has developed both a hand-held and cart-mounted products using Global Positioning Satellite ("GPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed colour course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At September 30, 2004, substantially all of the Company's assets and operations were located in Canada.

The Company recorded sales revenue for the first time in the nine months ended September 30, 2004. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted (see Note 5).

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted (see Note 5).

As a result of these Chapter 7 bankruptcy filings, the liabilities of such discontinued subsidiaries have been classified as liabilities of discontinued operations in the accompanying financial statements.

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2004 and December 31, 2003. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings, sales of it's GPS systems and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements - Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

4. Debt

In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1% which was collateralized by certain securities. The lender cannot be located at the date of this report and the Company believes this collateral has been realized. As a result the Company has written off this loan liability. In the nine months ended September 30, 2004 this write off amounted to $1,185,000. This amount has been recorded in the Consolidated Statement of Operations as a gain on extinguishment of debt.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of September 30, 2004, the Company had borrowed $1,489,807 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed for an additional six months. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share (a 15% discount to the then market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which was charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $26,000 was charged to operations as finance costs for the nine months ended September 30, 2004.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided. As of September 30, 2004 this line was drawn down in the amount of $969,703. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided the Company agreed to pay the Secured Party 1.25% per month of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to September 30, 2004. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at US$0.15 per warrant. The Company also granted the Secured Party a security interest in all the Company's inventory.

As at September 30, 2004 the Company has $2,294,734 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The Company has agreed with one lender to convert $1,000,000 of this debt to capital stock of the Company. This transaction had not been completed as of the date of this report, it is expected to complete in the fourth quarter of 2004.

One convertible loan was outstanding as at September 30, 2004, an amount due to The Shaar fund of $635,250. Effective August 4, 2000, amended by agreement dated October 29, 2002 the Company entered into a securities purchase agreement with The Shaar Fund Ltd., relating to the sale of $1,000,000 in principal amount of 8% Convertible Debenture due November 2, 2007 and warrants to purchase up to 100,000 shares of Common Stock. Interest of 8% accrues on this debenture from September 12, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on September 12, 2005. The amending agreement also added interest accrued as at the amendment date of $166,000 to principal. As at September 30, 2004 the principal amount outstanding is $726,000 which is offset by unamortized debt discount of $79,266 and unamortized finance costs of $11,484, giving a net balance of $635,250. This amount is due to be repaid at $20,000 plus accrued interest per month. Interest has been accrued on this loan to September 30, 2004. $160,000 of the loan balance was converted and interest payments of $16,773 were made in the nine months ended September 30, 2004.

In January 2001, the Company entered into two separate promissory notes with creditors of ProShot. The first note was for $1,274,757 for fees owed to ProShot's attorneys. The note matured on January 26, 2004 with an interest rate of 6% per annum, which accrues from October 1, 1998. The second note was for $295,000, which matured on December 11, 2001 with an interest rate of 12% per annum. A judgement against the Company was received in the total amount of $347,470 including accrued interest which was recorded by the Company. The Company negotiated an out of court settlement of this amount on the basis of the issuance of shares for full settlement of the debt and has recorded a corresponding gain on extinguishment of debt. These shares were issued in July 2004. The remaining promissory note of $1,274,757 is recorded on the balance sheet as "Liabilities related to discontinued operations - Promissory Note Payable".

5. Liabilities Related to Discontinued Operations

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

In conjunction with the ProShot transaction, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,274,757 and accounts payable and accrued liabilities of $1,054,250. All such liabilities are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheet. In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

6. Legal Proceedings

At September 30, 2004, the Company was involved in the following legal proceedings:

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

(c) The MWW Group obtained a judgement against the Company in Washington State and had the judgement registered in British Columbia. The amount owing by the Company was approximately $100,000 plus interest. The Company reached an out of court settlement on the basis of part payment and shares for debt, for which shares were issued in July 2004. At September 30 part payments of $15,000, payable at $5,000 per month to December 2004, were still outstanding. An accrual has been made by the Company for this amount. If the Company does not make these payments in accordance with the settlement agreement further legal action could be pursued by the MWW Group.

7. Capital Stock Transactions

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

On July 6, 2004 the Company issued 1,750,000 shares of common stock to Mr. Ross McKenzie valued at market value of $157,500 in full settlement of a promissory note outstanding.

On July 12, 2004, the Company issued 350,000 shares of common stock valued at market value of $28,000 for services rendered

On July 26, 2004 the Company issued 2,991,088 shares of common stock valued at $269,198 to the Shaar fund. Fund Ltd. for principal and accrued interest of $160,000 and $16,773 respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007.

On July 22, 2004 the Company issued 473,222 shares of common stock to the MWW Group valued at market value of $42,590 in partial settlement of a debt outstanding and has recorded a corresponding gain on extinguishment of debt.

On August 30, 2004 the Company issued 500,000 shares of common stock valued at $40,000 to Augustine Funds, L.P. for principal of $11,230, with respect to a $1,000,000 8% convertible debenture due August 4, 2005.

On August 30, 2004, the Company issued 400,000 shares of common stock valued at market value of $32,000 for services rendered.

On August 30, 2004 the Company issued 1,450,000 shares of common stock valued at market value of $116,000 as signing bonuses.

On August 30, 2004 the Company issued 2,857,143 shares of common stock for cash purchase of $200,000.

On August 30, 2004, the Company issued 1,428,571 shares of common stock valued at market value of $112,857 for financing services rendered.

On August 3, 2004, the Company issued 250,000 shares of Series A 5% Convertible Preferred Stock and 880,282 common stock purchase warrants pursuant to a Securities Purchase Agreement for $250,000. The Company recognized a deemed dividend of $120,423 for the beneficial conversion and the value of the warrants and recorded the amount as dividend expense.

All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, pursuant to
Section 4(2) thereof.

8. Subsequent Events

On November 5, 2004, the Company signed a Letter of Intent ("LOI") with Optimal Golf Solutions, Inc. ("Optimal") and it's shareholders to acquire 100% of the outstanding common shares of Optimal. Optimal is the owner of certain patents in the golf GPS area in Canada and the USA. Although the LOI has been signed there is no assurance that the transaction will complete as contemplated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development and marketing of golf course management technology using Global Positioning Satellite (GPS) and Wi-Fi wireless business solutions . The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities, generate more revenue with advertising, tournament and point-of-purchase applications, and to retain more customers with customer relationship management programs. The Company has developed both a hand-held and cart-mounted products using Global Positioning Satellite ("GPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed colour course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At September 30, 2004 and December 31, 2003, substantially all of the Company's assets and operations were located in Canada. Sales offices are located in Florida, USA and England.

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

The Company recorded sales revenue for the first time in the nine months ended September 30, 2004. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

As a result of these Chapter 7 bankruptcy filings, the liabilities of such discontinued subsidiaries have been classified as liabilities of discontinued operations in the accompanying financial statements. The Company has reached an out of court settlement on the basis of shares for debt, for which shares have been issued in July 2004, which will write off a $295,000 promissory note liability included in these liabilities.

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2004 and December 31, 2003. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings, sale of it's GPS systems and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Revenue recognition

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at September 30, 2004. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Nine months ended September 30, 2004 and 2003

Revenue - The Company recorded sales revenue for the first time in the nine months ended September 30, 2004. Total revenue amounted to $1,723,018 and is comprised of sales of the Company's Inforemer product and related service contract fees, together with fees payable by certain of its distributors for distributorship partnership fees and purchase of promotional materials from the Company. The total revenue from Inforemer products and service contract fees amounted to $ 1,602,018.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the nine months ended September 30, 2004 was $1,572,581 of which $1,317,596 represents costs of goods sold and $254,985 represents installation costs.

Selling and Marketing Expenses - Selling and marketing expenses were $1,155,942 for the nine months ended September 30, 2004, as compared to $60,014 for the nine months ended September 30, 2003. The increase was attributable to increased sales and marketing personnel, sales commissions, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs to introduce the Inforemer product to the marketplace.

General and Administrative Expenses - General and administrative expenses were $1,628,449 for the nine months ended September 30, 2004, as compared to $1,777,897 for the nine months ended September 30, 2003. This decrease was attributable to an decrease in personnel, professional fees and consulting fees, and travel and accommodation costs, combined with a reduction in stock based compensation compared to 2003.

Engineering, Research and Development Expenses - Engineering, research and development expenses increased to $886,510 for the nine months ended September 30, 2004 from $ -0- for the nine months ended September 30, 2003. This increase was attributable to the engineering and development cost of developing the Inforemer product to the stage of creating sales of the product. These costs comprised personnel costs, consultants, computer software development costs, travel and accommodation and service costs.

Depreciation and Amortization - Depreciation and amortization increased by $2,350 or 4% to $63,745 in 2004, as compared to $61,395 in 2003. The Company acquired the rights to certain international GPS patents in the nine months ended September 30, 2004. These patents are being amortized over an 8 year period.

Loss from Operations - The loss from operations was $3,584,209 for the nine months ended September 30, 2004, as compared to a loss from operations of $1,899,306 for the nine months ended September 30, 2003. The increase was due to substantially higher sales and marketing expenses and R&D expenses incurred in the period.

Interest Expense - Interest expense increased by $39,518 or 13% to $336,389 in 2004, as compared to $296,871 in 2003, as a result of a increase of interest-bearing debt and drawdowns on bank operating lines of credit.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. Prior to 2003, the Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. The Company issued warrants in 2003 related to its $1,425,000 bank line of credit. The value of these warrants was recorded as deferred financing costs and was amortized over the initial one-year term of the bank line of credit. Finance costs increased to $224,129 in 2004 as compared to $63,331 in 2003.

Gain on Extinguishment of Debt - Gain on extinguishment of debt increased to $1,741,756 in the nine months ended September 30, 2004 from $ -0- for the nine months ended September 30, 2003. This gain was comprised of a gain of $1,185,000 relating to the write off of a debt of the company, $547,680 relating to the write off of debt guarantees of discontinued operations and gains amounting to $9,076 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss, after a Deemed Preferred Stock Dividend of $120,423, was $2,578,193 for the nine months ended September 30, 2004, as compared to a net loss of $2,259,508 for the nine months ended September 30, 2003. This increase is a reflection of the increased expenses incurred in bringing the Inforemer product to market and setting up a sales and distribution organization, which have partially but not entirely been offset by the gain on extinguishment of debt and net sales revenue for the period.

Liquidity and Capital Resources - September 30, 2004:

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

Operating Activities - The Company's operations utilized cash of $3,345,736 during the nine months ended September 30, 2004, as compared to $1,405,225 during the nine months ended September 30, 2003. The increase in cash utilized in operations in 2004 as compared to 2003 was primarily a result of an increase in inventories and accounts receivable, together with expenses incurred in developing the Inforemer to a marketable product and introducing the product to the market.

At September 30, 2004, cash increased by $18,070 to $21,437, as compared to $3,367 at December 31, 2003.

The Company had a working capital deficit of $10,151,908 at September 30, 2004, as compared to a working capital deficit of $10,082,967 at December 31, 2003. At September 30, 2004 and December 31, 2003, a substantial portion of the Company's current liabilities consist of loans in default and liabilities with respect to discontinued operations.

Investing Activities - Net cash used in investing activities was $141,097 and $20,659 for the nine months ended September 30, 2004 and 2003, respectively, consisting of the purchase of property and equipment.

Financing Activities - Net cash provided by financing activities was $ 3,504,903 for the nine months ended September 30, 2004, as compared to $1,359,032 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company made payments on loans of $18,694 and loans from related parties of $9,869. During the nine months ended September 30, 2004, the Company received proceeds from borrowing on convertible loans of $20,036 and proceeds from bank borrowings and short term loans of $3,063,430. During the nine months ended September 30, 2004 the Company issued common stock for cash consideration of $200,000 and convertible preferred stock for cash consideration of $250,000.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of September 30, 2004, the Company had borrowed $1,489,807 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed for an additional six months. As consideration for the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 1,000,000 shares of the Company's common stock, exercisable $0.10 per share, a 15% discount to the then market price, for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which was charged to operations over the twelve month period beginning July 2003 and ending June 2004. Accordingly, $26,000 was charged to operations as finance costs for the nine months ended September 30, 2004.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers HSBC Bank Canada provided the Company this new line of credit on April 29, 2004 based on the security provided. As of September 30, 2004 this line was drawn down in the amount of $969,703. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided the Company agreed to pay the Secured Party 1.25% per month of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. Additionally, the Company agreed to issue 666,667 warrants to purchase common stock of the Company at US$0.15 per warrant. The Company also granted the Secured Party a security interest in all the Company's inventory.

In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1% which was collateralized by certain securities. The lender cannot be located at the date of this report and the Company believes this collateral has been realized. As a result the Company has written off this loan liability. In the nine months ended September 30, 2004 this write off amounted to $1,185,000. This amount has been recorded in the Consolidated Statement of Operations as a gain on extinguishment of debt.

On May 10, 2004 the Company agreed to issue 6,336,883 shares of common stock to Proshot Investors LLC and various other parties valued at market value of $570,320 in settlement of debt guarantee liabilities of $1,118,000. 1,873,651 of these shares are held in escrow and may be used to satisfy a further recorded liability of the Company no later than January 2010. These shares were all issued in July 2004.

Off Balance Sheet Arrangements.

The Company had no Off Balance Sheet arrangements for the nine months ended September 30, 2004, or for the nine months ended September 30, 2003

Recent Accounting Pronouncements:

Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

On November 5, 2004, the Company signed a Letter of Intent (LOI) with Optimal Golf Solutions, Inc. (Optimal) and it's shareholders to acquire 100% of the outstanding common shares of Optimal. Optimal is the owner of certain patents in the golf GPS area in Canada and the USA. Although the LOI has been signed there is no assurance that the transaction will complete as contemplated.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The MWW Group obtained a judgement against the Company in Washington State and had the judgement registered in British Columbia. The amount owing by the Company was approximately $100,000 plus interest. The Company reached an out of court settlement on the basis of part payment and shares for debt, for which shares were issued in July 2004. At September 30, part payments of $15,000, payable at $5,000 per month to December 2004, were still outstanding. An accrual has been made by the Company for this amount. If the Company does not make these payments in accordance with the settlement agreement further legal action could be pursued by the MWW Group.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2004 the Company issued a total of 26,833,776 shares of common stock, valued at a market value of $2,369,113. Of these, 4,662,761 shares were issued for services rendered valued at a market value of $426,183; 11,084,981 shares were issued in settlement of debt valued at a market value of $1,056,507; 3,500,000 shares were issued to acquire patent rights valued at a market value of $280,000; 307,331 shares were issued to pay interest of $19,713; 2,707,275 shares were issued in payment of convertible debt valued at a market value of $252,425; 1,714,285 shares were issued to pay financing costs valued at a market value of $134,286 and 2,857,143 shares were issued for cash consideration of $200,000.

On August 3, 2004, the Company issued 250,000 shares of Series A 5% Convertible Preferred Stock and 880,282 common stock purchase warrants pursuant to a Securities Purchase Agreement for cash consideration of $250,000. The Company recognized a deemed dividend of $120,423 for the beneficial conversion and the value of the warrants and recorded the amount as dividend expense.

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

                                       GPS INDUSTRIES, INC.
                                          (Registrant)


                                       /s/ ROBERT C. SILZER, SR.
Date:  November 15, 2004          By:  ___________________________
                                       Robert C. Silzer, Sr.
                                       Chief Executive Officer
                                       (Duly Authorized Officer)



                                       /s/ GEORGE DORIN
Date:  November 15, 2004          By:  ___________________________
                                       George Dorin
                                       Chief Financial Officer
                                       (Duly Authorized Officer)

                               Index to Exhibits

Exhibit Number                      Title

31.1              Certification of Chief Executive Officer pursuant
                    to Section 302 of the Sarbanes Oxley Act of 2002

31.2              Certification of Chief Financial Officer pursuant
                   to Section 302 of the Sarbanes Oxley Act of 2002

32.1              Certification of Chief Executive Officer pursuant
                   to Section 906 of the Sarbanes Oxley Act of 2002

32.2              Certification of Chief Financial Officer pursuant
                   to Section 906 of the Sarbanes Oxley Act of 2002