Form 10KSB
period 2004-12-31
GPS INDUSTRIES, INC.
filed 2005-04-18
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _____________ to _____________ Commission file number 0-25963

                              GPS INDUSTRIES, INC.


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

Revenues for the fiscal year ended December 31, 2004 were $2,184,299.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2004 was approximately $28.6 million.

Registrant had 207,552,851 shares of Common Stock, $.001 par value per share, outstanding as of March 14, 2005.

Documents Incorporated by Reference to the extent indicated herein: None

                                TABLE OF CONTENTS

PART I
Item  1. Description of Business                                 4
Item  2. Properties                                              8
Item  3. Legal Proceedings                                       8
Item  4. Submission of Matters to a Vote of Security Holders     8

PART II
Item  5. Market for Common Equity and Related Shareholder
         Matters                                                 9
Item  6. Management's Discussion and Analysis or Plan of
         Operations                                             10
Item  7. Financial Statements                                   14
Item  8. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    36
Item  8a. Controls and Procedures                               36

PART III
Item  9. Directors and Executive Officers of the
         Registrant                                             36
Item 10. Executive Compensation                                 39
Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder                41

PART IV
Item 12. Certain Relationships and Related Transactions         42
Item 13. Exhibits and Reports on Form 8-K                       43
Item 14. Principal Accountant Fees and Services                 45

Signatures

Certificates

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

GPS Industries, Inc. ("GPSI" or the "Company") was incorporated on December 12, 1995 as Diversified Marketing Services, Inc. It changed its name to Inforetech Wireless Technology, Inc. on December 6, 1999 and again on September 30, 2003 to GPS Industries, Inc. The Company has been publicly traded since January 2000 on the OTC.BB under the symbol IWTI and after its latest name change under the symbol GPSN. GPSI develops and markets global positioning satellite ("GPS") and Wi-Fi wireless multimedia solutions to golf facilities worldwide. The company's unique and patented Inforemer(TM) product line provides a complete Wi-Fi GPS golf business solution, combining a backend management information system and revenue generating modules with mobile color handheld and cart-mounted Differential GPS units, seamlessly connected via a wireless, high-speed Wi-Fi network.

GPSI's current target market is the golf industry with the goal to be one of the premier supplier of GPS and Wi-Fi business solutions. Management believes that GPSI's technology is well suited to recreational activities outside of golf and, subject to available working capital, the Company plans to expand its offering to other recreational industries in the future.

GPSI's Inforemer suite of products provides golf facility managers with a total business solution, helping the facilities drive profit and become more competitive. Inforemer enables managers to run their businesses more efficiently with a wireless Virtual Private Network (VPN), wireless security camera applications and data management and reporting capabilities. Facilities can generate more revenue with advertising, wireless internet access, tournament and point-of-purchase applications. The mobile handheld or cart-mounted GPS units help attract and retain customers by delivering a better golf experience on the course or at the learning center with precise distance measurements, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication to the clubhouse.

GPSI offers the broadest product line in the industry, including both handheld and cart-mounted GPS units and offers golf facilities to mix and match any combination of these units to best suit their needs. GPSI was the first company to develop a handheld and a color handheld GPS unit, and remains the only company to mount their cart units ergonomically to the steering column instead of on the cart roof.

On November 26, 2004, GPSI entered into a strategic partnership arrangement with back-office software developer, Jencess Software & Technologies, Inc. to integrate their software with the Inforemer product. This partnership provides GPSI with strategic marketing opportunities to Jencess' customer base of more than 900 golf facilities. Management believes that the integration of the systems will also create the industry's most comprehensive golf business solution.

GPSI remains the only GPS golf solutions provider to utilize an integrated Wi-Fi wireless infrastructure. This wireless infrastructure provides golf facilities with benefits completely outside of golf. Facilities can attract more conferences and events with wireless internet access in meeting rooms and resorts and residential communities can extend wireless internet access to resort guest rooms and residences. Moreover, GPSI can introduce completely new wireless applications to golf facilities. In January 2005, GPSI introduced the first of these new applications, wireless security cameras.

On July 2, 2004, GPSI purchased the patents to Differential GPS in Australia, Japan and 11 European Nations from Pinranger (Australia) Pty Ltd. as well as, on November 19, 2004, the patents to GPS for golf in the United States and in Canada from Optimal Golf Solutions, Inc. in Texas. The purchase of these patents not only helps establish a leadership position for GPSI in the worldwide golf marketplace, but opens up new revenue streams through licensing fees.

To reduce operating costs and more quickly achieve profitability, GPSI appointed distributors in key golf markets worldwide, including Canada, United States, Europe, Australia/New Zealand, Asia and South Africa, thus transferring some of its sales and marketing costs to these independent licensees. North America continues to be a key focus area with coverage by both distributors and direct sales representatives. Currently, GPSI has installations in the United States, Canada, Australia, France and Spain.

GPSI intends to continue its current momentum and become the industry leader for wireless GPS golf technology, and to leverage its core technology into related markets, such as gated communities and large scale golf residential developments as well as other recreational industries. Within the golf market, GPSI intends to grow its current position by; (i) offering reliable, advanced Wi-Fi and GPS based business solutions; (ii) competitively pricing its wireless solutions by offering economic and tax friendly customized leasing solutions through specialized financial institutions; (iii) leveraging its strategic and technological relationships; (iv) selectively acquiring providers of GPS-based products and services to expand its installation base and product offering; and
(v) building brand awareness.

Acquisition of ProShot Golf, Inc. (Proshot)

On January 12, 2001 the Company acquired all of the outstanding capital stock of ProShot. ProShot was a California based company involved in the manufacture, marketing, leasing, and installation of an integrated GPS based distance measuring equipment for golf courses. Pursuant to the acquisition, the Company agreed to pay certain bank debt of ProShot which was guaranteed by a group of former ProShot shareholders ("Guarantors"). The Company was unable to pay off the guaranteed obligations.

On September 21, 2001, after receiving notices of default from the Guarantors, the Company and one of its directors signed an agreement with the Guarantors that the Company would use its best efforts to assist in the foreclosure of ProShot assets by the Bank so that the Bank debt and ultimately the obligation of the Guarantors to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced. In an amended agreement dated October 16, 2001, the Guarantors agreed to release the Company and one of its directors from certain financial obligations and to convert such obligations into stock in the Company. Upon such releases in the total amount of $1,118,000, the Company agreed to issue to the Guarantors, or their designees, 11,180,000 shares of Common Stock. During the fourth quarter of 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted. Liabilities related to these discontinued operations remain in the consolidated balance sheet of GPSI as current liabilities. They include a promissory note payable, accounts payable and accrued liabilities, loans payable to related parties, and capital lease obligations. They are being written off in accordance with the statute of limitations rules in each state in which they were incurred and are reflected as a gain on extinguishment of debt in the consolidated statement of operations as they are written off.

Pursuant to a Settlement Agreement dated May 10, 2004, the Company issued 6,336,883 restricted shares in the Company valued at market value of $570,320 to the Guarantors, ProShot shareholders, and ProShot Investors LLC. 1,873,651 of these shares have been put in escrow for the future benefit of the Guarantors and the Company against any unforeseen claims from the ProShot debtors. These shares were all issued in July, 2004.

The Company has signed a Business Cooperation letter of agreement with ProShot Golf dated June 2, 2004, whereby the Company and ProShot will cooperate to the extent possible with each other to market their products and provides for referrals of customers or prospective customers which may prefer one parties system over the other. This letter is currently being renegotiated so that a finder's fee owing by GPSI to ProShot of $15,000 for each referral will no longer be required.

Acquisition of Optimal Golf Solutions, Inc.

On November 19, 2004 GPSI acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation owned by Darryl Cornish and Charles Huston ("Optimal Shareholders"), for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable as follows: $100,000 on signing a Letter Of Intent on November 8, 2004, $1,000,000 on closing, a stock payment of 9,000,000 restricted common shares of GPSI valued at $2,250,000 using a minimum price of $.25 per share and a final stock payment of $1,900,000 representing 7,600,000 common shares of GPSI using a minimum price of $.25 per share. These shares can be sold after the effectiveness of a registration statement and in accordance with a Leakage Agreement. The final purchase price may vary, however, depending on the price that the Optimal Shareholders receive for the shares they sell. The obligation to pay the deferred purchase price was secured by a first security interest in the Optimal patents as described below.

The first stock payment of 9,000,000 shares can be sold (in accordance with the Leakage Agreement) over 180 trading days. Any funds received from the sale of those shares over $3,250,000 (i.e. $1,000,000 over the $2,250,000 target price for the first share payment) will be deducted from the amount to be paid with the second stock payment, targeted for the remaining amount due of $1,900,000 (plus interest). The second stock payment will be issued at a 15% discount to market price at the time of issuance and can be sold into the market by the Optimal Shareholders over a further 180 trading days. GPSI has the right to pay out any remaining balance plus interest owing at any time.

GPSI agreed to use its best efforts to file and cause to have effective a Registration Statement covering the resale of the shares issued. If the Registration Statement has not become effective by June 30, 2005, GPSI must pay cash of $2,250,000 plus interest over eight monthly installments of $250,000 each starting June 1, 2005. In that case, the first stock payment of shares would be returned to GPSI. If the Registration Statement has not become effective by September 30, 2005, then GPSI must also pay cash to the Optimal

Shareholders (in lieu of a second stock payment) of $1,900,000 plus interest in eight monthly payments of $237,500 commencing on October 1, 2005.

Upon receipt of the first $727,000 of net proceeds from the sale of shares issued to the Optimal Shareholders for the second stock payment, this amount will be forwarded to GPSI's attorney to be held in escrow for a period of 18 months from closing to partially secure the shareholders indemnification obligations to GPSI under the Agreement.

Optimal was primarily engaged in the business of holding patents relating to GPS technology for the golf industry. Optimal held an important U.S. patent no. 5,364,093 which was issued on November 15, 1994 for a Golf Distance Measuring System and Method. They also owned U.S. Patent No. 5,751,244 which was for the Method and Apparatus for Calibration of a GPS Receiver. Optimal had also made a Canadian patent application no 2,134,737 entitled Method and Apparatus for Message Display on a Golf Course. The 093 Patent has been licensed to six companies and currently generates revenue from two of them, namely UpLink Corporation and ProLink/ParView, LLC. totalling $584,326 per annum. A third licensee, ProShot Golf, was estimated to have paid approximately $35,000 per year in license payments, but has claimed that it has met the requirements for a paid-up license and is negotiating with GPSI to not make any further license payments. All license payments that GPSI receives are forwarded to Great White Shark Enterprises until their loan in the amount of $3,000,000, plus interest owing of 10% per annum, is fully repaid (see "Loan From Great White Shark Enterprises, Inc.").

GPSI expects to license the 093 Patent on a non exclusive basis to other GPS based golf system providers. Combined with the differential GPS patents the Company holds in 13 countries outside North America, GPSI believes that it now holds all patents required for it to sell its GPS systems throughout 15 countries. GPSI feels it is in a strong position to enforce these patents against infringers.

Loan From Great White Shark Enterprises

On December 3, 2004, GPSI entered into a Credit Agreement with Great White Shark Enterprises, Inc. ("GWSE") for GWSE to provide a Term Loan of $3,000,000 to GPSI. These funds were received by GPSI as follows: $1,000,000 on November 22, 2004 and the balance of $2,000,000 on December 3, 2004 (less outstanding service fees owed by GPSI to GWSE to December 31, 2004 of $548,750 pursuant to a Merchandising Agreement dated April, 2003). Collateral for the loan was (a) a first priority security interest in (a) all of the shares of the capital stock of Optimal, (b) a second security interest in the Optimal Patents and (c) a first security interest in the Pinranger Patents acquired by GPSI pursuant to an Agreement dated July 2, 2004 between GPSI and Pinranger (Australia) Pty. Ltd. and PagiSat, LLC. The Pinranger Patents are registered in 13 countries in Europe, Japan, and Australia.

The Term Loan may be repaid at any time prior to maturity without premium or penalty, except that the total minimum interest to be paid must be $300,000 irrespective of when the loan is repaid. During the term of the loan, GPSI must pay interest of 10% per annum on a monthly basis in cash or shares. If GWSE chooses to receive shares, the interest rate will be adjusted to 15% for the period selected and the shares will be priced at a 15% discount to market, using the average daily close for the three trading days prior to the end of the monthly period for which interest is due.

Repayment of the principal and interest due under the Credit Agreement has been provided for by GPSI giving to GWSE (commencing December 4, 2004) all license payments GPSI receives under all license agreements between Optimal as licensor and its licensees. Once the Term Loan and accrued interest is paid in full, for a period of two years from the repayment date, GWSE will receive 20% of the license payments and thereafter 40% of the license payments for the remaining life of the Patents. Any fees received in connection with enforcement of the Optimal Patents will also be paid to GWSE in accordance with the above-mentioned formula, except that GPSI must pay all legal costs to enforce the Optimal Patents. Any fees received from infringement payments relating to the Pinranger Patents will be shared on a 50/50 basis (net of legal costs) until the Term Loan and accrued interest are fully repaid, after which GPSI will have no further obligation to GWSE regarding the Pinranger Patents for any revenue they generate, and GWSE will agree to have its security interest in the Pinranger Patents removed by GPSI.

To the extent that, during any calendar year commencing January 1, 2005, the total annual license payments received by GWSE do not total $500,000, then the shortfall must be paid to GWSE in equal monthly payments over the next calendar year, above and beyond the following year's minimum license payment. The maturity date of the Term Loan is November 15, 2011, the termination of the life of one of the key Optimal Patents.

In addition to the above-mentioned interest and security provided for the Term Loan, GWSE also received an equity bonus of 3,000,000 restricted Common Shares of GPSI and a three year Warrant dated December 3, 2004 to purchase 2,000,000 Common Shares of GPSI at an exercise price of $.15.

Change of name and share structure

Effective September 30, 2003, the Company amended its Articles of Incorporation to change its name to GPS Industries Inc., to increase the authorized shares of common stock from 100,000,000 shares to 250,000,000 shares, to authorize 25,000,000 shares of preferred stock, and to eliminate the dual classes of common stock. A definitive proxy statement was filed with the SEC on March 21, 2005 to increase the total number of authorized shares to 550,000,000 of which 500,000,000 will be common shares and 50,000,000 will be preferred shares. The Company will hold a special meeting of shareholders on April 27, 2005 at 8:00 am at its corporate offices in Surrey, B.C. to vote on the proposed increase of authorized shares.

Patents

The Company has obtained certain patents and filed for further patents including the following:

1. Hand Held communicator patents issued in the U.S. on Feb. 1, 2000, in Canada on September 29, 2000; and in the United Kingdom on November 30, 1999.
2. Charging base for Electronic Apparatus patent issued in the US on Feb. 1, 2000.
3. Golf course communication system and method patent was applied for in the US on January 29, 2004 and is awaiting office action by the USPTO. GPSI also filed a PCT application in the European Community on January 20, 2005 and it is awaiting a serial number and filing receipt.
4. Endurable Sports PDA with communications capabilities and accessories. This patent was applied for in the US on January 22, 2003 and is pending, awaiting office action of the USPTO.
5. Portable GPS Unit patent was applied for in the US on April 1, 2004 and is pending, awaiting office action. 6. Cart mounted GPS Unit patent was applied for in the US on April 1, 2004 and is pending, awaiting office action. 7. Mounting bracket patent was applied for in the US on April 1, 2004 and is pending, awaiting office action. 8. Method for conducting a multi-golf course performance contest patent was applied for in the US on May 4, 2004 and is pending, awaiting office action.
9. On July 2, 2004 GPSI acquired Distance Measuring System patents in 13 counties as follows: Australia, Austria, France, Germany, Great Britain, Ireland, Italy, Japan, Netherlands, Portugal, Spain, Sweden, and Switzerland. The patents were acquired from Pinranger (Australia) Pty Ltd. These patents were filed in these counties on December 16, 1992. GPSI has applied to the patent office in each country to have the patents assigned to the Company. The Company is also in the process of registering the security interest of Great White Shark Enterprises in each of these countries.
10. Optimal, which GPSI acquired on November 19, 2004 has been issued patent no 5,364,093 on November 11, 1994 relating to a Golf Distance Measuring System and Method, and patent no 5,751,244 on May 12, 1998 for a Method and Apparatus for Calibration of a GPS Receiver.

With the Company's own patents, plus those acquired through the acquisition of Optimal and those acquired from Pinranger in 13 countries, GPSI now holds important GPS patent rights in 15 counties, which it considers to be all of the major golf markets in the world. Opportunities exist for GPSI to license infringers of the GPS patents it holds. It has identified 13 such infringers to date and is in the process of communicating with them through its agent to offer a patent license.

Trademarks

The Company has registered trademarks as follows:

1. Informer 2000 Handset Software trademark in the US.
2. Inforetech Clubhouse Computer Software in the US.
3. Inforemer in the European Community.
4. Inforemer in the US.
5. Inforetech in Canada. 6. Inforetech in the European Community.
7. Inforetech in the US.

Other Intellectual Property

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

The Market

The target market for GPSI's Inforemer system is the multi billion golf-recreational market, with golf courses being GPSI's target customer. There are approximately 20,000 golf courses in North American and more than 40,000 world-wide. Current market penetration of GPS systems represent approximately 5% of the market, with adoption by golf courses increasing steadily as the product is now being more widely accepted as a business solution, and the products in general become more stable, affordable and user-friendly. GPSI is now also expanding its GPS-based wireless solutions beyond the golf course, to golf course residential communities and golf course resorts, further increasing the size of its market. Due to the flexibility of GPSI's core technology and software, it is able to repurpose and leverage its applications for use in numerous markets which the company is now exploring.

Competition

Competition in the GPS golf market can be segmented into two main categories; low-priced consumer products and high-value GPS-based management business solutions.

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

GPSI's direct competition in the GPS golf management system market consists of a limited number of competitors, with two primary ones: UpLink Corporation, in Austin, Texas, and recently merged ProLink/Parview, LLC of Tempe, Arizona. Similar to GPSI, both companies have developed GPS based golf management solutions which provide courses with various applications for improving operations, increasing revenue and as a tool for golfers to utilize while golfing. Uplink and Parview/ProLink are similar in size, with upwards of 200 installations each. Both companies are focused primarily in the North American market, due to their dependence on manufacturer-specific golf carts. Both have also taken a non-exclusive license from Optimal (now owned by GPSI) and make license payments to Optimal for the use of Optimal's GPS patents in the United States. It is estimated that there are approximately 1,000 golf courses in North America with GPS systems installed, constituting a market penetration of approximately 5%. While the North American GPS-golf market is more mature, GPSI is targeting various emerging markets in Europe, Asia, Australia and South Africa where its handheld GPS product is well-suited. There is no major competition or identifiable market leader in these emerging markets; however ProLink/Parview is now selling its system through its agents in Europe and Asia.

ITEM 2. PROPERTIES

The principal executive offices of the Company are located in Surrey a suburb of Vancouver, British Columbia, Canada in a 6,158 square foot facility. The current lease expires on January 31, 2006 and has a two year renewal option. In March 2004 the Company leased an additional 2,520 square foot facility in an adjacent building as part of the plan to bring final assembly of the Company's product in-house. The term of the additional lease is the same as the main lease and will expire January 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company's wholly owned subsidiary, Inforetech Golf Technology 2000 Inc.
(IGT) is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material to the Company. IGT ceased operations in the fourth quarter of 2002 and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002.

The Company acquired ProShot Golf Inc. on January 12, 2001. ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted.

Liabilities relating to these two companies, however, continue to exist in GPSI's consolidated balance sheet as debt from discontinued operations and is being written off in accordance with the statute of limitations in each state in which the debt was incurred. These liabilities are not expected to be settled with cash.

The Company has been threatened with potential litigation for an amount of approximately $155,000, which is included in accounts payable. The agreement is that further negotiations will take place before any action is taken on this balance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders of the Company during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since January 27, 2000, the Company's Stock has been listed for trading on the OTC Electronic Bulletin Board under the symbol "WYRE." The Company changed its name in September, 2003 to GPS Industries, Inc. and the symbol was changed to "GPSN". The trading market is limited and sporadic and should not be deemed to constitute an "established trading market."

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



Year Ended December 31, 2004              High            Low
First Quarter                             0.18            0.10
Second Quarter                            0.14            0.07
Third Quarter                             0.11            0.06
Fourth Quarter                            0.22            0.06

Year Ended December 31, 2003              High            Low
First Quarter                             0.07            0.04
Second Quarter                            0.19            0.05
Third Quarter                             0.16            0.10
Fourth Quarter                            0.21            0.08


As of December 31, 2004 the number of security-holders of record of the Company's stock was approximately 321.

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

Recent Sale of Unregistered Securities.

During the fourth quarter of 2004 the Company issued the following unregistered securities.

On November 3, 2004 the Company issued 500,000 shares of common stock valued at $50,000 for services rendered.

On November 3, 2004 the Company issued 8,000,000 shares of common stock valued at market value of $800,000 as part payment for the acquisition of certain patents.

On November 24, 2004, the Company issued 10,000,000 shares of common stock valued at market value of $1,000,000 in full settlement of an outstanding debt.

On December 2, 2004, the Company issued 1,500,000 shares of common stock valued at market value of $240,000 to various consultants for services rendered.

On December 2, 2004 the Company issued 500,000 shares of common stock valued at market value of $80,000 as part payment for the acquisition of certain patents.

On December 2, 2004 the Company issued 450,000 shares of common stock valued at market value of $67,500 to various consultants for services rendered.

On December 27, 2004 the Company issued 2,446,428 shares of common stock valued at $342,500 for services rendered.

On December 30, 2004 the Company issued 500,000 shares of common stock valued at $70,000 for services rendered

On October 27, 2004, the Company issued 125,000 shares of Series A 5% Convertible Preferred Stock and 592,978 common stock purchase warrants pursuant to a Securities Purchase Agreement for $125,000. The Company recognized a deemed dividend of $68,785 for the beneficial conversion and the value of the warrants and recorded the amount as dividend expense.

All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, pursuant to
Section 4(2) thereof.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the period ended December 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the period ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development of golf course management technology. The Company has developed both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology. At December 31, 2004 and December 31, 2003, substantially all of the Company's assets and operations were located in Canada. The Company also maintains sales offices in the UK and in Florida, USA.

The Company applies GPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Company generated revenue for the first time in the year ended December 31, 2004 from the sales of its products and continued to earn revenue in the first and second quarter of 2005. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company expects to recognize revenue only when delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue will be recognized only after such obligations are fulfilled.


For the years ended December 31, 2004 and 2003

Revenues

The Company had no revenue in 2003. In 2004, the Company sold their GPS System to 10 golf courses for total revenue of $1,999,728. These courses included Tiburon, Brookwater, Mayfair Lakes, Diamond Woods, Dayton Valley, Maryland National. Stonewall, Heritage Hills, Chestnut Ridge, and Glynns Creek.. Granite Links was another course installed in 2004 but it was removed and is being reinstalled in 2005 as an expanded system. Thus this system was not recorded as a sale in 2004. In addition to these installations, the Company rented one system to Noosa Springs generating $10,094 in rental revenue and installed a system at the Point Roberts golf club as a pay-for-play system generating $374 in revenue in 2004. Other revenue booked in 2004 included repairs & warranty revenue of $18,348, territory sales in the amount of $86,000, Distributor Demo Kits totalling $35,000, service & support fees totalling $9,000, and sale of parts $954. Patent licence fees collected by Optimal Golf Solutions Inc. amounted to $24,800. Thus, total revenue in 2004 amounted to $2,184,299.

Administration Expenses

Administration expenses increased by $273,290 from $2,928,656 for the year ended December 31, 2003 to $3,201,946 for the year ended December 31, 2004. Administration expenses consist of salaries and employee related costs, including compensation costs paid by the issuance of stock, as well as legal, audit, investor relations and consulting fees. Non-cash stock based compensation expense were $1,814,303 for 2004, $1,711,091 for 2003.

Depreciation and Amortization

Depreciation and amortization increased by 74% from $72,170 to $125,507. This increase is attributable to an increase in the property and equipment asset base, particularly the purchase of patents.

Sales and Marketing

Sales and marketing expenses increased by $1,515,466 from $171,671 for the year ended December 31, 2003 to $1,687,137for the year ended December 31, 2004 to expand the global distribution network and GPSI's presence in North America. This increase is attributable to the formation of a direct sales and marketing department starting in Q3, increased advertising and marketing expenses as the Inforemer product was brought to market and commission payments paid to sales staff and under the Endorsement Agreement with Great White Shark Enterprises which the Company signed in April 2003.

Engineering, Research and Development

Engineering, Research and development costs increased by $235,599 for the year ended December 31, 2004 to $1,440,681 as opposed to $1,205, 082 for the year ended December 31, 2003. This increase was attributable to the engineering and development cost of developing the Inforemer product to the stage of creating sales of the product. These costs comprised personnel costs, consultants, computer software development costs, travel and accommodation and service costs.

Finance Costs

The decrease in finance costs of $453,352 from $677,931 for the year ended December 31, 2003 to $224,579 for the year ended December 31, 2004, is due to a drop in expenses incurred to obtain additional financing for the Company. In the previous year most of these expenses related to the non-cash cost of the conversion features with three loans and the non-cash cost of issuing stock and warrants in connection with the debt financing. There was only a limited conversion of one loan in the year ended December 31, 2004

Finance costs include the warrants issued in conjunction with the Company's debt financings. Prior to 2003, the Company issued warrants in conjunction with the sale of convertible debentures. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. The Company issued warrants in 2003 related to its $1,425,000 bank line of credit. The value of these warrants was recorded as deferred financing costs and was amortized over the one-year term of the bank line of credit. In 2004 this cost amounted to $26,000

Interest expense

Interest expense increased by 105% from $279,378 for the year ended December 31, 2003 to $572,845 for 2004. This $293,467 increase is related to the increase in debt financing by the Company during 2004.

Gain (Loss) on Extinguishment of Debt

During 2004 the Company wrote off $332,538 of trade debt related to discontinued operations. This debt consisted of accrued liabilities and accounts payable related to prior years. During 2003 the Company wrote off debt from discontinued operations which resulted in a gain on extinguishment of debt in the amount of $1,461,367.

During 2004 the Company also settled other liabilities relating to discontinued operations by issuance of common stock. These stock issuances resulted in a gain on extinguishment of debt of $547,680.

During 2004 the Company also wrote off a loan liability of $1,185,000 incurred in 2001 and collateralized by certain securities. The lender cannot be located and the Company believes the collateral has been realized. This amount has been recorded as a gain on extinguishment of debt.

The Company also settled various other trade debts and loans payable in the year by issue of common stock. These transactions resulted in a net gain on extinguishment of debt amounting to $9,076.

Liquidity And Capital Resources

At December 31, 2004 the Company had significant debt liabilities which include:

A draw down on a $1,000,000 manufacturing line of credit from HSBC Bank Canada in the amount of $975,903. This line of credit is secured by a Letter Of Credit arranged by Doug Wood, Dan Wood, and James Liken. Interest accrues at 15% per annum on the balance drawn down for the LOC.

A draw down on a $1,500,000 operating line of credit provided by HSBC Bank Canada in the amount of $1,333,499. This Line Of Credit is secured by a Letter Of Credit provided by provided by Citibank and is secured by Hansen, Inc. in the amount of $1,500,000. GPSI pays the quarterly LOC fees from Citibank which are $7,500 per quarter.

An outstanding loan owing to the Bank Of Montreal of $25,121.

A loan from Great White Shark Enterprises made on December 3, 2004 in the amount of $3,000,000 with interest on the balance outstanding of 10% per annum.

Shareholder advances from Doug Wood, a director, in the amount of $1,250,000 with interest owing of 8% per annum

An advance from the Wood Family Trust in the amount of $305,000 with interest owing of 8% per annum.

A $96,725 loan from Synapse Ventures, owned by Julius Farkas, GPSI's Director of Manufacturing, with interest owing at 3% per month or 36% per annum.

A shareholders loan from Robert C. Silzer, GPSI's President & CEO, in the amount of $603,415 with interest owing of 8% per annum.

A convertible debenture owing to the Shaar Fund in New York in the amount of $671,892 with interest owing of 6% per annum. Interest and principal payments of $60,000 are made each quarter, i.e. principal is due of $20,000 per month.

Debt related to discontinued operations (Chapter 7 filings) totalling $3,423,522 which is reflected on the GPSI balance sheet as current liabilities, is not expected to be settled with cash. These amounts are being written off in accordance with the statute of limitations rules in each state in which they were incurred and are reflected as a gain on extinguishment of debt at the time of write-off.

Accounts payable and accrued liabilities totalling $2,303,063.

Deferred revenue relating to cash received in advance from golf courses, but not yet earned because the installation is not complete, in the amount of $118,848.

Thus, total liabilities were $16,186,709 or $10,786,666 excluding debt from discontinued operations.

At December 31, 2004 the working capital deficit was $14,210,188 compared to $10,082,967 at December 31, 2003.

Operating activities used cash of $5,468,163 and $2,134,831 for the years ended December 31, 2004 and December 31, 2003 respectively. The increase in cash usage was principally attributable to, the increase in net loss from operations to $8,959,685, before adjusting for non cash expenses of the charge for impairment of goodwill of $3,750,000, payment of expenses with stock in the amount of $1,383,530 and expenses paid by stock issuances of $2,074,293.

At December 31, 2004 and December 31, 2003, a substantial portion of the Company's current liabilities consisted of loans in default and liabilities with respect to discontinued operations.

Financing for the year ended December 31, 2004 provided cash of $6,883,280 as opposed to $2,179,200 in 2003

In 2004 the Company raised $205,888 from the issuance of common stock, $375,000 from the issuance of convertible preferred stock and obtained $812,546 in loans from bank indebtedness and $5,469,380 from other loans. In 2003 the Company raised $141,000 from the issuance of common stock, $625,000 from the issuance of convertible debt and obtained $1,470,862 in loans from bank indebtedness and $30,443 from other loans.

The Company has historically relied upon sales of its common stock, debt instruments and loans from its directors to finance research and development, marketing and operations. As of December 31, the Company had incurred significant losses totalling $44,693,115 as at December 31, 2004 and had a working capital deficit of $14,210,188. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time. The average monthly operating expenses in 2004, excluding a charge for impairment of goodwill of $3,750,000, were $537,939 before the benefit of a gross margin from sales. Net of gross margin, this burn rate averaged $522,260 per month. Accordingly, additional financing will be required to market the Company's product and working capital to gear up production of its product and complete installation commitments on sales contracts executed. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and sales and commercialization of new programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and/or seek protection under applicable bankruptcy laws.

The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern. To the extent that the Company is unable to successfully restructure its debt obligations and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Filed herewith are the following financial statements:

                              GPS INDUSTRIES, INC.
                              FINANCIAL STATEMENTS

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

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                 F - 2

       Statements of Operations                                      F - 3

       Statements of Stockholders' Deficit                           F - 4

       Statements of Cash Flows                                      F - 5-6

       Notes to Financial Statements                            F - 7 to F - 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GPS Industries Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GPS Industries Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GPS Industries Inc. at December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 2. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                        /s/Sherb & Co., LLP
                                           ----------------
                                           Sherb & Co., LLP
                                           Certified Public Accountants



March 26, 2005
New York, New York

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                December 31, 2004


Assets

Current

     Cash                                                          $    173,092
     Accounts receivable                                                239,698
     Inventory                                                         1,393,198
     Prepaid expenses and other current assets                          170,533
                                                                   -------------
                                             Total Current Assets     1,976,521

Property and equipment, net                                             114,625

Patents                                                               1,759,067

Deferred implementation costs                                             5,297
                                                                   -------------
                                                                   $  3,855,510
                                                                   =============

Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                             $  2,309,408
     Bank loan                                                           25,121
     Deferred Revenue                                                   118,848
     Short term loans                                                 1,663,332
     Accounts payable and accrued liabilities                         2,303,063
     Liability associated with Optimal Golf acquisition               2,980,000
     Convertible loans                                                  240,000
     Promissory notes - related parties                                 603,415
                                                                   -------------
                                                                     10,243,187

     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,274,757
     Accounts payable and accrued liabilities                         1,861,298
     Long-term loan investor                                          2,520,000
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                   -------------
                                                                      5,943,522

                                                                   -------------
     Total current liabilities                                       16,186,709
                                                                   -------------

Convertible debt                                                        431,892
                                                                   -------------



Stockholders' deficit

     Class A common stock, $.001 par value, 250,000,000
     authorized 205,021,853 issued and outstanding                      205,122
     5% Convertible Preferred Shares, $.001 par value,
     25,000,000 authorized 375,000 issued and outstanding;
     liquidation                                                        375,000
     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                    ( 675,789)
     Deferred Financing Costs                                         ( 350,000)
     Additional paid-in capital                                      31,653,396
     Accumulated deficit                                           ( 44,693,115)
                                                                   -------------

                                      Total Stockholder's Deficit  ( 12,763,091)
                                                                   -------------

                                                                   -------------
                                                                   $  3,855,510
                                                                   =============

          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                For the Twelve Months Ended
                                                        December 31,
                                                    2004               2003
                                               ------------     ----------------
Revenue                                        $ 2,184,299      $             -

Cost of Goods Sold                               1,643,136                    -

Installation Costs                                 353,010                    -
                                               ------------     ----------------
Gross Profit                                       188,153                    -
                                               ------------     ----------------


Operating Expenses

      General and Administrative Expenses        3,201,946            2,928,656
      Depreciation and amortization                125,507               72,170
      Sales and marketing                        1,687,137              171,671
      Engineering and Research and
      Development                                1,440,681            1,205,082
      Impairment of Goodwill                     3,750,000                    -
                                               ------------     ----------------
                                                10,205,271            4,377,579

Loss Before Other Income (Expense)             (10,017,118)         ( 4,377,579)
                                               ------------     ----------------

Other Income (Expense)

      Finance costs                              ( 224,579)           ( 677,931)
      Interest expense                           ( 572,845)           ( 279,378)
      Loss on foreign exchange                   ( 219,436)            ( 37,454)
      Gain on extinguishment of debt             2,074,293            1,461,367
                                               ------------     ----------------
                                                 1,057,433              466,604

Net Loss Before Deemed Preferred Stock
Dividend                                        (8,959,685)          (3,910,975)

      Deemed Preferred Stock Dividend            ( 189,208)                   -
                                               ------------     ----------------

Net Loss Applicable to Common Stockholders     $(9,148,893)     $   ( 3,910,975)


Loss per common share - basic and diluted      $    ( 0.05)     $        ( 0.04)
                                               ------------     ----------------


Weighted average number of common
 shares outstanding - basic and diluted        167,950,231           96,982,573



          See accompanying notes to consolidated financial statements

                                            GPS INDUSTRIES INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                          Class A Common Stock  Class B Common Stock    Additional  Preferred    Other
                                            Number                Number                  Paid-In     Shares   Comprehensive
                                          of Shares     Amount   of Shares    Amount      Capital               Income
-----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2003                   77,372,467  $ 77,372   100,000    $ 100      $ 19,220,976             $   722,295

Common stock issued for
 compensation expense                     14,272,030    14,272                            1,734,819
Common stock issued for
 deferred compensation                     9,010,520     9,011                              892,041
Common stock issued for
 related party debt                        2,831,631     2,832                              225,137
Common stock issued for services             500,000       500                              140,047
Common stock issued on conversion
 of debt                                  38,776,206    38,776                            2,240,439
Common stock issued for cash               1,410,000     1,410                              139,590
Common stock issued for accounts payable     513,650       514                               30,597
Common stock issued for interest           3,105,144     3,105                              149,938
Common stock issued for finance costs      3,000,000     3,000                              327,000
Warrants issued for bank letter of
 credit                                                                                      39,000

Cancellation of Class B Stock                              100  (100,000)   (100)

Comprehensive Loss
Net income
Deferred compensation expense
Subscriptions receivable

Total Comprehensive Loss
                                         -----------  --------  ------     --------    -------------    ---------  ---------
Balance December 31, 2003                150,791,649   150,892      -          -          25,139,584                722,295

Common stock issued for
 compensation expense                      9,694,903     9,695                             1,147,345
Common stock issued for settlement
 of debt                                  21,084,981    21,085                             2,042,565
Common stock issued for purchase
 of patents                                3,500,000     3,500                               276,500
Common stock issued for services             400,000       400                                31,600
Common stock issued on conversion
 of debt                                   2,707,275     2,707                               240,948
Common stock issued for cash               2,857,143     2,857                               197,143
Common stock issued for investment
in subsidiary                              9,000,000     9,000                             1,161,000
Common stock issued for interest             307,331       307                                19,406
Common stock issued for finance costs      4,678,571     4,679                               609,607
Warrants issued for debt financing                                                           598,490

Preferred Shares issued for cash                                                                         375,000

Comprehensive Loss

Net loss
Deferred compensation expense
Subscriptions receivable
Deferred financing costs
Deemed dividend on preferred shares                                                          189,208

Total Comprehensive Loss
                                         -----------  --------  ------     --------    -------------    ---------  ---------
Balance December 31, 2004                205,021,853  $205,122      -       $  -       $  31,653,396    $ 375,000  $722,295
                                         ===========  ========  ======     ========    =============    =========  =========


                                          Deferred             Deferred                                   Total
                                          Compensation        Financing   Subscription   Accumulated    Stockholders'
                                          Expense               Costs       Receivable     Deficit       Deficit
-------------------------------------------------------------------------------------------------------------------
Balance January 1, 2003                                                                 $ (31,633,248) $ (11,612,504)

Common stock issued for
 compensation expense                                                                                      1,749,091
Common stock issued for
 deferred compensation                                                                                       901,052
Common stock issued for
 related party debt                                                                                          227,969
Common stock issued for services                                                                             140,547
Common stock issued on conversion
 of debt                                                                                                   2,279,215
Common stock issued for cash                                                                                 141,000
Common stock issued for accounts
 payable                                                                                                      31,111
Common stock issued for interest                                                                             153,043
Common stock issued for finance costs                                                                        330,000
Warrants issued for bank letter of credit                                                                     39,000

Cancellation of Class B Stock

Comprehensive Loss
Net income                                                                                 (3,910,975)    (3,910,975)
Deferred compensation expense            (901,050)                                                          (901,050)
Subscriptions receivable                                                   (5,888)                            (5,888)
                                                                                                         -------------
Total Comprehensive Loss                                                                                  (4,817,913)


                                       ---------      ---------  --------  -------      --------------  -------------
Balance December 31, 2003               (901,050)              -           (5,888)        (35,544,223)   (10,438,389)


Common stock issued for compensation
 expense                                                                                                   1,157,040
Common stock issued for settlement of
 debt                                                                                                      2,063,650
Common stock issued for purchase of
 patents                                                                                                     280,000
Common stock issued for services                                                                              32,000
Common stock issued on conversion
 of debt                                                                                                     243,655
Common stock issued for cash                                                                                 200,000
Common stock issued for investment
in subsidiary                                                                                              1,170,000
Common stock issued for interest                                                                              19,713
Common stock issued for finance costs                                                                        614,286
Warrants issued for debt financing                                                                           598,490

Preferred Shares issued for cash                                                                             375,000

Comprehensive Loss

Net loss                                                                                  (9,148,893)     (9,148,893)
Deferred compensation expense           225,261                                                              225,261
Subscriptions receivable                                                    5,888                              5,888
Deferred financing costs                              (350,000)                                             (350,000)
Deemed dividend on preferred shares                                                                          189,208
                                                                                                        -------------
Total Comprehensive Loss                                                                                  (9,078,536)
                                       ---------      ---------  --------  -------     --------------   -------------
Balance December 31, 2004              (675,789)      (350,000)      -     $    -      $ (44,693,116)   $(12,763,091)
                                       =========      =========  ========  =======     ==============   =============

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                      2004                     2003
                                                                              ----------------------------------------------
Cash Flow From Operating Activities
     Net loss from operations                                                  $ ( 8,959,685)             $ ( 3,910,975)

     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                                125,507                     72,170
        Amortization of deferred compensation                                        225,261                    168,948
        Impairment of Goodwill                                                     3,750,000                          -
        Inventory impairment                                                            -                       190,000
        Gain on extinguishment of debt                                            (2,074,293)               ( 1,199,350)
        Expenses paid by issuance of stock                                         1,383,530                  2,156,607
        Interest converted to stock                                                   73,713                    153,043
        Finance charges converted to stock                                           134,286                    330,000
        Amortization of finance costs                                                 26,000                          -
     Changes in operating assets and liabilities:
        Inventories                                                                 (856,575)                 ( 406,567)
        Accounts Receivable                                                         (239,698)                         -
        Prepaid expenses and deposits                                                (97,719)                  ( 11,032)
        Deferred implementation costs                                                100,688                  ( 105,985)
        Accounts payable and accrued liabilities                                    (317,612)                   428,310
        Discontinued Accounts payable and accrued liabilities                      1,139,586                          -
        Other liabilities                                                            118,848                          -
                                                                                   --------                         -
Net Cash Used In Operating Activities                                            ( 5,468,163)               ( 2,134,831)
                                                                                 ------------               ------------
Cash Flow From Investing Activities
        Purchase of property and equipment                                         ( 121,892)                  ( 70,400)
        Purchase of patents                                                         ( 23,500)                         -
        Investment in Optimal Golf                                                ( 1,100,000)                        -
                                                                                  ------------                        -
Net Cash Flow Used In Investing Activities                                        ( 1,245,392)                  ( 70,400)
                                                                                  ------------                  ---------
Cash Flow From Financing Activities
        Common stock issued for cash                                                  205,888                    141,000
        Convertible preferred stock issued for cash                                   375,000                          -
        Proceeds from loans and bank indebtedness                                   5,469,380                     30,443
        Repayments of bank loan                                                       (16,591)                  ( 27,382)
        Borrowings under bank indebtedness                                            812,546                  1,470,862
        Repayments of loans from related parties                                      (19,621)                  ( 60,723)
        Borrowing on convertible loans                                                 56,678                    625,000
                                                                                     -------                   -------
Net Cash Flow From Financing Activities                                             6,883,280                  2,179,200
                                                                                    ----------                 ---------

Effect Of Exchange Rate On Cash                                                          -                     ( 37,454)
                                                                                   ---------                   ---------
Net Increase (Decrease) In Cash                                                     169,725                   ( 63,485)
Cash, Beginning Of Period                                                             3,367                     66,852
                                                                                    ------                    ------

Cash, End Of Period                                                               $ 173,092                    $ 3,367
                                                                                  ============              =============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                         $ -                        $ -
                                                                                  ============              =============
     Cash paid for taxes                                                           $ -                        $ -
                                                                                  ============              =============

Non-Cash Investing And Financing Activities
     Common stock issued on conversion of convertible notes                          243,655                  2,279,215
     Common stock issued to settle debt                                            2,063,650                    227,969
     Common stock issued for compensation                                          1,157,040                    140,547
     Common stock issued for deferred compensation expenses                              -                      901,052
     Common stock issued for interest                                                 19,713                          -
     Common stock issued for financing expenses                                      614,286                          -
     Common stock issued for patent purchases                                        280,000                          -
     Common stock issued for investment in subsidiary                              1,170,000                          -
     Common stock issued for expenses                                                 32,000                          -
     Warrants issued in consideration of debt financing                              404,000                          -
     Warrants issued for services                                                   194,490                           -
     Warrants issued for interest                                                    54,000                           -
     Common stock issued in settlement of accounts payable                              -                        31,111



          See notes to accompanying financial consolidated statements

                      GPS industries Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the years ended December 31, 2004 and 2003

1. NATURE OF OPERATIONS

GPS Industries Inc., (the "Company" or "GPSI") a Nevada corporation, is involved in the development of golf course management technology. The Company has developed hand-held and cart mounted Global Positioning System ("GPS") units. At December 31, 2004, the Company had substantially all of its assets and operations in Canada.

Infotech Golf Technology 2000 Inc,

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

All remaining unresolved liabilities of IGT are reflected as liabilities related to discontinued operations. All resolution of liabilities related to IGT are reflected as either a gain (loss) on extinguishment of debt - discontinued operations.

ProShot Golf, Inc.

The Company acquired ProShot Golf Inc., ("ProShot") on January 12, 2001. ProShot is a California based Company that manufactures, markets, leases and installs an integrated GPS system that provides golfers with yardage readings and potential shot options from any location on a golf course. The ProShot GPS system is installed directly on golf carts.

On September 21, 2001, the Company received notices of defaults from a group of Inforetech shareholders (the "Guarantors") in regard to a finance agreement dated April 24, 2001. The Company, being unable to cure those defaults, along with one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of, ProShot's assets by its bank, so that the Bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.

During the fourth quarter of 2001, the Company discontinued all operations of ProShot, accordingly all revenues, expenses and liabilities associated with ProShot in 2001 has been classified as discontinued operations.

On May 31, 2002 ProShot filed a petition for relief under Chapter 7 of the federal bankruptcy laws of the United States Bankruptcy Court.

All remaining unresolved liabilities of ProShot are reflected as liabilities related to discontinued operations. All resolution of liabilities related to IGT are reflected as either a gain (loss) on extinguishment of debt - discontinued operations.

2.  ACQUISITIONS

On November 19, 2004 the Company entered into a Stock Purchase Agreement with the shareholders of Optimal Golf Solutions, Inc. ("Optimal") to acquire 100% of the common shares of Optimal (the "Share Acquisition") for $5,250,000. The Company gave $2,270,000 of cash and stock pursuant to the terms of the agreement as shown below. The remaining amount due from the Company in the amount of $2,980,000 was recorded as a liability on the Company's balance sheet.

         (i) Upon signing the purchase agreement the Company was required to pay $100,000 and an additional $1,000,000 at closing.

         (ii) The balance of $4,150,000 is to be paid in two tranches of shares of common stock of the Company. Shares issued under these tranches, can be liquidated by the shareholders of Optimal over 360 trading days (after the effectiveness of a registration statement referred to below) in accordance with the terms of a Leakage Agreement; and an additional cash payment, if required, depending on what amount Optimal receives from the shares it sells into the market.

                  The first stock tranche (payment) is for 9,000,000 shares. These shares were trading at $.13 on the date of the agreement was signed and valued at $1,170,000, accordingly. Under the terms of the agreement the shares can be sold in accordance with the Leakage Agreement over 180 trading days. Any funds received from the sale of those shares in excess of $3,250,000 (i.e. $1,000,000 over the $2,250,000 target price for the first share payment) will be deducted from the amount to be paid with the second stock payment, targeted for the remaining amount due of $1,900,000 (plus interest). The stock price has not reached the target price of $.25 at any point from the date of the acquisition and is trading at $.10 on at April 8, 2005, therefore the Company will have to issue additional shares to cover the difference between the market price and $.25 target price or cash. The second stock tranche (payment) will be issued at a 15% discount to market price at the time of issuance and can be sold into the market by Optimal over a further 180 trading days. The Company has the right to pay out any remaining balance plus interest owing at any time.

                  The Company will use its best efforts to file a Registration Statement as required under the Stock Purchase Agreement to make the stock payments required to the shareholders under this Agreement. If the Registration Statement has not become effective by June 30, 2005, GPSI must pay cash of $2,250,000 plus interest over eight monthly instalments of $250,000 each starting June 1, 2005. In that case, the first stock payment of shares would be returned to the Company. If the Registration Statement has not become effective by September 30, 2005, then the Company must also pay cash to the shareholders (in lieu of a second stock payment) of $1,900,000 plus interest in eight monthly payments of $237,500 commencing on October 1, 2005.

                  Upon receipt of the first $727,000 of net proceeds from the sale of shares issued to the shareholders for the second stock payment, this amount will be forwarded to the Company's attorney to be held in escrow for a period of 18 months from closing to partially secure the shareholders indemnification obligations to the Company under the Agreement

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                           Aggregated purchase price          $   5,250,000
                                                                ===========
                           Patents acquired                   $   1,500,000
                           Goodwill                           $   3,750,000
                                                                -----------
                           Net  assets acquired               $   5,250,000
                                                                 ==========

         These patents acquired have a remaining useful life of seven years and expire on November 11, 2011. The value attributed to these patents is based on discounted future earnings that the Company expects to receive from existing license agreement royalties with various customers over the life of the patents.

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized but subject to periodic impairment tests. Acquired patents are considered to have a finite life pursuant to SFAS 142 to be amortized over the period the asset is expected to contribute to the future cash flows. Due to a review of impairment of acquired goodwill of Optimal, management decided to record a 100% write down of the acquired goodwill as of December 31, 2004. Management believes this more accurately reflects the current goodwill valuation. The impairment loss (allocated to goodwill) recorded for the year ended December 31, 2004 was $3,750,000.

         The table below summarizes the pro forma information of the results of operations as though the business combination had been completed as of January 1, 2003:


                                              Twelve Months Ended
                                                  December 31,
                                             2004              2003
                                         ------------      -----------
                                         (unaudited)        (unaudited)

                     Sales                $2,601,397       $  441,898
                     Cost of Goods         1,996,146             -
                                           ---------        ---------
                     Gross Profit            605,251          441,898
                     Operating Expenses    6,897,878        5,045,430
                                           ---------        ---------
                     Operating Loss       (6,292,627)      (4,603,532)
                     Other Income/(Expense)  700,210       (3,225,411)
                                           ---------        ---------
                     Net Loss            $(5,592,417)     $(7,828,943)
                                           =========        ==========

                     Net Loss per Share  $     (0.03)     $     (0.08)
                                           =========        ==========


2. GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at December 31, 2004. The successful commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent registered public accounting firm, in their report on the consolidated financial statements as of and for the year ended December 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Revenue recognition

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The costs of installing the equipment on the customer's site, such as labor and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

Impairment of Long-Lived Assets

The Company's long-lived assets consist of property and equipment. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at December 31, 2004. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

Consolidation

The consolidated financial statements include the operations of GPS Industries Inc. (formerly Inforetech Wireless Technology, Inc.) and its wholly-owned subsidiaries (the "Company"), including Optimal Golf Solutions, Inc. which it acquired on November 19, 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share

Basic loss per share is based on net loss divided by the weighted average common shares outstanding or deemed to be outstanding during the period. Diluted loss per share assumes exercise of in-the-money stock options and warrants outstanding into common stock at the beginning of the year or date of issuance, unless they are anti-dilutive. A total of 18,829,806 potential shares were excluded from the fully diluted calculation as they are ant-dilutive.

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

Reclassification

Certain amounts have been reclassified in 2003 to conform to the presentation in 2004.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. As of December 31, 2004 the allowance for doubtful accounts was $0.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:



Office equipment and furnishings           3-5 years
Computer Software                            3 years
Leasehold improvements                     Lease term
Tooling                                      3 years
Patents                                   Patent life

The Company leases certain of its office equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term.

Depreciation expense for the years ended December 31, 2004 and 2003 was $98,721 and $72,170 respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consist of raw material parts, work in process and finished products ready to ship to customers.

Shipping and handling costs

The Company accounts for shipping and handling costs as a component of "Cost of Sales".

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

Pro forma information regarding net income (loss) and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. No stock options were issued in the year ended December 31, 2004. The fair value for options issued in the year ended December 31, 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 150%, and the expected lives of the options were estimated at approximately 4 years. The weighted average fair value of stock options granted for the years ended December 31, 2004 and 2003 was $Nil and $122,976, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:



                                         2004                 2003
                                        ------               ------
Net loss as reported               $ (9,180,403)       $ ( 3,910,975)
Pro forma compensation expense            -                 (122,976)
                                   ------------         --------------
Pro forma net loss                 $ (9,180,403)       $ ( 4,033,951)
                                   ============         ==============

Net loss per share:
Basic and diluted, as reported         $ (0.05)             $ (0.04)
Basic and diluted, pro forma           $ (0.05)             $ (0.04)

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

Warranty Obligations

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company's prior claims history. This history is limited with regard to the Company as the current year end of December 2004, is the year the Company commenced sale and distribution of their GPS product. The Company does not believe that it is exposed to any significant risk in its cash investment.

Recent Accounting Pronouncements

- In November 2004, the Financial Accounting Standards Board issued (`the FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No.151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the provisions of SFAS No. 151 and does not expect the adoption will have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective beginning the Company's first quarter of fiscal 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The adoption of SFAS 123R will not effect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future.

- In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company's consolidated financial position, liquidity, or results of operations.

5. PROPERTY AND EQUIPMENT

At December 31, 2004 property and equipment consisted of the following:


Office equipment                                $            302,536
Computer software                                             77,708
Leasehold improvements                                       105,628
Tooling                                                       28,297
                                                              ------
                                                             514,169
Less:  accumulated depreciation                             (399,544)
                                                           ---------
                                                $            114,625
                                                           =========

6. PATENTS

         In June 2004, in addition to patents acquired with the Optimal purchase, the Company acquired the patent for installation of GPS golf systems in eleven European countries as well as Japan and Australia, referred to as the "Pinranger" patent. The purchase price for these patents was $20,000 in cash and the issuance of 3,500,000 shares of common stock valued at $0.08 per share or $280,000, for a total cost of $300,000. These patents are being amortized over approximately 8.5 years, the expected future life of these patents. In addition to the above acquisition costs, the Company capitalized related legal and acquisition fees of $3,500.

         In addition to the above Pinranger patents, the Company has possession of all of Optimal's patents, since the acquisition of Optimal in November 2004

The following is a reconciliation of all patents owned as of December 31, 2004:

               Patents                               $  1,803,500
               Less: accumulated depreciation             (44,433)
                                                       -----------
                                                     $  1,759,067
                                                        =========

Future amortization of patents is expected to be as follows:

               Year Ended December 31,
                       2005                              $  249,992
                       2006                                 249,992
                       2007                                 249,992
                       2008                                 249,992
                       2009                                 249,992
                       Thereafter                           509,109
                                                          ----------
                                                         $1,759,067
                                                          ==========
6. CAPITAL LEASES

The Company's subsidiary IGT leased certain equipment under capital lease agreements that expire at various dates through January 2006. During 2002 IGT defaulted on those leases and surrendered the equipment to the leasing Company. The leasing Company took action in the Supreme Court of British Columbia for the balances outstanding on the leases. No liability is expected to accrue to the Company as a result of these actions, but the balance of the leases have been shown as a current liability at December 31, 2004.


7. DEBT

The Company and its subsidiaries have significant debt liabilities. The following table is a summary of debt at December 31, 2004.


Bank Indebtedness  (a)                             $      2,309,408
Bank Loan (h)                                                25,121
Short term loans  (b)                                     1,663,332

Long term loan (f)                                        3,000,000
Discount on debt (f)                                      (480,000)
                                                          ---------
                                              Sub-total:  2,520,000
                                                          ---------

Convertible debt (c)                                        671,892
Note payable - related parties (g)                          603,415
Promissory notes (d)                                      1,274,757
Loan to related party  (e)                                  258,000
                                                        -----------
Total Debt                                                9,325,925
Less Current Portion                                     (8,894,033)
                                                        -----------
Total Long-Term Debt                               $      2,951,892
                                                        ===========

      (a)  (i)    Effective June 27, 2003, the Company obtained a one year bank line of credit for $1,425,000 to fund its operations. As of December 31, 2004, the Company has drawn $1,333,499 under this line of credit. The line of credit bears interest at prime plus 0.5%, which was 4.75% at December 31, 2004. This line is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase
                  1,000,000 shares of the Company's common stock, exercisable
                  $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which was charged to operations over the twelve month period beginning
                  July 2003 and ending June 2004. Accordingly, $26,000 was charged to operations as finance costs for the twelve months ended December 30, 2004. This letter of credit was renewed in June 2004, December 2004, and in March 2005 until December
                  2005. For extensions granted in 2004, the Company issued warrants to purchase 500,000 shares, with an exercise price of $0.10 per share. These warrants have been valued at $52,000, and have been accounted for as a deferred finance cost, in the accompanying shareholders' deficit. The cost is being amortized over one three months, the approximate length of the extension of the line of credit. None of the deferred costs have been amortized as of December 31, 2004. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 3.25% and a volatility factor of approximately 125%. In March 2005 a further extension of the credit line an additional 1,000,000 warrants were provided to Hansen Inc. for three years at an exercise price of $0.12 per share. Management is currently determining the valuation of these warrants for the extension of the line of credit.

           (ii) Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers HSBC Bank Canada provided the Company this new line of credit on April 29, 2004 based on the security provided. As of December 31, 2004 The Company has drawn $975,909 from this credit line. The credit line has been renewed until October 31, 2005. This line bears interest at prime plus 0.5%, which was 4.75% at December 31, 2004.

                  As consideration, for the security for this credit line, the Secured Party is to receive 1.25% of the maximum amount outstanding per month of this credit line. This consideration is payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. Additionally, the Company agreed to issue warrants to purchase 666,667 shares of the Company's common stock at US$0.15 per share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, has been renewed until October 31, 2005. These warrants have been valued at $72,000, and have been accounted for as a deferred financial cost, in the accompanying shareholders' deficit. The cost is being amortized over one year, the approximate length of the line of credit. A total of $54,000 of the deferred costs has been amortized in the year ended December 31, 2004. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.

(b) As at December 31, 2004 the Company has $1,663,332 owing on short term notes from various employees and investors. These notes are payable on demand, and bear interest at varying rates of 0% to 36% per annum. These notes are unsecured.

(c) One convertible loan was outstanding as at December 31, 2004. Amount due to The Shaar fund of $671,892.

         The Shaar Fund:

         Effective August 4, 2000, amended by agreement dated October 29, 2002 the Company entered into a securities purchase agreement with The Shaar Fund Ltd., relating to the sale of $1,000,000 in principal amount of 8% Convertible Debenture due November 2, 2007 and warrants to purchase up to 100,000 shares of Common Stock. Interest of 6% accrues on this debenture from September 12, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on September 12, 2005. The amending agreement also added interest accrued as at the amendment date of $166,000 to principal.

         As at December 31, 2004 the principal amount outstanding is $726,000 which is offset by unamortized debt discount of $42,624 and unamortized finance costs of $11,484, giving a net balance of $671,892. The principal is being repaid at $20,000 plus accrued interest per month.

         At the time of issuance the proceeds raised of $1,000,000 have been allocated to the debt ($634,649) and the warrants ($365,351) based on their relative fair values at the date the loan was received. The fair value of the warrant is considered to be a discount on the convertible debenture, with a corresponding credit to additional paid in capital. The debt discount is being amortized, on an effective basis, over the five-year term of the debenture. During 2004 and 2003, $54,142 and $73,068, respectively, of the discount was amortized and included in financing costs, leaving an unamortized debt discount of $42,624. In addition to the debt discount, the Company allocated a deferred financing cost asset. During 2004 and 2003, $2,536 and $2,535, respectively were amortized pertaining to this deferred finance cost, leaving an unamortized balance of $11,484 as of December 31, 2004.

         The debenture is convertible (plus related interest expense) into Common Stock at the lesser of (i) $.32 or (ii) 75% of the average of the three lowest closing bid prices of the Company's common shares for the ten days immediately preceding the conversion date. These terms give the holder an in the money conversion rate, the benefit of which is limited to the proceeds allocated to the debt. Accordingly, a beneficial conversion feature of $634,649 has been recognized as a further discount on the convertible debenture liability with a corresponding credit to additional paid in capital.

 (d) This is a promissory note for $1,274,757, which was entered into by the Company's discontinued, ProShot subsidiary in January 2001. The note matured in January 2004, with accrued interest at 6% per annum, accruing form October 1998. The Company has not accrued any interest on this note since December 2001.

(e) The Company has a promissory note dated December 11, 1998 in the amount of $258,000 due to a party related to ProShot. As these are part of discontinued operations, the Company has not accrued ant interest related to these notes in the years ended December 31, 2004 and 2003, respectively.

(f) On December 3, 2004 GPS Industries, Inc. ("GPSI") entered into a Credit Agreement with Great White Shark Enterprises, Inc. ("GWSE") for GWSE to provide Term Loan of $3,000,000 to GPSI. These funds were received by GPSI as follows: $1,000,000 on November 22, 2004 and the balance of $2,000,000 on December 3, 2004. Collateral for the loan was a first recorded priority security interest in (i) all of the shares of the capital stock of Optimal Golf Solutions, Inc. ("Optimal") acquired by GPSI pursuant to a Stock Purchase Agreement dated November 19, 2004 between GPSI and the former shareholders of Optimal, (ii) a second security interest in the Optimal Patents behind the former Optimal shareholders, in the event that GPSI does not fulfill their purchase agreement of the Optimal and (iii) all rights of GPSI to the Pinranger Patents acquired by GPSI pursuant to an Agreement dated July 2, 2004 between GPSI and Pinranger (Australia) Pty. Ltd. and PagiSat, LLC. The Pinranger Patents are registered in 13 countries in Europe, Japan, and Australia.

         The Term Loan may be repaid at any time prior to maturity without premium or penalty, except that the total minimum interest to be paid must be $300,000 irrespective of when the loan is repaid. During the term of the loan, GPSI must pay interest of 10% per annum on a monthly basis in cash or shares. If GWSE chooses to receive shares, the interest rate will be adjusted to 15% for the period selected and the shares will be priced at a 15% discount to market, using the average daily close for the three trading days prior to the end of the monthly period for which interest is due. The maturity date on this loan is November 15, 2011, and accordingly the entire loan is classified as long-term.

         Repayment of the principal and interest due under the Credit Agreement has been provided for by GPSI giving to GWSE (commencing December 4, 2004) all License Payments GPSI receives under all license agreements between Optimal as licensor and its licensees. Once the Term Loan and accrued interest is paid in full, for a period of two years from the repayment date, GWSE will receive 20% of the License Payments and thereafter 40% of the License Payments for the remaining life of the Patents. Any Licensee Fees received in connection with enforcement of the Optimal Patents will also be paid to GWSE in accordance with the above-mentioned formula, except that GPSI must pay all legal costs to enforce the Optimal Patents. Any Licensee Fees received from infringement payments relating to the Pinranger Patents will be shared on a 50/50 basis (net of legal costs) until the Term Loan and accrued interest are fully repaid, after which GPSI will have no further obligation to GWSE regarding the Pinranger Patents for any revenue they generate, and GWSE will assign its interest in the Pinranger Patents back to GPSI.

         To the extent that, during any calendar year commencing January 1, 2005, the total annual License Payments received by GWSE do not total $500,000, then the shortfall must be paid to GWSE in equal monthly payments over the next calendar year, above any beyond the following year's Minimum License Payment. The maturity date of the Term Loan is November 15, 2011, the termination of the life of one of the key Optimal Patents.

         In addition to the above-mentioned interest and security provided for the Term Loan, GWSE will also receive an equity bonus of 3,000,000 restricted Common Shares of GPSI and a three year Warrant to purchase 2,000,000 Common Shares of GPSI at an exercise price of $.15. These warrants are exercisable immediately.

         The Company has recorded a debt discount of $480,000 with regards to the issuance of 3,000,000 shares of common stock. This discount will be amortized over the life of the loan, or until such time as the principal is paid off. As of December 31, 2004, none of the discount has been amortized.

         With regards to the warrants attached to the note, the Company has recorded a deferred financial cost of $280,000, in the accompanying shareholders' deficit. The cost is being amortized over the life of the loan, or until such time as the principal is paid off. As of December 31, 2004, none of the costs associated with this deferred cost has been amortized. These warrants were valued base upon a Black-Scholes calculation, assuming a three year life, a risk free rate of return of approximately 2.25% and a volatility of approximately 125%.

(g) Promissory notes payable to the president of the Company are unsecured, repayable on demand and bear interest at 8% per annum. As of December 31, 2004 the balance of the note is $603,415. Interest of $79,685 has been accrued on this note through December 31, 2004.

(h) The Company has a loan from a commercial bank for $27,668. As part of a settlement agreement the bank agreed that no further interest will accrue on this loan.

All of the above notes are classified as short term, payable within one year, except for the convertible loan outstanding due to the Shaar Fund. (Debt (c)) and the loan from Great White Shark Enterprises, Inc. (Debt (f))

Principal repayable on Long term debt is:

         2005              $    240,000
         2006              $    240,000
         2007              $    191,892
         Thereafter        $  2,520,000
                           ---------------
         Total             $  2,951,892
                           ===============

8. GAIN ON EXTINGUISHMENT OF DEBT

- In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1% which was collateralized by certain securities. The lender cannot be located at the date of this report, and the Company believes this collateral has been realized. As a result, the Company has written off this loan liability in the year ended December 31, 2004. This write off amounted to $1,185,000, an has been recorded in the Consolidated Statement of Operations as a gain on extinguishment of debt.

- On May 10, 2004 the Company agreed to issue 6,336,883 shares of common stock to Proshot Investors LLC and various other parties valued at market value of $570,320 in settlement of debt guarantee liabilities of $1,118,000, for a gain on extinguishment of debt of $547,680. Of the shares issued in settlement, 1,873,651 are held in escrow and may be used to satisfy a further recorded liability of the Company no later than January, 2010. These shares were all issued in July, 2004. The remaining liability represents a promissory note for $1,274,757 for fees owed to Proshot's attorneys.

- During the year ended December 31, 2004 the Company wrote off trade debts arising from discontinued operations amounting to $332,537. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

- The Company also settled various other trade debts and loans payable in the year by issue of common stock. These transactions resulted in a net gain on extinguishment of debt amounting to $9,076.


9. STOCKHOLDERS' DEFICIT

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

A definitive proxy statement was filed with the SEC on March 21, 2005 to increase the total number of authorized shares to 550,000,000 of which 500,000,000 will be common shares and 50,000,000 will be preferred shares. The Company will hold a special meeting of shareholders on April 27, 2005 at 8:00 am at their corporate offices in Surrey, B.C. to vote on the proposed increase of authorized shares which will be used to raise additional equity capital for the Company.


Details Of Shares Issued:

         On January 7, 2003, the Company issued 250,000 shares of common stock to a former employee of the Company, valued at market value of $10,000 as part of a severance package, which was charged to operations. This employee is the son of the Company's Chief Executive Officer.

         On January 29, 2003 the Company issued 1,903,363 shares to Augustine Funds LP for principal and accrued interest of $45,000 and $8,770 respectively with respect to a $1,000,000 8% convertible debenture due August, 2005

         On February 1, 2003 and March 14, 2003, the Company issued 500,000 shares of common stock valued at $35,000 to a consultant for services rendered.

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

         On October 16, 2003 the Company issued 313,650 shares of common stock valued at $ 12,546 to a former employee in settlement of a claim.

         On December 1, 2003 the Company issued 200,000 shares of common stock valued at $31,111 in partial settlement of accounts payable of $65,000.

         On December 2, 2003 the Company issued 250,000 shares of common stock valued at $25,000 to La Jolla for principal of $25,000 for a partial payment on an $85,000 promissory note obligation to La Jolla Investments.

         On December 2, 2003 the Company issued 5,703,071 shares of common stock valued at $399,215 in full payment of a convertible loan.

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

         On December 2, 2003 the Company issued 7,161,285 shares of common stock for conversion of $500,000 of debt owed to Whag.

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

         On December 31, 2003 the Company issued 3,000,000 shares of common stock valued at $300,000 to Vindemiolla. $200,000 of this amount related to the cancellation of a royalty program and the remaining $100,000 related to the release of patent rights held as security.

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

         On March 2, 2004 the Company issued 100,000 shares of common stock valued at market value of $13,000 as a signing bonus to an employee.

         On March 2, 2004 the Company issued 518,333 shares of common stock valued at market value of $67,383 to various consultants for services rendered.

         On March 2, 2004 the Company issued 250,000 shares of common stock to Atechs corporation valued at market value of $31,250 in settlement of debt, related to a discontinued operation.

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

         On June 29, 2004, the Company issued 3,500,000 shares of common stock to several parties valued at market value of $280,000 as payment for the acquisition of the Pinranger patents.

         On July 6, 2004 the Company issued 1,750,000 shares of common stock to Mr. Ross McKenzie valued at market value of $157,500 in full settlement of a promissory note outstanding.

         On July 12, 2004, the Company issued 350,000 shares of common stock valued at market value of $28,000 for services rendered

         On July 26, 2004 the Company issued 2,991,088 shares of common stock valued at $269,198 to the Shaar fund. Fund Ltd. for principal and accrued interest of $160,000 and $25,543 respectively, with respect to a portion of the $1,000,000 8% convertible debenture due November 2, 2007. The difference of $83,655 was charged to a loss on extinguishment of debt.

         On July 22, 2004 the Company issued 473,222 shares of common stock to the MWW Group valued at market value of $42,590 in partial settlement of a debt outstanding for $73,2614, the difference of $30,671 has been recorded as a corresponding gain on extinguishment of debt.

         On August 30, 2004 the Company issued 500,000 shares of common stock valued at $40,000 to Augustine Funds, L.P. for debt with respect to a $1,000,000 8% convertible debenture due August 4, 2005, that was previously settled in 2003. This settlement in 2004 was an additional amount of settlement claimed by the debenture holders.

         On August 30, 2004, the Company issued 400,000 shares of common stock valued at market value of $32,000 for services rendered.

         On August 30, 2004 the Company issued 1,450,000 shares of common stock valued at market value of $116,000 as signing bonuses.

         On August 30, 2004 the Company issued 2,857,143 shares of common stock for cash purchase of $200,000. In connection with this investment, a total of 714,285 warrants at an exercise price of $0.10 per share were attached. These warrants have a three year life from the date of issuance.

         On August 30, 2004, the Company issued 1,428,571 shares of common stock valued at market value of $112,857 for financing services rendered.

         On November 3, 2004 the Company issued 500,000 shares of common stock valued at $50,000 for services rendered.

         On November 3, 2004 the Company issued 8,000,000 shares of common stock valued at market value of $800,000 as part payment for the acquisition of Optimal.

         On November 24, 2004, the Company issued 10,000,000 shares of common stock valued at market value of $1,000,000 in full settlement of an outstanding debt.

         On December 2, 2004, the Company issued 1,500,000 shares of common stock valued at market value of $240,000 to various consultants for services rendered.

         On December 2, 2004 the Company issued 500,000 shares of common stock valued at market value of $80,000 as part payment for the acquisition of Optimal.

         On December 2, 2004 the Company issued 450,000 shares of common stock valued at market value of $67,500 to various consultants for services rendered.

         On December 27, 2004 the Company issued 2,446,428 shares of common stock valued at $342,500 for services rendered.

         On December 30, 2004 the Company issued 500,000 shares of common stock valued at $70,000 for services rendered

         On August 3, 2004, the Company issued 250,000 shares of Series A 5% Convertible Preferred Stock for $250,000. This stock is convertible into 3,521,126 common shares, at a conversion rate of $0.071 per share. In addition, attached to the issuance are 880,282 common stock purchase warrants. In connection with this offering the Company recognized a deemed dividend of $120,423, of which $76,056 is attributed to the beneficial conversion feature, and $44,366 is attributed to the value of the warrants which are exercisable upon issuance, with an exercise price of approximately $0.17 per share. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of 4% and a volatility factor of 125%.

         On October 27, 2004, the Company issued 125,000 shares of Series A 5% Convertible Preferred Stock for $125,000. This stock is convertible into 2,371,912 common shares, at a conversion rate of $0.0527 per share. In addition, attached to the issuance are 592,978 common stock purchase warrants. In connect ion with this offering the Company recognized a deemed dividend of $120,423, of which $45,422 is attributed to the beneficial conversion feature, and $23,363 is attributed to the value of the warrants which are exercisable upon issuance, with an exercise price of approximately $0.062 per share. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of 4% and a volatility factor of 125%.

         All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, pursuant to Section 4(2) thereof.

10. STOCK PURCHASE WARRANTS

During the year ended December 31, 2004, the Company issued the following warrants:

         During the year ended December 31, 2004, the Company issued 3,166,667 warrants associated with various debt issuances. (see Note 7)

         During the year ended December 31, 2004, the Company issued warrants to purchase 714,285 shares at $0.10 in connections with the sale of common stock (see Note 9)

         During the year ended December 31, 2004, the Company issued for services warrants to purchase 3,950,000 shares of common stock at prices ranging from $0.055 to $0.19 per. The Company has valued 1,750,000 of these warrants at $183,000, and has accounted for this as an operating expense. The valuation was based upon a Black-Scholes calculation, assuming a three year life, a risk free rate of return of ranging from approximately 2 to 4% and a volatility ranging from approximately 100% to 250%. The remaining 2,200,000 warrants, issued for services, were issued at exercise prices ranging from $0.10 to $0.19 per share, with a 120 day life. These remaining 2,200,000 warrants were valued at $11,490, and has accounted for this as an operating expense. Theses warrants were valued based upon a Black-Scholes calculation, assuming a 120 day life, a risk free rate of return of approximately 4% and a volatility of approximately 100% to 250%. These 2,200,000 warrants have expired as of December 31, 2003.

During the year ended December 31, 2003, the Company issued the following warrants:

         During the year ended December 31, 2003, the Company issued a warrant for the purchase of 1,000,000 shares at $0.10 per share. These warrants are associated with debt issuances. (see Note 7)

     A reconciliation of warrant activity is as follows:

                                                                   Number of          Weighted
                                                                    shares            average
                                                                   issuable        exercise Price
                                                                 --------------    ---------------
                   Balance at January 1, 2003                        5,735,714           $  0.055

                         Granted                                     1,000,000               0.10

                         Exercised                                           -                  -

                         Expired                                   (1,885,714)             (1.07)
                                                                 --------------    ---------------
                   Balance at December 31, 2003                      4,850,000
                                                                                            0.053

                         Granted                                     9,504,211              0.143

                         Exercised                                           -                  -

                         Expired                                   (2,200,000)            (0.152)
                                                                 --------------    ---------------
                   Balance at December 31, 2004                     12,154,211           $  2.059
                                                                 ==============    ===============

         The following table summarized warrants outstanding and exercisable as of December 31, 2004

                        Exercise Price          Number of       Weighted-average    Number of
                                                 shares           remaining
                                               underlying        contractual         shares
                                                warrants            life           exercisable
                      --------------------    --------------    --------------    --------------
                                                                 (in Years)

                         $6.20 - $6.28            3,850,000     1.29                  3,850,000

                         $0.32 - $0.15            4,996,948     2.66                  4,996,948

                        $0.124 - $0.055           3,307,263     2.23                  3,307,263
                                              --------------    --------------    --------------
                                                 12,154,211                          12,154,211
                                                                1.34


11. STOCK OPTIONS

On July 15, 2002, the Company's Board of Directors passed a resolution (i) amending the 2001 Stock Option Plan, as permitted under section 8 thereof, to increase the maximum number of Shares that may be issued or transferred pursuant to Options to 14,000,000 and (ii) adopting the 2002 Stock Compensation Plan, which provides for the issue of up to 1,250,000 shares at $0.02 per share and 1,250,000 at $0.03.

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

On November 6, 2003, the Company's Board of Directors passed a resolution amending the 2001 Stock Option Plan, as permitted under section 8 thereof, to increase the maximum number of Shares that may be issued or transferred pursuant to the Plan to 30,000,000. In the year ended December 31, 2003, the Company granted to employees under this Plan 1,260,000 common share options. Of these option granted in 2003, a total of 240,000 were cancelled in the year ended December 31, 2004 upon termination of various employees.

In April 2003, the Company adopted the 2003 Stock Option Plan. A total of 4,000,000 shares may be issued under this Plan. As of December 31, 2004 no options have been granted under this plan.

No options were issued to GPSI staff in the year ended December 31, 2004.

There were no options granted in the year ended December 31, 2004

Stock option activity under the stock option plan is as follows:


                                                            Weighted-
                               Number of  Shares            average
                                    Issuable                exercise
                                       #                     price $
---------------------------  --------------------------- --------------
Balance December 31, 2002             5,655,595              $0.045
Granted                               1,260,000              0.10
Exercised
---------------------------  ----------------------------  -----------
Balance December 31, 2003            6,915,595               0.055
Granted                                  0                     0
Exercised                                0                     0
Expired                               (240,000)              0.10
--------------------------  -----------------------------  -----------
Balance December 31, 2004            6,675,595               $0.053
                            =============================  ===========


The following table summarizes the outstanding and exercisable options as at December 31, 2004

   Exercise            Number          Weighted-average      Number
    prices           outstanding          remaining        exercisable
       $                  #            contractual life         #
---------------  ------------------  -------------------- -------------
    0.20              1,100,000             1.00            1,100,000
    0.075             4,555,595             2.69            4,555,595
    0.10              1,020,000             2.75            1,020,000
---------------  ------------------  --------------------  -----------
                      6,675,595                             6,675,595

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2006. Rent expense for the years ended December 31, 2004 and December 31, 2003 was $111,983 and $58,299 respectively. This table shows future minimum lease commitments under the leases at December 31, 2004




        2005                            79,234
        2006                             6,610

                                       -------
                                 $      85,934
                                       =======

Legal Proceedings

The Company has been threatened with potential litigation for an amount of approximately $155,000, which is included in accounts payable. The agreement is that further negotiations will take place before any action is taken on this balance.

The Company's wholly owned subsidiary, IGT is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material or accounted for on the books. Both IGT and ProShot have filed Chapter 7 petitions under the federal bankruptcy laws. The financial statements have not been adjusted to reflect the bankruptcy filings.

13. INCOME TAXES

The Company is subject to United States Federal income taxes at an approximate rate of 35% and is subject to Canadian federal and provincial combined tax rates of approximately 36%. It is eligible for a credit against its US taxes of amounts approximating its Canadian taxes.

The reconciliation of the provision (recovery) for income taxes before the extraordinary loss, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:




                                                    2004         2003
                                                 ----------  -----------
                                                  $ 000's       $ 000's
                                                 ----------  -----------
Expected (benefit) at U.S. statutory rates          (3,147)      (1,291)
Change in valuation allowance                        1,834          668
Non-deductible expenses                              1,313          623
                                                  ----------   ----------
Income tax provision (benefit)                        -           -
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

1                                                    2004
                                                 ----------
                                                   $ 000's
                                                 ----------
Net operating loss carryforwards                    9,030
Research expenditures for Canadian tax purposes     1,170
                                                 ----------
Total deferred tax assets                          10,200
                                                   10,200
                                                 ----------
Net deferred tax assets                                -
                                                 ==========

The Company has scientific research expenditures for Canadian income tax purposes in the amount of $3,655,000 that may be applied to reduce taxable income of future years for Canadian income tax purposes.

The Company has net operating losses for United States and Canadian income tax purposes of approximately $25,800,000, which will expire in the year 2024. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2004. The Board of Directors of the Company is comprised of only one class. The directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided herein are brief descriptions of the business experience of each director, executive officer, and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Executive Officers:

Robert C. Silzer, Sr. - Chairman, President, Chief Executive Officer and
                        Director

Robert Silzer has served as the Chief Executive Officer, President, Chairman and Director since GPSI was formed in 1995. Prior to founding GPS Industries, Silzer founded XGA, an online golf store and website company in 1993. He also founded Advanced Gaming Technology, Inc. in 1992, an electronic gaming company, where he served as Chief Executive Officer until 1998. From 1986 to 1992, Mr. Silzer founded and grew the private company Supercart International where he patented plastic shopping carts and took them to market. With over 30 years as an entrepreneur in the technology and other markets, Mr. Silzer has developed expertise in taking companies to market, growing start-up business, initial public offerings, raising funds, operations, marketing and international licensing.

George Dorin, Chief Financial Officer

George Dorin has served as the Chief Financial Officer since June 1, 2004 and added the role of Corporate Secretary on June 14, 2004. From November, 2003 to April, 2004 and from July, 1995 to January, 2000, Mr. Dorin served as a contract Chief Financial Officer, Corporate Secretary, VP Finance, or VP Corporate Development with 23 clients through his consulting business G.G. Dorin and Associates, where he provided financial management, corporate finance, and business planning services. These clients included technology companies and several public companies. From February, 2000 to August, 2003, Mr. Dorin was Chief Financial Officer and Corporate Secretary for NewspaperDirect, Inc., a United States technology company with global operations. From January, 1992 to January, 1995, Mr. Dorin was the Executive Director of Finance for Boston Pizza International, Inc., a restaurant franchisor with more than 100 restaurants in Canada, United States, and Asia. From 1990 to 1991, Mr. Dorin was Acting Manager of Corporate Finance for British Columbia Hydro, Treasury Division. Dorin's background also includes three years as a Manager with Price Waterhouse, a public accounting and consulting firm and three and a half years with Ernst & Whinney, now part of KPMG. He had also previously worked as an Assistant Manager with the Royal Bank of Canada, as an Investment Advisor with Pemberton Securities and as the Chief Accountant at Rogers Cable TV. Mr. Dorin is a Chartered Accountant with an MSc(Econ) degree from the London School of Economics in England and holds undergraduate degrees in both Accounting and Science from the University Of British Columbia. He also holds a diploma Fellow of the Canadian Securities Institute (FCSI).

Blake Ponuick, Vice President, Sales and Marketing

Blake Ponuick has served as Vice President of Sales and Marketing of GPSI since September, 2003. Since 2001, Ponuick has served as Director of Mergence Communications, Inc., an IP-telephony and wireless application service provider, which he founded in 2001. In 1996, Ponuick founded GSN Global Services Network, Inc., a unified communications application service provider, where he served as President, Chief Executive Officer and Director until 2001. From 1993 to 1995, Ponuick was Vice President of Marketing for International Investment Properties, a real estate development, syndication and services company. Ponuick also served on the board of several companies, including Galaxy Telecom, Techneos Systems, and Technodesign Systems.

Alex Doaga, Vice President, Operations

Alex Doaga joined the Company in 1999 and has served as Vice President of Operations since 2003. From 2001-2002, Doaga was Vice President, Engineering for Synapse Global Development, a GPS wireless asset management company. From 1996-1999, Doaga was President and Chief Executive Officer of Westgate Digital Corporation, a telecommunication voice, video and data services company. From 1991 to 1996, Doaga was President and Chief Executive Officer of the Net Group of Companies, a cable TV and data communication systems group in Romania. Doaga received his MSc. Degree in Automotive Engineering from the Bucharest Polytechnic University in Romania.

Other Key Members Of The Management Team:

Don Adamson, Vice President of Golf Development
Don Adamson has served as Vice President of Golf Development with GPSI since 2003. In 1991, Adamson founded LeaderBoard Tournament Systems, tournament and scoring system company, and served as President and Chief Executive Officer until 2003. Previously, Adamson held several positions as Director of Golf, General Manager and Head Professional at golf courses throughout British Columbia. Adamson graduated with honours from the Canadian Professional Golf Association National Education program and is was a member of the Canadian Professional Golf Association (CPGA) and sat on the board of directors of both the British Columbia Professional Golf Association and the CPGA.

Bradley Allen, Vice President, European Operations

Bradley Allen has served as Vice President, European Operations since June, 2004 and Vice President, Australia since August, 2003. Allen previously set up Australasian operations for the Company. From 2000 to 2003, Allen was a Director with Satellite Golf Systems. From 1999 to 2000, Allen founded and served as Director with Blue Sky Partners, a management consultancy firm. In 1993, Allen founded Greenside Management, a fairways sporting events company. Previously, Allen served in investigation and business analysis roles with the Australian government and taxation offices. Allen received his MBA from the Queensland University of Technology in 2000 and his BBA from the University of Canberra in 1996.

Julius Farkas, Director of Manufacturing

Julius Farkas has served as Director of Manufacturing since 1999. In 1996, Farkas founded Synapse Ventures Corporation and was Director until 1999. From 1994 to 1996, Farkas was the Director, Quality Assurance for Scientific Atlanta (Canada), Inc. From 1991 to 1994, Farkas was Manager, Operations for Weir-Jones Engineering, Ltd. Previously, Farkas served as a Manager of Operations, Customer Service and Engineering for corporations in Hungary, Canada and the United Kingdom. Farkas is trained in Electronics Engineering and Communications Electronics Technology from colleges in the United States and Canada.

Michael Martin, Corporate Controller

Michael Martin has served as the Corporate Controller of GPSI since April, 2004. Prior to joining GPSI he was VP Finance of Axton Manufacturing Ltd in Vancouver, BC from 2002 to 2003. From 1985 to 1987, from 1991 to 1993, and from 1996 to
2001 he provided contract consulting services to various companies in London,

England and in Vancouver, British Columbia. He was also CFO for Johnson Enterprises Ltd. In Langley, B.C. from 1989 to 1991, Manager of Business Investigations of Coopers & Lybrand in Langley, B.C. from 1987 to 1989 and Controller for Galactic Resources Ltd. in Vancouver from 1983 to 1985. Before moving into industry he was a Manager with Peat Marwick Mitchell in Vancouver and Jamaica from 1977 to 1982 and articled with Viney Merretts, Chartered Accountants in London, England from 1972 to 1977. Mr. Martin is a Chartered Accountant and graduated with a B.A (Hons) from University College, London University.


Board of Directors

Robert C. Silzer, Sr., Chairman & Director

See biography under Executive Officers

Bart Collins, Director

Bart Collins has served as a Director of GPSI since January 26, 2005. Collins replaced Greg Norman as director on January 26, 2005. Greg Norman joined the Board in 2003 and signed an Endorsement Agreement with GPSI through his company Great White Shark Enterprises on April 1, 2003. It was amended on January 12, 2005 requiring that Greg Norman resign from the Board of Directors of GPSI because of his limited time availability, but Mr. Norman now sits on GPSI's Advisory Board. Collins is President of Great White Shark Enterprises, a multi-national corporation founded by Greg Norman in 1993. Great White Shark Enterprises is involved in the areas of golf course design, residential development, turfgrass development, golf events, golf equipment, merchandising and licensing. Having worked in some capacity with Norman since 1987, Collins was retained on a full time basis by GWSE in 1995 as an International Vice President based in Sydney, Australia, overseeing GWSE's interests in the Asia-Pacific region. In 1997 Collins moved into his current position in Jupiter, Florida. Prior to joining GWSE, he spent 12 years with the sports conglomerate International Management Group which he joined in 1983 and became a Vice President. At the age of 31 he established and managed IMG's operation in Southeast Asia from their offices in Singapore. Greg Norman was one of IMG's clients at the time and one of the athletes that Collins represented in Australia. A native of Cleveland, Ohio, Mr. Collins graduated from Wittenberg University in 1983.

Rick Horrow, Director

Rick Horrow has been a Director of the Company since February 19, 2003 and is sports attorney and financier for a number of public and private sports partnerships, Mr. Horrow is the founder and president of South Florida-based Horrow Sports Ventures, a respected name in sports consultancy around the world, is responsible for the development, implementation and modernization of many of the 69 NFL, NBA, NHL, and Major League Baseball stadiums and arenas in North America. As President of Horrow Sports Ventures, he negotiated the strategic sale of a substantial equity position from his Company to Omnicom Group, Inc.

Rick Horrow's also been involved in the creation of the $228 million Kansas International Speedway, the approval of a $250 million single-issue public facility referendum in Oklahoma City, and he has testified before the Senate Committee on the Judiciary on behalf of sports teams, owners, and developers.

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

Douglas J. Wood, Director

Douglas Wood has been a Director of the Company since February 26, 2003. He began his career as a financial analyst, and later, senior financial analyst for Rockwell as part of the Defense Electronic Operations department, based out of Anaheim, California. He then moved on to Kennemetal, Inc., where he served as Project Manager for International Operations, Manager of Defense Products Operations, and Marketing Manager for Metallurgical Products. He went on to become co-owner and president of Carrera Corporation, a provider of custom injection moulding manufacturing services that he owned and operated for 13 years. After the successful sale of Carrera, Mr. Wood contributed to the formation and establishment of Astro Instrumentation LLC, a leading provider of cost-effective and complete manufacturing solutions for technology and high-end corporate clients, such as Bayer, makers of Bayer Aspirin. Mr. Wood was instrumental in signing an agreement with Inforetech during the winter of 2002 whereby Astro provided manufacturing and support services for GPSI.

Mr. Wood also sits on the Board of the Latrobe Foundation, the Westmoreland Trust and the Board of Trustees of Seton Hill University. Mr. Wood holds a B.A. in economics from Brown University and an M.B.A. in corporate finance and accounting from Cornell.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended , requires the Company's officers and directors, and persons who own more than ten per cent of a class of the Company's securities , to file reports of ownership and changes in ownership of common stock (Forms 3, 4, and 5) with the Securities and Exchange Commission. Three of the Company's officers are late in filing Form 3, namely George Dorin, CFO, Blake Poniuk, VP Sales & Marketing and Alex Doaga, VP Operations.

Audit Committee

The Company formed an audit committee on January 26, 2005 consisting of Doug Wood, Bart Collins and Rick Horrow. Mr. Wood was appointed Chairman of the audit Committee and the Board of Directors have determined that Mr. Wood is an "audit committee financial expert" as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act of 1934. At the present time, none of the members are deemed to be independent.

Code of Ethics

The Company has adopted a business code of ethics for directors and officers and has also developed an Insider Trading Policy which it has distributed to all Directors and Officers.


ITEM 10:   EXECUTIVE COMPENSATION

The following table sets forth aggregate amounts of compensation paid or accrued by GPSI to our Chief Executive Officer and the other three most highly compensated executive officers (the "Named Executive Officers") whose annual expected compensation exceeded $100,000 as of December 31, 2004. We have only included annualized 2004 figures in effect as at December 31, 2004 as one of the executive officers did not commence employment with the Company until June 1, 2004 and some others had their compensation revised in 2004. All amounts are in Canadian dollars as these officers live in British Columbia, Canada and are paid in Canadian dollars. Other annual compensation represents car allowance. Blake Ponuick is a paid as a contract consultant.


                                                                        Annualized Long Term
                                                                            Compensation
----------------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                       Awards       Payouts
----------------------------------------------------------------------------------------------------------------------------
Name and Principal         Year    Salary    Bonus    Other Annual   Restricted    Securities    LTIP        All Other
                                                                        Stock      Underlying    Payout
Position                                      ($)    Compensation      Awards     Options/SARs             Compensation
----------------------------------------------------------------------------------------------------------------------------
Robert C. Silzer, Sr.,      2004  $ 260,723$ 10,000         $14,400--           --                 --                --
Chairman, Chief Executive
Officer, and President
Alex Doaga, Vice
President Operations        2004  $ 140,000$  1,000                --           --                 --                --
George Dorin, Chief
Financial Officer &
Corporate Secretary         2004  $ 130,000$  1,000                --    300,000--                 --                --
Blake Ponuick, Vice
President Sales &
Marketing                   2004  $ 120,000$  1,000          $4,800--    300,000--                 --                --


Aggregated Option Exercises and Fiscal Year End Option Values

         The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of March 31, 2005 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and either the actual or estimated fair market value of the underlying security, as applicable.
None of the options were exercised during the fiscal year ended December 31,
2004

                                                          No. of Shares                 Value of
                                    Shares     Value       Underlying               Unexercised In-the
                                   Acquired   Realized  Unexercised Options at       Money Options At
                                      on        (9)       Fiscal Year-End            Fiscal Year-End
Name                              Exercise(#)        Exercisable/Unexercisabl     Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Robert C. Silzer, Sr.                                          0                                  $  0
Alex Doaga                                                  700,000/0               $96,600          0
George Dorin                                                   0                    $                0
Blake Ponuick                                                  0                    $                0
                                                               0                    $                0


Employments and Severance Agreements

Robert C. Silzer, Sr., President & CEO currently does not have an employment agreement with the Company. The current compensation agreed by the Board provides for a base salary of $260,000 per annum ($134,983 in 2003), a car allowance of $1,200 per month, an annual bonus grant, benefits, and stock options, as determined and awarded by the Board from time to time in its sole discretion. The Company paid a $10,000 bonus to Mr. Silzer in 2004 but did not grant stock options to Mr. Silzer in 2004.

The Company entered into an employment agreement with Alex Doaga, the current Vice President Operations on September 1, 2002 for a five-year term, which was renegotiated after December 31, 2003. The agreement called for an annual salary of $80,000. This agreement was subsequently renegotiated and in 2004 Dr. Doaga earned a base salary of $140,000 per year. In January, 2005 a commitment was made to Doaga to increase this base salary to $151,000 per year effective January 1, 2005, plus to provide an annual bonus of up to 25% of his base salary, and stock options. This increase has not yet been implemented. Mr. Doaga received a bonus of $1,000 in 2004.

The Company entered into a contract consulting agreement with George Dorin, our Chief Financial Officer, on May 15, 2004 for a two month term, which was converted into an employment arrangement effective June 1, 2004. His annual base salary is $130,000. On August 31, 2004 Mr. Dorin was granted 300,000 restricted common shares of the Company. He was granted a further 150,000 common shares on January 1, 2005. In early January, 2005 a commitment was made to Mr. Dorin to increase his annual compensation to $150,000 effective January 1, 2005. At that time it was also agreed that he would receive an annual bonus of up to 25% of his base salary, such bonus to be at the sole discretion of the CEO. Stock Options for 700,000 common shares have also been agreed to be issued in 2005. Mr Dorin does not currently have an employment agreement in effect with the Company and his employment may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an "at will" basis. Mr. Dorin received a bonus of $1,000 in 2004.

The Company entered into a contract consulting relationship with Blake Ponuick in September, 2003 which called for an annualized consulting fee of $80,000 which was to be invoiced twice a month. In March, 2004 this monthly fee was increased to $120,000 per annum and a car allowance was granted of $400 per month. Effective January 1, 2005, Mr. Ponuick's annualized consulting fee increased to $135,000 and a commitment was made to him to pay a commission of 1% of gross revenue earned by the Company. The Company has not put the terms of this arrangement into a formal consulting agreement. Mr. Ponuick receives employee benefits which include extended health, dental and life insurance, as if he were an employee of the Company. He also received a bonus of $1,000 in 2004. A Canada Revenue Agency payroll review could rule that Mr. Ponuick is deemed to be an employee and GPSI could be liable to pay Employment Insurance and Canada Pension Plan premiums for the deemed employer portion of those contributions to the Government Of Canada. The Company could also be subject to penalties and interest relating to these deemed employer contributions not paid by the Company.

Director Compensation

Currently the Directors who are not employees of the Company do not receive any compensation for attending Board meetings except that in 2003 each Board member had been granted 500,000 restricted common shares valued at $50,000 to sit on the Board. Mr. Horrow also receives $10,000 US per month for his consulting services to the Company, which include his finders fee to bring Mr. Norman to GPSI. Mr. Norman's company, Great White Shark Enterprises, received compensation in 2004 in accordance with the Endorsement Agreement signed with the Company in April, 2003. Mr. Norman was a Director during 2004 and resigned from the Board on January 26, 2005 at which time Bart Collins joined the Board in his place. Mr Silzer is currently compensated in his capacity as President & CEO of GPSI.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 14, 2005, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 14, 2005, there were 207,552,851 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 14, 2005, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o GPS Industries, Inc., Suite 214, 5500 152nd St., Surrey, British Columbia V3S 5J9. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

                                                    Shares of      Percentage
                                                  Common Stock      of Total
                                                  Beneficially       Common
Name and Address of Beneficial Owner                 Owned           Stock (1)
--------------------------------------            -------------   -------------
5% Beneficial Owners
Greg Norman (1)                                    13,350,000        6.43%(1)

Directors and Officers
----------------------
Robert C. Silzer, Sr.                               6,371,306        3.07%
Alex Doaga                                          1,260,000         .61%
George Dorin                                          450,000         .22%
Blake Ponuick                                               0           0%
Doug Wood                                           7,896,771        3.80%
Bart Collins                                          150,000         .07%
Rick Horrow                                         1,250,000         .60%

Total Directors and Officers
 as a Group (7 persons)                            17,378,077        8.37%

--------------------------------------------------------------------------------
(1) 10,000,000 shares are held in the name of Greg Norman Irrevocable Trust dated 12/11/2004 and 2,850,000 are held in the name of Gregory John Norman Intangibles Trust pursuant to a credit agreement dated December 3, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2004.

As of December 31, 2004, we owed $3,000,000 of principal indebtedness to Great White Shark Enterprises, Inc. which is owned by Greg Norman.

As of December 31, 2004, we owed approximately $1,555,000 to Doug Wood and the Wood Family Trust. Interest is payable at 8% per annum.

As of December 31, 2004 we owed $603,415 to Robert C. Silzer, Sr. (2003, $623,036). Interest is payable at 5% per annum.

Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured and repayable on demand.

As of December 31, 2004 the Company was obligated to Rick Horrow to pay his Company Horrow Sports Ventures $10,000 per month as a consulting fee. $163,675 remained owing to Horrow Sports Ventures as at December 31, 2004 for these consulting services. This consulting agreement will expire in July, 2005.

Stock Option Plan

The purpose of the plan is to provide additional incentives to those Directors, Officers and key employees and Consultants of the Company and its subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company, to motivate them to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in long-term growth and profitability of the Company. As at December 31, 2004 there were 1,020,000 options issued to employees at a price of $0.10 outstanding. There were 1,260,000 options outstanding to employees at December 31, 2003. The difference is the amount of options which had been issued to employees and which expired in 2004 because they had left the Company. No stock options were issued to employees, officers or directors in 2004.

Details of the Stock Option Plan are provided in Note 10 to the Financial Statements. The Board has approved 30,000,000 shares to be made available for the stock options.

Equity Compensation Plan

Details of equity which has been issued by the Company in lieu of compensation to former employees, consultants, and other service providers have been included in the Notes to the Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

       The following table summarizes the securities authorized for issuance as of December 31, 2004 under the Company's 2001 Stock Option Plan and the Company's 2003 Stock Option Plan, the number of shares of common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of common stock still authorized for issuance under such plans.


                                  Number of        Weighted-average      Number of securities
                               securities to be     exercise price      remaining available or
                               issued upon of            of             future issuance under
                                 exercise of        outstanding          equity compensation
                               outstanding            options,                  plans
                             options, warrants       and rights
Plan category                    and rights
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders   6,675,595           $   .053                27,324,405
Equity compensation plans
 not approved by security
 holders                                            $
---------------------------------------------------------------------------------------------------------------------------

Total                           6,675,595           $   .053                27,324,405
                                =========                                   ===========

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

        3.2 Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 3, 2000 (2)

        3.3 Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 20, 2000 (2)

        3.4              Bylaws (1)

       10.1              Share Exchange and Finance Agreement dated as of
                         December 16, 1999 (2)

       10.2              Security Purchase Agreement The Shaar Fund Ltd. (3)

       10.3              Stock Purchase Agreement to Acquire Optimal Golf
                         Solutions, Inc. (4)

       10.4              Credit Agreement With Great White Shark Enterprises,
                         Inc. (5)

       10.5 Amendment to Endorsement Agreement Dated April 1, 2003 Relating To Greg Norman Resigning From The Board Of Directors And Going On To The Advisory Board. (6)

       21.1              Subsidiaries of Registrant. *

       23.1              Consent of Independent Certified Public Accountants*

       31.1              Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes Oxley Act of 2002 *

       31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *


(1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB

(2) Incorporated by reference to the Exhibits to the Form 8-K filed on Jan 29, 2002

(3) Incorporated by reference to Registration Statement Form SB-2 filed on October 4, 2000

(4) Incorporated by reference to the Form 8-K filed November 26, 2004

(5) Incorporated by reference to the Form 8-K filed December 8, 2004

(6) Incorporated by reference to the Form 8-K filed January 26, 2005

(7) Incorporated by reference to the Definitive Proxy Statement filed March 21, 2005

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND  SERVICES

Audit Fees: The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by Sherb & Co. for the audit of our annual financial statements and the review of financial statements for the Quarter ended September 30, 2004, the Quarter ended June 30, 2004 the Quarter ended March 31, 2004 was $50,500 as compared to $41,500 for the audit fees for the year ended December 31, 2003.

         Tax Fees: The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by Sherb & Co. for tax compliance and tax planning was approximately $20,000 as compared to $Nil for the year ended December 31, 2003.

         All Other Fees: The aggregate fees billed for the year ended December 31, 2004 for products and services provided by Sherb & Co. other than the services reported above was $Nil as compared to $Nil for year ended December 31, 2003..


Audit Committee Pre-Approval Policies and Procedures

         Our Audit Committee's, or the Board of Directors acting as the Audit Committee, policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval

SIGNATURES

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


                                                     GPS INDUSTRIES, INC.


                                        By:      /s/ Robert C. Silzer, Sr.
                                                 -------------------------------
                                                     Robert C. Silzer, Sr.
                                                     President, Chief Executive
                                                     Officer

Dated: April 15, 2005

                                                     GPS INDUSTRIES, INC.


                                        By:      /s/ George G. Dorin
                                                 -------------------------------
                                                     George G. Dorin
                                                     Chief Financial Officer

Dated: April 15, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Robert C. Silzer, Sr.                     Dated: April 15, 2005
         --------------------------
             Robert C. Silzer, Sr.
             President, Chief Executive Officer,
             Chairman and Director

By:         /s/ George G. Dorin                        Dated: April 15, 2005
         --------------------------
             George G. Dorin
             Chief Financial Officer and
             Corporate Secretary

By:      /s/ Douglas Wood                              Dated: April 15, 2005
         --------------------------
             Douglas Wood
             Director

By:      /s/ Rick Horrow                               Dated: April 15, 2005
         --------------------------
             Rick Horrow
             Direct

By:      /s/ Bart Collins                              Dated: April 15, 2005
         --------------------------
             Bart Collins
             Director