Form 10QSB
period 2005-03-31
GPS INDUSTRIES, INC.
filed 2005-05-16
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 20, 2005 the Company had 225,641,419 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Balance Sheet - March 31, 2005 (Unaudited).............3

         Consolidated Statements of Operations (Unaudited) -
          Three Months Ended March 31, 2005 and 2004.........................4

         Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 2005 and 2004.........................5

         Notes to Consolidated Financial Statements (Unaudited) -
          Three Months Ended March 31, 2005 and 2004.........................6

  Item 2.  Management's Discussion and Analysis or Plan of Operation........10

  Item 3.  Controls and Procedures..........................................14

PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings................................................15

  Item 2.  Changes in Securities and Use of Proceeds........................15

  Item 3.  Defaults Upon Senior Securities..................................15

  Item 4.  Submission of matters to a vote of security holders..............15

  Item 5.  Other information................................................15

  Item 6.  Exhibits and Reports on Form 8-K.................................16

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                  March 31, 2005
                                                                     (Unaudited)
--------------------------------------------------------------------------------

Assets

Current

     Cash                                                          $      2,310
     Accounts receivable                                                725,516
     Inventory                                                        1,639,598
     Prepaid expenses and other current assets                          214,419
                          Total Current Assets                        2,581,843

Property and equipment, net                                             101,222

Patents                                                               1,701,672

Deferred implementation costs                                           176,563
                                                                   -------------
                                                                   $  4,561,300
                                                                   =============

--------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                             $  3,084,549
     Bank loan                                                           25,121
     Deferred Revenue                                                   576,853
     Short term loans                                                 2,525,058
     Accounts payable and accrued liabilities                         2,466,672
     Term loan from investor                                          2,233,400
     Liability associated with Optimal Golf acquisition               2,980,000
     Convertible loans                                                  240,000
     Promissory notes - related parties                                 595,430
                                                                   -------------
                                                                     14,727,083

     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,274,757
     Accounts payable and accrued liabilities                         1,561,319
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                      3,123,543
                                                                   -------------
     Total current liabilities                                       17,850,626
                                                                   -------------

Convertible debt                                                        354,604
                                                                   -------------


Stockholders' deficit

     Class A common stock, $.001 par value, 250,000,000
     authorized, 211,302,851 issued and outstanding                     211,303
     5% Convertible Preferred Shares, $.001 par value,
     25,000,000 authorized, 375,000 issued and
     outstanding; liquidation                                           375,000
     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                     (619,474)
     Deferred Financing Costs                                          (270,000)
     Additional paid-in capital                                      32,283,720
     Accumulated deficit                                            (46,346,774)
                                                                   -------------
                          Total Stockholder's Deficit               (13,643,930)
                                                                   -------------
                                                                   $  4,561,300
                                                                   =============


See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                     For the Three Months Ended March 31      2005            2004
--------------------------------------------------------  (Unaudited)     (Unaudited)


Revenue                                                  $ 1,118,616     $   840,310

Cost of Goods Sold                                           527,118         752,379

Installation Costs                                            85,534               -
                                                         ----------------------------
Gross Profit                                                 505,964          87,931
                                                         ----------------------------


Operating Expenses

      General and Administrative Expenses                    947,884         478,082
      Depreciation and amortization                           67,365          16,995
      Sales and marketing                                    554,830         262,142
      Engineering and Research and Development               359,473         249,836
                                                         ----------------------------
                                                           1,929,552       1,007,055
                                                         ----------------------------
Loss Before Other Income (Expense)                       ( 1,423,588)      ( 919,124)
                                                         ----------------------------
Other Income (Expense)

      Finance costs                                         ( 63,031)       ( 23,655)
      Interest expense                                     ( 328,740)       ( 41,244)
      Loss on foreign exchange                                     -           8,775
      Gain on extinguishment of debt                         161,701         243,889
                                                         ----------------------------
                                                           ( 230,070)        187,765
                                                         ----------------------------

Net Loss Applicable to Common Stockholders               $(1,653,658)    $ ( 731,359)
-------------------------------------------------------------------------------------

Loss per common share - basic and diluted                $    ( 0.01)    $    ( 0.00)
                                                         ----------------------------


Weighted average number of common shares outstanding -
      basic and diluted                                  207,216,257     152,248,110
-------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



---------------------------------------------------------------------------------------------------

                                For the Three Months Ended March 31       2005             2004
                                                                      (Unaudited)      (Unaudited)
---------------------------------------------------------------------------------------------------

Cash Flow From Operating Activities

      Net loss from operations                                      $ ( 1,653,658)     $ ( 731,359)

      Adjustments to reconcile net loss to
           net cash used in operating activities:
           Depreciation and amortization                                   76,188           16,995
           Amortization of deferred compensation                           56,315           56,314
           Gain on extinguishment of debt                                 138,278        ( 243,889)
           Expenses paid by issuance of stock                             307,265          104,068
           Interest converted to stock                                     93,750            2,940
           Amortization of finance costs                                   80,000           13,000

      Changes in operating assets and liabilities:
           Inventories                                                   (246,400)       ( 171,298)
           Accounts Receivable                                           (485,818)       ( 236,124)
           Prepaid expenses and deposits                                  (43,886)          10,927
           Deferred implementation costs                                 (171,266)         105,985
           Accounts payable and accrued liabilities                       163,609          421,312
           Discontinued Accounts payable and accrued liabilities         (299,979)               -
           Deferred Revenue                                               458,005                -
                                                                    --------------     -------------

Net Cash Used In Operating Activities                                 ( 1,527,597)       ( 651,129)
                                                                    --------------     -------------
Cash Flow From Investing Activities
           Purchase of property and equipment                               ( 391)        ( 32,471)
           Purchase of patents                                            ( 5,000)              -
                                                                    --------------     -------------
Net Cash Flow Used In Investing Activities                                ( 5,391)        ( 32,471)
                                                                    --------------     -------------
Cash Flow From Financing Activities
           Common stock issued for cash                                       700                -
           Proceeds from loans                                            861,726          479,380
           Repayments of term loan                                      ( 286,600)               -
           Repayments of bank loan                                              -         ( 12,637)
           Borrowings under bank indebtedness                             775,141          262,739
           Repayments of loans from related parties                        (7,985)         ( 5,084)
           Borrowing on convertible loans                                  19,224           10,655
                                                                    --------------     -------------
Net Cash Flow From Financing Activities                                 1,362,206          735,053
                                                                    --------------     -------------


Net Increase (Decrease) In Cash                                         ( 170,782)          51,453

Cash, Beginning Of Period                                                 173,092            3,367
                                                                    --------------     -------------
Cash, End Of Period                                                 $       2,310      $    54,820
                                                                    ==============     =============

----------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
      Cash paid for interest                                        $      87,149      $    17,008
                                                                    ==============     =============
      Cash paid for taxes                                           $           -      $         -
                                                                    ==============     =============

Non-Cash Investing And Financing Activities

      Common stock issued on conversion of convertible notes        $     234,790      $         -
                                                                    ==============     =============

      Common stock issued to settle debt                            $           -      $   191,250
                                                                    ==============     =============

      Common stock issued for services                              $     307,265      $   104,068
                                                                    ==============     =============



See accompanying notes to consolidated financial statements

                      GPS Industries, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Business - The Company develops and markets GPS and Wi-Fi wireless business solutions for golf courses, golf residential communities and golf resorts. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities, generate more revenue with advertising, tournament and point-of-purchase applications, and to retain more customers with customer relationship management programs. The Company has developed both a hand-held and cart-mounted products using Global Positioning Satellite ("GPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At March 31, 2005, substantially all of the Company's assets and operations were located in Canada.

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

As a result of these Chapter 7 bankruptcy filings, the remaining liabilities of such discontinued subsidiaries have been classified as liabilities of discontinued operations in the accompanying financial statements. These liabilities are being written off in accordance with the statute of limitations in the jurisdiction in which they were incurred.

On November 19, 2004 GPS Industries, Inc. purchased 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal") the financial results (including Patent License Fee Revenues) of which are consolidated into the financial statements of GPSI.

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at March 31, 2005 and December 31, 2004. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings, sales of it's GPS systems and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective December 15, 2005. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The adoption of SFAS 123R will not effect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future.

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

4. Debt

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of March 31, 2005, the Company had borrowed $2,085,791 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed until March 27, 2005 and subsequently to October 27, 2005. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. $52,000. the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the three months ended March 31, 2005

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided. As of March 31, 2005 this line was drawn down in the amount of $991,197. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to March 31, 2005. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at US$0.15 per warrant. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, has been renewed until October 31, 2005. These warrants have been valued at $72,000. An amount of $54,000 was charged to operations, as finance costs, in 2004 and the remaining amount of $18,000 in the first quarter of 2005. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.

At March 31, 2005 the Company was also indebted on one of its bank accounts in the amount of $7,561.

As at March 31, 2005 the Company has $ 2,525,028 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates.

One convertible loan was outstanding as at March 31, 2005, an amount due to The Shaar fund of $ 594,604. Effective August 4, 2000, amended by agreement dated October 29, 2002 the Company entered into a securities purchase agreement with The Shaar Fund Ltd., relating to the sale of $1,000,000 in principal amount of 6% Convertible Debenture due November 2, 2007 and warrants to purchase up to 100,000 shares of Common Stock. Interest of 8% accrues on this debenture from September 12, 2000 and is payable quarterly commencing September 30, 2000. The exercise price of the warrants is $6.25 and they expire on September 12, 2005. The amending agreement also added interest accrued as at the amendment date of $166,000 to principal. As at March 31, 2005 the principal amount outstanding is $ 629,488 which is offset by unamortized debt discount of $ 24,357 and unamortized finance costs of $ 10,527, giving a net balance of $ 594,604. This amount is due to be repaid at $20,000 plus accrued interest per month. Interest has been accrued on this loan to March 31, 2005. $ 96,512 of the loan balance was converted and interest payments of $ 32,010 were made in the three months ended March 31, 2005.

5. Liabilities Related to Discontinued Operations

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted. The Company has recorded accounts payable and accrued liabilities of $925,684 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheet.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted. In conjunction with the ProShot transaction, the Company has recorded loans payable to related parties of$258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $635,636 All such liabilities are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheet. In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

6. Legal Proceedings

At March 31, 2005, the Company was involved in the following legal proceedings:

(a) The Company has been threatened with potential litigation for an amount of approximately $155,000, which is included in accounts payable. The agreement is that further negotiations will take place before any action is taken on this balance.

(b) The Company's wholly-owned subsidiary, IGT, is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material or for which a provision has been recorded. Both IGT and ProShot have filed Chapter 7 petitions under the United States Bankruptcy Code.

7. Capital Stock Transactions

On January 6, 2005, the Company issued 700,000 shares of common stock for cash received of $700 upon exercise of an employee stock option.

On February 3, 2005 the Company issued 1,840,000 shares of common stock valued at $266,800 to the Shaar fund. Fund Ltd. for principal and accrued interest of $96,512 and $13,158 respectively, with respect to a $1,000,000 8% convertible debenture due November 2, 2007

On February 3, 2005, the Company issued 25,000 shares of common stock valued at market value of $3,625 for services rendered.

On February 18, 2005, the Company issued 80,000 shares of common stock valued at market value of $8,640 for services rendered

On February 22, 2005, the Company issued 685,998 shares of common stock valued at market value of $61,740 for payment of interest owed.

On March 29, 2005, the Company issued 450,000 shares of common stock valued at market value of $45,000 for services rendered

On March 30, 2005 the Company issued 2,500,000 shares of common stock valued at market value of $250,000 to a consultant for services rendered.

8. Subsequent Events

On April 27, 2005 the Company's shareholders approved an increase in the authorized share capital of the Company from 275,000,000 authorized shares (250,000,000 common stock and 25,000,000 preferred stock) to 550,000,000 shares, 500,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock with the series, rights, preferences privileges and restrictions to be determined by the Board of Directors of the Company.

In April 2005 the Company borrowed funds under an agreement to obtain inventory financing on confirmed sales orders. The provider of this financing has been issued 10,000,000 shares of the Company to be held as security against the amounts advanced. The provider of the financing is required to return these shares to the Company once the term of the financing line has expired and all amounts advanced under the line have been repaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development and marketing of golf course management technology using Global Positioning Satellite (GPS) and Wi-Fi wireless business solutions . The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities, generate more revenue with advertising, tournament and point-of-purchase applications, and to retain more customers with customer relationship management programs. The Company has developed both a hand-held and cart-mounted products using Global Positioning Satellite ("GPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed colour course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At March 31, 2005 and December 31, 2004, substantially all of the Company's assets and operations were located in Canada. Sales offices are located in Florida, USA and England.

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

The Company recorded sales revenue in the three months ended March 31, 2005. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

On November 19, 2004 GPS Industries, Inc. purchased 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal") the financial results (including Patent License Fee Revenues) of which are consolidated into the financial statements of GPSI.

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at March 31, 2005 and December 31, 2004. The commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings, sale of its GPS systems and payments from potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Revenue recognition

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labor and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of these assets, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for the three months ended March 31, 2005. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Three months ended March 31, 2005 and 2004

Revenue - The Company recorded total revenue in the three months ended March 31, 2005 of $1,118,616 as compared to $840,310 in the first quarter of 2004. This revenue is comprised of sales of the Company's Inforemer product and related service contract fees, together with fees payable by certain of its distributors for distributorship partnership fees and purchase of promotional materials from the Company. Revenue also includes patent licence fees received by the Company's subsidiary, Optimal Golf Solutions, Inc. The total revenue from Inforemer products and service contract fees amounted to $846,322 as compared to $739,310 in the first quarter of 2004. Revenue from distributorship partnership fees amounted to $174,000 compared to $101,000 in 2004. Total patent licence revenue earned by Optimal Golf Solutions amounted to $98,294 as compared to $0 in the first quarter of 2004.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the three months ended March 31, 2005 was $612,652 of which $527,118 represents costs of goods sold and $85,534 represents installation costs. In the first quarter of 2004 Cost of Goods Sold was $752,379, comprised of cost of goods sold of $606,361 and installation costs of $146,018.

Selling and Marketing Expenses - Selling and marketing expenses were $554,830 for the three months ended March 31, 2005, as compared to $262,142 for the three months ended March 31, 2004. The increase was attributable to increased sales and marketing personnel, sales commissions, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs to introduce the Inforemer product to the marketplace.

General and Administrative Expenses - General and administrative expenses were $947,884 for the three months ended March 31, 2005, as compared to $478,082 for the three months ended March 31, 2004. This increase was attributable to an increase in personnel, professional fees and consulting fees in connection with enforcement of the Company's recently acquired patents, financing costs and stock based compensation compared to 2004.

Engineering, Research and Development Expenses - Engineering, research and development expenses increased to $359,473 for the three months ended March 31, 2005 from $249,836 for the three months ended March 31, 2004. This increase was attributable to the engineering and continuing development cost of the Inforemer product. These costs comprised personnel costs, consultants, computer software development costs and service costs.

Depreciation and Amortization - Depreciation and amortization increased by $50,370 or 296% to $67,365 in the first quarter of 2005, as compared to $16,995 in 2004. The Company acquired the rights to certain North American and international GPS patents in the year ended December 31, 2004. These patents are being amortized over the remaining life of the patents. The increase in depreciation and amortization is due to the amortization charged against these patents.

Loss from Operations - The loss from operations was $1,423,588 for the three months ended March 31, 2005, as compared to a loss from operations of $919,124 for the three months ended March 31, 2004. The increase was due to substantially higher legal and administrative expenses and sales and marketing expenses incurred in the period. Engineering and R&D expenses incurred in the period also increased.

Interest Expense - Interest expense increased by $287,496 to $328,740 in 2005, as compared to $41,244 in 2004, as a result of a increase of interest-bearing debt, particularly the loan from Great White Shark Enterprises obtained to enable purchase of the Company's patents, and drawdowns on bank operating lines of credit.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. Finance costs increased to $63,031 in first quarter of 2005 as compared to $23,655 in the respective 2004 period.

Gain on Extinguishment of Debt - Gain on extinguishment of debt decreased to $161,701 in the three months ended March 31, 2005 from $243,889 for the three months ended March 31, 2004. This gain was comprised of a gain of $299,979 relating to the write off of debt guarantees of discontinued operations and a loss amounting to $138,278 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $1,653,658 for the three months ended March 31, 2005, as compared to a net loss of $731,359 for the three months ended March 31, 2004. This increase is a reflection of the increased expenses incurred in bringing the Inforemer product to market and setting up a sales and distribution organization, which have partially but not entirely been offset by the gain on extinguishment of debt and net sales revenue for the period.

Liquidity and Capital Resources - March 31, 2005:

The Company is continuing its efforts to raise new capital during the remainder of 2005.

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

Operating Activities - The Company's operations utilized cash of $1,527,597 during the three months ended March 31, 2005, as compared to $651,129 during the three months ended March 31, 2004. The increase in cash utilized in operations in 2005 as compared to 2004 was primarily a result of an increase in inventories and accounts receivable, combined with the increase in net loss for the period.

At March 31, 2005, cash decreased by $170,782 to $2,310, as compared to $173,092 at December 31, 2004.

The Company had a working capital deficit of $15,268,783 at March 31, 2005, as compared to a working capital deficit of $14,210,188 at December 31, 2004. At March 31, 2005 and December 31, 2004, a substantial portion of the Company's current liabilities consist of loans in default and liabilities with respect to discontinued operations.

Investing Activities - Net cash used in investing activities was $5,391 and $32,471 for the three months ended March 31, 2005 and 2004, respectively, consisting of the purchase of property and equipment.

Financing Activities - Net cash provided by financing activities was $1,362,206 for the three months ended March 31, 2005, as compared to $735,053 for the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company made payments on loans of $286,600 and loans from related parties of $7,985. During the three months ended March 31, 2005, the Company received proceeds from borrowing on convertible loans of $19,224 and proceeds from bank borrowings and short term loans of $1,636,867. During the three months ended March 31, 2005 the Company issued common stock for cash consideration of $700.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of March 31, 2005, the Company had borrowed $2,085,791 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed to March 27, 2005 and subsequently to October 27, 2005. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. $52,000. the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the three months ended March 31, 2005

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided. As of March 31, 2005 this line was drawn down in the amount of $991,197. The term was for a period of one year from the date of the agreement. As consideration for the security provided the Company agreed to pay the Secured Party 1.25% per month of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to March 31, 2005. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at US$0.15 per warrant. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, has been renewed until October 31, 2005. These warrants have been valued at $72,000. An amount of $54,000 was charged to operations, as finance costs, in 2004 and the remaining amount of $18,000 in the first quarter of 2005. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.


Off Balance Sheet Arrangements.

The Company had no Off Balance Sheet arrangements for the three months ended March 31, 2005, or for the three months ended March 31, 2004

Recent Accounting Pronouncements:

In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective December 15, 2005. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The adoption of SFAS 123R will not effect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005 the Company issued a total of 6,280,998 shares of common stock, valued at a market value of $636,505. Of these, 3,055,000 shares were issued for services rendered valued at a market value of $307,265; 906,755 shares were issued to pay interest of $93,750; 1,619,243 shares were issued in payment of convertible debt valued at a market value of $234,790 and 700,000 shares were issued for cash consideration of $700.

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2005.

On April 27, 2005 the Company's shareholders approved an increase in the authorized share capital of the Company from 275,000,000 authorized shares (250,000,000 common stock and 25,000,000 preferred stock) to 550,000,000 shares, 500,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock with the series, rights, preferences privileges and restrictions to be determined by the Board of Directors of the Company.

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

                              GPS INDUSTRIES, INC.
                                  (Registrant)





                                       /s/ ROBERT C. SILZER, SR.
Date:  May 16, 2005               By:  ___________________________
                                       Robert C. Silzer, Sr.
                                       Chief Executive Officer
                                       (Duly Authorized Officer)



                                       /s/ GEORGE DORIN
Date:  May 16, 2005               By:  ___________________________
                                       George Dorin
                                       Chief Financial Officer
                                       (Duly Authorized Officer)