Form 10KSB/A
period 2004-12-31
GPS INDUSTRIES, INC.
filed 2005-07-26
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-KSB/A

                                Amendment No. 1


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


The Company has signed a Business Cooperation letter of agreement with ProShot Golf dated June 2, 2004, whereby the Company and ProShot will cooperate to the extent possible with each other to market their products and provides for referrals of customers or prospective customers which may prefer one party's system over the other. This letter is currently being renegotiated so that a finder's fee owing by GPSI to ProShot of $15,000 for each referral will no longer be required.


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

Patents

The Company has obtained certain patents and filed for further patents including the following:


1. Hand Held communicator patents issued in the U.S. on Feb. 1, 2000, in Canada on September 29, 2000; and in the United Kingdom on November 30, 1999.
2. Charging base for Electronic Apparatus patent issued in the US on Feb. 1, 2000.
3. Golf course communication system and method patent was applied for in the US on January 29, 2004 and is awaiting office action by the USPTO. GPSI also filed a PCT application in the European Community on January 20, 2005 and it is awaiting a serial number and filing receipt.
4. Endurable Sports PDA with communications capabilities and accessories. This patent was applied for in the US on January 22, 2003 and is pending, awaiting office action of the USPTO.
5. Portable GPS Unit patent was applied for in the US on April 1, 2004 and is pending, awaiting office action.
6. Cart mounted GPS Unit patent was applied for in the US on April 1, 2004 and is pending, awaiting office action.
7. Mounting bracket patent was applied for in the US on April 1, 2004 and is pending, awaiting office action.
8. Method for conducting a multi-golf course performance contest patent was applied for in the US on May 4, 2004 and is pending, awaiting office action.
9. On July 2, 2004 GPSI acquired Distance Measuring System patents in 13 countries as follows: Australia, Austria, France, Germany, Great Britain, Ireland, Italy, Japan, Netherlands, Portugal, Spain, Sweden, and Switzerland. The patents were acquired from Pinranger (Australia) Pty Ltd. These patents were filed in these countries on December 16, 1992. GPSI has applied to the patent office in each country to have the patents assigned to the Company. The Company is also in the process of registering the security interest of Great White Shark Enterprises in each of these countries.
10. Optimal, which GPSI acquired on November 19, 2004 has been issued patent no. 5,364,093 on November 11, 1994 relating to a Golf Distance Measuring System and Method, and patent no 5,751,244 on May 12, 1998 for a Method and Apparatus for Calibration of a GPS Receiver.

With the Company's own patents, plus those acquired through the acquisition of Optimal and those acquired from Pinranger in 13 countries, GPSI now holds important GPS patent rights in 15 countries, which it considers to be all of the major golf markets in the world. Opportunities exist for GPSI to license infringers of the GPS patents it holds. It has identified 13 such infringers to date and is in the process of communicating with them through its agent to offer a patent license.


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

The Market


The target market for GPSI's Inforemer system is the multi billion dollar golf-recreational market, with golf courses being GPSI's target customer. There are approximately 20,000 golf courses in North America and more than 40,000 world-wide. Current market penetration of GPS systems represent approximately 5% of the market, with adoption by golf courses increasing steadily as the product is now being more widely accepted as a business solution, and the products in general become more stable, affordable and user-friendly. GPSI is now also expanding its GPS-based wireless solutions beyond the golf course, to golf course residential communities and golf course resorts, further increasing the size of its market. Due to the flexibility of GPSI's core technology and software, it is able to repurpose and leverage its applications for use in numerous markets which the company is now exploring.


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


For the years ended December 31, 2004 and 2003

Revenues


The Company had no revenue in 2003. In 2004, the Company sold their GPS System to 10 golf courses for total revenue of $1,999,728. These courses included Tiburon, Brookwater, Mayfair Lakes, Diamond Woods, Dayton Valley, Maryland National. Stonewall, Heritage Hills, Chestnut Ridge, and Glynns Creek. Granite Links was another course installed in 2004 but it was removed and is being reinstalled in 2005 as an expanded system. Thus this system was not recorded as a sale in 2004. In addition to these installations, the Company rented one system to Noosa Springs generating $10,095 in rental revenue and installed a system at the Point Roberts golf club as a pay-for-play system generating $374 in revenue in 2004. Other revenue booked in 2004 included repairs & warranty revenue of $18,348, territory sales in the amount of $86,000, Distributor Demo Kits totalling $35,000, service & support fees totalling $9,000, and sale of parts $954. Patent licence fees collected by Optimal Golf Solutions Inc. amounted to $24,800. Thus, total revenue in 2004 amounted to $2,184,299.


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


A draw down on a $1,500,000 operating line of credit provided by HSBC Bank Canada in the amount of $1,333,499. This Line Of Credit is secured by a Letter Of Credit provided by Citibank and is secured by Hansen, Inc. in the amount of $1,500,000. GPSI pays the quarterly LOC fees from Citibank which are $7,500 per quarter.


An outstanding loan owing to the Bank Of Montreal of $25,121.

A loan from Great White Shark Enterprises made on December 3, 2004 in the amount of $3,000,000 with interest on the balance outstanding of 10% per annum.


Shareholder advances from Doug Wood, a director, in the amount of $1,405,000 with interest owing of 8% per annum

An advance from the Wood Family Trust in the amount of $150,000 with interest owing of 8% per annum.


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


The Company has historically relied upon sales of its common stock, debt instruments and loans from its directors to finance research and development, marketing and operations. As of December 31, the Company had incurred significant losses totalling $44,693,115 as of December 31, 2004 and had a working capital deficit of $14,210,188. In view of the Company's limited amount of cash and cash equivalents and its utilization of cash for its operations, the Company will only be able continue operations for a limited period of time. The cash requirement needed to meet operating expenses averaged $471,359 per month in 2004. This monthly cash out flow is reduced to $455,680 per month with the annual Gross Margin of $188,153. Accordingly, additional financing will be required to market the Company's product and working capital to gear up production of its product and complete installation commitments on sales contracts executed. The Company continues to pursue opportunities for a private equity offering and/or debt financing. There can be no assurances that any additional financing will take place or, if so the terms thereof. To the extent of any shortfall in financing, the Company's product development and sales and commercialization of new programs will be delayed, curtailed or prevented, and the Company may be required to suspend or substantially modify its operations and/or seek protection under applicable bankruptcy laws.


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





                                        /s/Sherb & Co., LLP
                                           ----------------
                                           Sherb & Co., LLP
                                           Certified Public Accountants



March 26, 2005
New York, New York

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                December 31, 2004


Assets

Current


     Cash                                                          $    173,092
     Accounts receivable                                                239,698
     Inventory                                                        1,393,198
     Prepaid expenses and other current assets                          170,533
                                                                   -------------
     Total Current Assets                                             1,976,521


Property and equipment, net                                             114,625

Patents                                                               1,759,067

Deferred implementation costs                                             5,297
                                                                   -------------
                                                                   $  3,855,510
                                                                   =============

Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                             $  2,309,408
     Bank loan                                                           25,121
     Deferred Revenue                                                   118,848
     Short term loans                                                 1,663,332
     Accounts payable and accrued liabilities                         2,303,063
     Liability associated with Optimal Golf acquisition               2,980,000
     Convertible loans                                                  240,000
     Promissory notes - related parties                                 603,415
                                                                   -------------
                                                                     10,243,187


     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,274,757
     Accounts payable and accrued liabilities                         1,861,298
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                   -------------
                                                                      3,423,522

                                                                   -------------
     Total current liabilities                                       13,666,709
                                                                   -------------


Convertible debt                                                        431,892


Long-term loan investor                                               2,520,000


Stockholders' deficit

     Class A common stock, $.001 par value, 250,000,000
     authorized 205,021,853 issued and outstanding                      205,122
     5% Convertible Preferred Shares, $.001 par value,
     25,000,000 authorized 375,000 issued and outstanding;
     liquidation                                                        375,000
     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                    ( 675,789)
     Deferred Financing Costs                                         ( 350,000)
     Additional paid-in capital                                      31,653,396
     Accumulated deficit                                           ( 44,693,115)
                                                                   -------------


     Total Stockholder's Deficit                                   ( 12,763,091)
                                                                   -------------


                                                                   -------------
                                                                   $  3,855,510
                                                                   =============

          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                For the Twelve Months Ended
                                                        December 31,
                                                    2004               2003
                                               ------------     ----------------
Revenue                                        $ 2,184,299      $             -

Cost of Goods Sold                               1,643,136                    -

Installation Costs                                 353,010                    -
                                               ------------     ----------------
Gross Profit                                       188,153                    -
                                               ------------     ----------------


Operating Expenses

      General and Administrative Expenses        3,201,946            2,928,656
      Depreciation and amortization                125,507               72,170
      Sales and marketing                        1,687,137              171,671
      Engineering and Research and
      Development                                1,440,681            1,205,082
      Impairment of Goodwill                     3,750,000                    -
                                               ------------     ----------------
                                                10,205,271            4,377,579

Loss Before Other Income (Expense)             (10,017,118)         ( 4,377,579)
                                               ------------     ----------------

Other Income (Expense)

      Finance costs                              ( 224,579)           ( 677,931)
      Interest expense                           ( 572,845)           ( 279,378)
      Loss on foreign exchange                   ( 219,436)            ( 37,454)
      Gain on extinguishment of debt             2,074,293            1,461,367
                                               ------------     ----------------
                                                 1,057,433              466,604

Net Loss Before Deemed Preferred Stock
Dividend                                        (8,959,685)          (3,910,975)

      Deemed Preferred Stock Dividend            ( 189,208)                   -
                                               ------------     ----------------


Net Loss Applicable to Common Stockholders     $(9,148,893)     $   ( 3,910,975)
                                               ============     ================

Loss per common share - basic and diluted      $    ( 0.05)     $        ( 0.04)
                                               ============     ================

Weighted average number of common
 shares outstanding - basic and diluted        167,950,231           96,982,573
                                               ============     ================



          See accompanying notes to consolidated financial statements

                                            GPS INDUSTRIES INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                          Class A Common Stock  Class B Common Stock    Additional  Preferred    Other
                                            Number                Number                  Paid-In     Shares   Comprehensive
                                          of Shares     Amount   of Shares    Amount      Capital               Income
-----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2003                   77,372,468  $ 77,372   100,000    $ 100      $ 19,220,976           - $   722,295

Common stock issued for
 compensation expense                     14,272,030    14,272         -       -          1,734,819           -           -
Common stock issued for
 deferred compensation                     9,010,520     9,011         -       -            892,041           -           -
Common stock issued for
 related party debt                        2,831,631     2,832         -       -            225,137           -           -
Common stock issued for services             500,000       500         -       -            140,047           -           -
Common stock issued on conversion
 of debt                                  38,776,206    38,776         -       -          2,240,439           -           -
Common stock issued for cash               1,410,000     1,410         -       -            139,590           -           -
Common stock issued for accounts payable     513,650       514         -       -             30,597           -           -
Common stock issued for interest           3,105,144     3,105         -       -            149,938           -           -
Common stock issued for finance costs      3,000,000     3,000         -       -            327,000           -           -
Warrants issued for bank letter of
 credit                                            -         -         -       -             39,000           -           -

Cancellation of Class B Stock                      -       100  (100,000)   (100)                 -           -           -

Comprehensive Loss
Net income                                         -         -         -       -                  -           -           -
Deferred compensation expense                      -         -         -       -                  -           -           -
Subscriptions receivable                           -         -         -       -                  -           -           -

Total Comprehensive Loss                           -         -         -       -                  -           -           -
                                         -----------  --------  ---------  --------    -------------   ---------   ---------
Balance December 31, 2003                150,791,649   150,892         -       -          25,139,584          -     722,295

Common stock issued for
 compensation expense                      9,694,903     9,695         -       -           1,147,345          -           -
Common stock issued for settlement
 of debt                                  21,084,981    21,085         -       -           2,042,565          -           -
Common stock issued for purchase
 of patents                                3,500,000     3,500         -       -             276,500          -           -
Common stock issued for services             400,000       400         -       -              31,600          -           -
Common stock issued on conversion
 of debt                                   2,707,275     2,707         -       -             240,948          -           -
Common stock issued for cash               2,857,143     2,857         -       -             197,143          -           -
Common stock issued for investment
in subsidiary                              9,000,000     9,000         -       -           1,161,000          -           -
Common stock issued for interest             307,331       307         -       -              19,406          -           -
Common stock issued for finance costs      4,678,571     4,679         -       -             609,607          -           -
Warrants issued for debt financing                 -         -         -       -             598,490          -           -

Preferred Shares issued for cash                   -         -         -       -                   -    375,000           -

Comprehensive Loss                                 -         -         -       -                   -          -           -

Net loss                                           -         -         -       -                   -          -           -
Deferred compensation expense                      -         -         -       -                   -          -           -
Subscriptions receivable                           -         -         -       -                   -          -           -
Deferred financing costs                           -         -         -       -                   -          -           -
Deemed dividend on preferred shares                -         -         -       -             189,208          -           -

Total Comprehensive Loss                           -         -         -       -                   -          -           -
                                         -----------  --------  ---------  --------    -------------   ---------   ---------
Balance December 31, 2004                205,021,853  $205,122         -    $  -       $  31,653,396   $375,000    $722,295
                                         ===========  ========  =========  ========    =============   =========   =========


                                          Deferred          Deferred                               Total
                                          Compensation      Financing  Subscription  Accumulated   Stockholders'
                                          Expense           Costs      Receivable    Deficit       Deficit
----------------------------------------------------------------------------------------------------------------
Balance January 1, 2003                         -                 -            -   $ (31,633,248) $ (11,612,504)

Common stock issued for
 compensation expense                           -                 -            -               -      1,749,091
Common stock issued for
 deferred compensation                          -                 -            -               -        901,052
Common stock issued for
 related party debt                             -                 -            -               -        227,969
Common stock issued for services                -                 -            -               -        140,547
Common stock issued on conversion
 of debt                                        -                 -            -               -      2,279,215
Common stock issued for cash                    -                 -            -               -        141,000
Common stock issued for accounts
 payable                                        -                 -            -               -         31,111
Common stock issued for interest                -                 -            -               -        153,043
Common stock issued for finance costs           -                 -            -               -        330,000
Warrants issued for bank letter of credit       -                 -            -               -         39,000

Cancellation of Class B Stock                   -                 -            -               -              -

Comprehensive Loss
Net income                                      -                                     (3,910,975)    (3,910,975)
Deferred compensation expense            (901,050)                -            -               -       (901,050)
Subscriptions receivable                        -                 -       (5,888)              -         (5,888)
                                                                                                    ------------
Total Comprehensive Loss                        -                 -            -               -     (4,817,913)
                                         ---------       -----------     --------  --------------   ------------
Balance December 31, 2003                (901,050)                -       (5,888)    (35,544,223)   (10,438,389)


Common stock issued for compensation
 expense                                        -                 -            -               -      1,157,040
Common stock issued for settlement of
 debt                                           -                 -            -               -      2,063,650
Common stock issued for purchase of
 patents                                        -                 -            -               -        280,000
Common stock issued for services                -                 -            -               -         32,000
Common stock issued on conversion
 of debt                                        -                 -            -               -        243,655
Common stock issued for cash                    -                 -            -               -        200,000
Common stock issued for investment
in subsidiary                                   -                 -            -               -      1,170,000
Common stock issued for interest                -                 -            -               -         19,713
Common stock issued for finance costs           -                 -            -               -        614,286
Warrants issued for debt financing              -                 -            -               -        598,490

Preferred Shares issued for cash                -                 -            -               -        375,000

Comprehensive Loss

Net loss                                                                              (9,148,893)    (9,148,893)
Deferred compensation expense             225,261                                                       225,261
Subscriptions receivable                        -                          5,888               -          5,888
Deferred financing costs                        -          (350,000)           -               -       (350,000)
Deemed dividend on preferred shares             -                                              -        189,208
                                                                                               -   -------------
Total Comprehensive Loss                        -                 -            -               -     (9,078,536)
                                         ---------       -----------     --------  --------------  -------------
Balance December 31, 2004                (675,789)         (350,000)           -   $ (44,693,116)  $(12,763,091)
                                         =========       ===========     ========  ==============  =============



                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                      2004                     2003
                                                                              ----------------------------------------------
Cash Flow From Operating Activities
     Net loss from operations                                                  $ ( 8,959,685)             $ ( 3,910,975)

     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                                125,507                     72,170
        Amortization of deferred compensation                                        225,261                    168,948
        Impairment of Goodwill                                                     3,750,000                          -
        Inventory impairment                                                            -                       190,000
        Gain on extinguishment of debt                                            (2,074,293)               ( 1,199,350)
        Expenses paid by issuance of stock                                         1,383,530                  2,156,607
        Interest converted to stock                                                   73,713                    153,043
        Finance charges converted to stock                                           134,286                    330,000
        Amortization of finance costs                                                 26,000                          -
     Changes in operating assets and liabilities:
        Inventories                                                                 (856,575)                 ( 406,567)
        Accounts Receivable                                                         (239,698)                         -
        Prepaid expenses and deposits                                                (97,719)                  ( 11,032)
        Deferred implementation costs                                                100,688                  ( 105,985)
        Accounts payable and accrued liabilities                                    (317,612)                   428,310
        Discontinued Accounts payable and accrued liabilities                      1,139,586                          -
        Other liabilities                                                            118,848                          -
                                                                                   --------                         -
Net Cash Used In Operating Activities                                            ( 5,468,163)               ( 2,134,831)
                                                                                 ------------               ------------
Cash Flow From Investing Activities
        Purchase of property and equipment                                         ( 121,892)                  ( 70,400)
        Purchase of patents                                                         ( 23,500)                         -
        Investment in Optimal Golf                                                ( 1,100,000)                        -
                                                                                  ------------                        -
Net Cash Flow Used In Investing Activities                                        ( 1,245,392)                  ( 70,400)
                                                                                  ------------                  ---------
Cash Flow From Financing Activities
        Common stock issued for cash                                                  205,888                    141,000
        Convertible preferred stock issued for cash                                   375,000                          -
        Proceeds from loans and bank indebtedness                                   5,469,380                     30,443
        Repayments of bank loan                                                       (16,591)                  ( 27,382)
        Borrowings under bank indebtedness                                            812,546                  1,470,862
        Repayments of loans from related parties                                      (19,621)                  ( 60,723)
        Borrowing on convertible loans                                                 56,678                    625,000
                                                                                     -------                   -------
Net Cash Flow From Financing Activities                                             6,883,280                  2,179,200
                                                                                    ----------                 ---------

Effect Of Exchange Rate On Cash                                                          -                     ( 37,454)
                                                                                   ---------                   ---------
Net Increase (Decrease) In Cash                                                     169,725                   ( 63,485)
Cash, Beginning Of Period                                                             3,367                     66,852
                                                                                    ------                    ------

Cash, End Of Period                                                               $ 173,092                    $ 3,367
                                                                                  ============              =============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                         $ -                        $ -
                                                                                  ============              =============
     Cash paid for taxes                                                           $ -                        $ -
                                                                                  ============              =============


Non-Cash Investing And Financing Activities
     Common stock issued on conversion of convertible notes                          243,655                  2,279,215
     Common stock issued to settle debt                                            2,063,650                    227,969
     Common stock issued for deferred compensation expenses                              -                      901,052
     Common stock issued for interest                                                 19,713                          -
     Common stock issued for financing expenses                                      614,286                          -
     Warrants issued with debt                                                       280,000                          -
     Common stock issued for investment in subsidiary                              1,170,000                          -
     Common stock issued for expenses                                                 32,000                          -
     Warrants issued in consideration of debt financing                              404,000                          -
     Warrants issued for interest                                                    54,000                           -
     Common stock issued in settlement of accounts payable                              -                        31,111




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


On September 21, 2001, the Company received notices of defaults from a group of Inforetech shareholders (the "Guarantors") in regard to a finance agreement dated April 24, 2001. The Company, being unable to cure those defaults, along with one of its directors signed an agreement with the Guarantors stating that the Company would use its best efforts to assist in the foreclosure of ProShot's assets by its bank, so that the Bank debt and ultimately the obligation of the Guarantors, to the Bank, in respect of their guarantee of ProShot's Bank debt, might be reduced.


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


                  The first stock tranche (payment) is for 9,000,000 shares. These shares were trading at $.13 on the date the agreement was signed and valued at $1,170,000, accordingly. Under the terms of the agreement the shares can be sold in accordance with the Leakage Agreement over 180 trading days. Any funds received from the sale of those shares in excess of $3,250,000 (i.e. $1,000,000 over the $2,250,000 target price for the first share payment) will be deducted from the amount to be paid with the second stock payment, targeted for the remaining amount due of $1,900,000 (plus interest). The stock price has not reached the target price of $.25 at any point from the date of the acquisition and is trading at $.10 on at April 8, 2005, therefore the Company will have to issue additional shares to cover the difference between the market price and $.25 target price or cash. The second stock tranche (payment) will be issued at a 15% discount to market price at the time of issuance and can be sold into the market by Optimal over a further 180 trading days. The Company has the right to pay out any remaining balance plus interest owing at any time.


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

Loss Per Share


Basic loss per share is based on net loss divided by the weighted average common shares outstanding or deemed to be outstanding during the period. Diluted loss per share assumes exercise of in-the-money stock options and warrants outstanding into common stock at the beginning of the year or date of issuance, unless they are anti-dilutive. A total of 18,829,806 potential shares were excluded from the fully diluted calculation as they are anti-dilutive.


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

Depreciation expense for the years ended December 31, 2004 and 2003 was $81,074 and $72,170 respectively.


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:




                                         2004                 2003
                                        ------               ------
Net loss as reported               $(9,148,893)         $ ( 3,910,975)
Pro forma compensation expense               -               (122,976)
                                   ------------         --------------
Pro forma net loss                 $(9,148,893)         $ ( 4,033,951)
                                   ============         ==============


Net loss per share:
Basic and diluted, as reported         $ (0.05)             $ (0.04)
Basic and diluted, pro forma           $ (0.05)             $ (0.04)

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

         In addition to the above Pinranger patents, the Company has possession of all of Optimal's patents, since the acquisition of Optimal in November 2004

The following is a reconciliation of all patents owned as of December 31, 2004:

               Patents                               $  1,803,500
               Less: accumulated depreciation             (44,433)
                                                       -----------
                                                     $  1,759,067
                                                       ===========

Future amortization of patents is expected to be as follows:


               Year Ended December 31,
                       2005                              $  249,992
                       2006                                 249,992
                       2007                                 249,992
                       2008                                 249,992
                       2009                                 249,992
                       Thereafter                           509,107
                                                         -----------
                                                         $1,759,067
                                                         ===========

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


7. DEBT

The Company and its subsidiaries have significant debt liabilities. The following table is a summary of debt at December 31, 2004.


Bank Indebtedness  (a)                             $      2,309,408
Bank Loan (h)                                                25,121
Short term loans  (b)                                     1,663,332

Long term loan (f)                                        3,000,000
Discount on debt (f)                                      (480,000)
                                                          ---------
                                              Sub-total:  2,520,000
                                                          ---------


Convertible debt (c)                                        671,892
Note payable - related parties (g)                          603,415
Promissory notes (d)                                      1,274,757
Loan to related party  (e)                                  258,000
                                                        -----------
Total Debt                                                9,325,925
Less Current Portion                                     (6,374,033)
                                                        -----------
Total Long-Term Debt                               $      2,951,892
                                                        ===========

      (a)  (i)    Effective June 27, 2003, the Company obtained a one year bank line of credit for $1,425,000 to fund its operations. As of December 31, 2004, the Company has drawn $1,333,499 under this line of credit. The line of credit bears interest at prime plus 0.5%, which was 4.75% at December 31, 2004. This line is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. As consideration for providing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase
                  1,000,000 shares of the Company's common stock, exercisable
                  $0.10 per share (a 15% discount to the market price) for a period of three years. The fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was determined to be $52,000, which was charged to operations over the twelve month period beginning
                  July 2003 and ending June 2004. Accordingly, $26,000 was charged to operations as finance costs for the twelve months ended December 30, 2004. This letter of credit was renewed in June 2004, December 2004, and in March 2005 until December
                  2005. For the extension granted in December 2004, the Company issued warrants to purchase 500,000 shares, with an exercise price of $0.10 per share. These warrants have been valued at $52,000, and have been accounted for as a deferred finance cost, in the accompanying shareholders' deficit. The cost will be amortized over three months, the approximate length of the extension of the line of credit. None of the deferred costs have been amortized as of December 31, 2004. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 3.25% and a volatility factor of approximately 125%. In March 2005 a further extension of the credit line an additional 1,000,000 warrants were provided to Hansen Inc. for three years at an exercise price of $0.12 per share. Management is currently determining the valuation of these warrants for the extension of the line of credit.


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

Principal repayable on Long term debt is:


         2005              $    240,000
         2006              $    240,000
         2007              $    191,892
         Thereafter        $  2,520,000
                           ---------------
         Total             $  3,191,892
                           ===============


8. GAIN ON EXTINGUISHMENT OF DEBT


- In February 2001, the Company received a $1,185,000 loan bearing interest at LIBOR plus 1% which was collateralized by certain securities. The lender cannot be located at the date of this report, and the Company believes this collateral has been realized. As a result, the Company has written off this loan liability in the year ended December 31, 2004. This write off amounted to $1,185,000, and has been recorded in the Consolidated Statement of Operations as a gain on extinguishment of debt.


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


         On March 31, 2003, the Company issued 5,520,468 shares of common stock to Augustine Funds, L.P. for principal and accrued interest of $127,000 and $26,193, respectively, with respect to a $1,000,000 8% convertible debenture due August 4, 2005. The debenture is convertible (plus related accrued interest) into common stock at the lesser of (i) $5.25 or (ii) 75% of the average closing bid price of the Company's common stock for the five days immediately preceding the conversion date.


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


         On January 22, 2004, the Company issued 100,000 shares of common stock valued at market value of $16,000 for services rendered.


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


         On May 15, 2004, the Company issued 1,957,143 shares of common stock valued at market value of $156,571 for services rendered.

         On May 15, 2004, the Company issued 714,286 shares of common stock valued at market value of $57,143 to Blue & Gold Capital in settlement of debt and as payment for services rendered.


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

         On July 22, 2004 the Company issued 473,222 shares of common stock to the MWW Group valued at market value of $42,590 in partial settlement of a debt outstanding for $73,261, the difference of $30,671 has been recorded as a corresponding gain on extinguishment of debt.

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

         On December 30, 2004 the Company issued 500,000 shares of common stock valued at $70,000 for services rendered


         On August 3, 2004, the Company issued 250,000 shares of Series A 5% Convertible Preferred Stock for $250,000. This stock is convertible into 3,521,126 common shares, at a conversion rate of $0.071 per share. In addition, attached to the issuance are 880,282 common stock purchase warrants at an exercise price of $0.167 per share. In connection with this offering the Company recognized a deemed dividend of $120,423, of which $76,057 is attributed to the beneficial conversion feature, and $44,366 is attributed to the value of the warrants which are exercisable upon issuance. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors:
         3 year life, risk free rate of return of 4% and a volatility factor of 125%.

         On October 27, 2004, the Company issued 125,000 shares of Series A 5% Convertible Preferred Stock for $125,000. This stock is convertible into 2,371,912 common shares, at a conversion rate of $0.0527 per share. In addition, attached to the issuance are 592,978 common stock purchase warrants at an exercise price of $0.124 per share. In connection with this offering the Company recognized a deemed dividend of $68,785, of which $45,422 is attributed to the beneficial conversion feature, and $23,363 is attributed to the value of the warrants which are exercisable upon issuance. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors:
         3 year life, risk free rate of return of 4% and a volatility factor of 125%.


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
                                                                 ==============    ===============


         The following table summarized warrants outstanding and exercisable as of December 31, 2004:

                                               Number of       Weighted-average
                                                 shares           remaining         Number of
                                               underlying        contractual         shares
                         Exercise Price         warrants            life           exercisable
                      --------------------    --------------    --------------    --------------
                                                                 (in Years)
                         $6.20 - $6.28            3,850,000     1.29                  3,850,000

                         $0.32 - $0.15            4,996,948     2.66                  4,996,948

                        $0.124 - $0.055           3,307,263     2.23                  3,307,263
                                              --------------    --------------    --------------
                                                 12,154,211     1.34                 12,154,211





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





        2005                     $      79,234
        2006                             6,610
                                       -------
                                 $      85,844
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

Other Key Members Of The Management Team:

Don Adamson, Vice President of Golf Development
Don Adamson has served as Vice President of Golf Development with GPSI since 2003. In 1991, Adamson founded LeaderBoard Tournament Systems, tournament and scoring system company, and served as President and Chief Executive Officer until 2003. Previously, Adamson held several positions as Director of Golf, General Manager and Head Professional at golf courses throughout British Columbia. Adamson graduated with honours from the Canadian Professional Golf Association National Education program and is a member of the Canadian Professional Golf Association (CPGA) and sat on the board of directors of both the British Columbia Professional Golf Association and the CPGA.

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

Rick Horrow, Director


Rick Horrow has been a Director of the Company since February 19, 2003 and is sports attorney and financier for a number of public and private sports partnerships. Mr. Horrow is the founder and president of South Florida-based Horrow Sports Ventures, a respected name in sports consultancy around the world, is responsible for the development, implementation and modernization of many of the 69 NFL, NBA, NHL, and Major League Baseball stadiums and arenas in North America. As President of Horrow Sports Ventures, he negotiated the strategic sale of a substantial equity position from his Company to Omnicom Group, Inc.

Rick Horrow has also been involved in the creation of the $228 million Kansas International Speedway, the approval of a $250 million single-issue public facility referendum in Oklahoma City, and he has testified before the Senate Committee on the Judiciary on behalf of sports teams, owners, and developers.


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


Mr. Wood also sits on the Board of the Latrobe Foundation, the Westmoreland Trust and the Board of Trustees of Seton Hall University. Mr. Wood holds a B.A. in economics from Brown University and an M.B.A. in corporate finance and accounting from Cornell.


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


ITEM 10:   EXECUTIVE COMPENSATION


The following table sets forth aggregate amounts of compensation paid or accrued by GPSI to our Chief Executive Officer and the other three most highly compensated executive officers (the "Named Executive Officers") whose annual expected compensation exceeded $100,000 as of December 31, 2004. We have only included annualized 2004 figures in effect as at December 31, 2004 as one of the executive officers did not commence employment with the Company until June 1, 2004 and some others had their compensation revised in 2004. All amounts are in Canadian dollars as these officers live in British Columbia, Canada and are paid in Canadian dollars. Other annual compensation represents car allowance. Blake Ponuick is paid as a contract consultant.



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


The Company entered into an employment agreement with Alex Doaga, the current Vice President of Operations on September 1, 2002 for a five-year term, which was renegotiated after December 31, 2003. The agreement called for an annual salary of $80,000. This agreement was subsequently renegotiated and in 2004 Dr. Doaga earned a base salary of $140,000 per year. In January, 2005 a commitment was made to Doaga to increase this base salary to $151,000 per year effective January 1, 2005, plus to provide an annual bonus of up to 25% of his base salary, and stock options. This increase has not yet been implemented. Mr. Doaga received a bonus of $1,000 in 2004.


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

The Company entered into a contract consulting relationship with Blake Ponuick in September, 2003 which called for an annualized consulting fee of $80,000 which was to be invoiced twice a month. In March, 2004 this monthly fee was increased to $120,000 per annum and a car allowance was granted of $400 per month. Effective January 1, 2005, Mr. Ponuick's annualized consulting fee increased to $135,000 and a commitment was made to him to pay a commission of one half of 1% of gross revenue earned by the Company. The Company has not put the terms of this arrangement into a formal consulting agreement. Mr. Ponuick receives employee benefits which include extended health, dental and life insurance, as if he were an employee of the Company. He also received a bonus of $1,000 in 2004. A Canada Revenue Agency payroll review could rule that Mr. Ponuick is deemed to be an employee and GPSI could be liable to pay Employment Insurance and Canada Pension Plan premiums for the deemed employer portion of those contributions to the Government Of Canada. The Company could also be subject to penalties and interest relating to these deemed employer contributions not paid by the Company.

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

As of December 31, 2004 we owed $603,415 to Robert C. Silzer, Sr. (2003, $623,036). Interest is payable at 8% per annum.

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

Stock Option Plan


The purpose of the plan is to provide additional incentives to those Directors, Officers and key employees and Consultants of the Company and its subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company, to motivate them to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in long-term growth and profitability of the Company. As of December 31, 2004 there were 1,020,000 options issued to employees at a price of $0.10 outstanding. There were 1,260,000 options outstanding to employees at December 31, 2003. The difference is the amount of options which had been issued to employees and which expired in 2004 because they had left the Company. No stock options were issued to employees, officers or directors in 2004.


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


Dated: July 26, 2005

                                                     GPS INDUSTRIES, INC.


                                        By:      /s/ George G. Dorin
                                                 -------------------------------
                                                     George G. Dorin
                                                     Chief Financial Officer

Dated: July 26, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Robert C. Silzer, Sr.                     Dated: July 26, 2005
         --------------------------
             Robert C. Silzer, Sr.
             President, Chief Executive Officer,
             Chairman and Director

By:      /s/ George G. Dorin                        Dated: July 26, 2005
         --------------------------
             George G. Dorin
             Chief Financial Officer and
             Corporate Secretary

By:      /s/ Douglas Wood                              Dated: July 26, 2005
         --------------------------
             Douglas Wood
             Director

By:      /s/ Rick Horrow                               Dated: July 26, 2005
         --------------------------
             Rick Horrow
             Director

By:      /s/ Bart Collins                              Dated: July 26, 2005
         --------------------------
             Bart Collins
             Director