Form 10QSB
period 2005-06-30
GPS INDUSTRIES, INC.
filed 2005-08-15
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 20, 2005 the Company had 257,456,255 shares of Class A common stock issued and outstanding

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES




                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Balance Sheet - June 30, 2005 (Unaudited)..............3

         Consolidated Statements of Operations (Unaudited) -
          Six months Ended June 30, 2005 and 2004............................4

         Consolidated Statements of Operations (Unaudited) -
          Three months Ended June 30, 2005 and 2004..........................5

         Consolidated Statements of Cash Flows (Unaudited) -
          Six months Ended June 30, 2005 and 2004............................6

         Notes to Consolidated Financial Statements (Unaudited) -
          Six months Ended June 30, 2005 and 2004............................7

  Item 2.  Management's Discussion and Analysis or Plan of Operation........12

  Item 3.  Controls and Procedures..........................................18

PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings................................................19

  Item 2.  Changes in Securities and Use of Proceeds........................19

  Item 3.  Defaults Upon Senior Securities..................................19

  Item 4.  Submission of matters to a vote of security holders..............19

  Item 5.  Other information................................................19

  Item 6.  Exhibits.........................................................19

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2005
                                   (Unaudited)

                                     Assets

Current assets

     Cash                                                           $    28,788
     Accounts receivable                                              1,132,250
     Inventory                                                        1,586,344
     Prepaid expenses and other current assets                          173,439
                                                                    ------------
     Total Current Assets                                             2,920,821

Property and equipment, net                                              89,105

Patents                                                               1,642,133

Deferred implementation costs                                           249,134
                                                                    ------------
                                                                    $ 4,901,193
                                                                    ============

                     Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                             $  2,793,159
     Bank loan                                                           20,987
     Deferred Revenue                                                   446,703
     Short term loans                                                 2,416,130
     Accounts payable and accrued liabilities                         3,319,853
     Liability associated with Optimal Golf acquisition               2,980,000
     Promissory notes - related parties                                 589,744
                                                                   -------------
                                                                     12,566,576

     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,274,757
     Accounts payable and accrued liabilities                         1,498,991
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                   -------------
                                                                      3,061,215
                                                                   -------------
     Total current liabilities                                       15,627,791
                                                                   -------------

Long Term debt - related party                                        2,235,214
                                                                   -------------
Stockholders' deficit

     Class A common stock, $.001 par value, 500,000,000
     authorized 254,923,755 issued and outstanding                      254,924
     5% Convertible Preferred Shares, $.001 par value,
     50,000,000 authorized 375,000 issued and outstanding               375,000
     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                    ( 563,156)
     Subscriptions receivable                                         ( 200,000)
     Deferred financing costs                                         ( 260,000)
     Additional paid-in capital                                      36,723,680
     Accumulated deficit                                           ( 50,014,555)
                                                                   -------------
     Total Stockholder's Deficit                                   ( 12,961,812)
                                                                   -------------
                                                                   $  4,901,193
                                                                   =============

     See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Six Months Ended June 30,
                                                      ---------------------------------
                                                             2005            2004
                                                         (Unaudited)     (Unaudited)
                                                        --------------  --------------
Revenue                                                   $ 3,228,512   $   1,000,234

Cost of Goods Sold                                          1,723,072         700,763

Installation Costs                                            409,051         174,279
                                                        --------------  --------------
Gross Profit                                                1,096,389         125,192
                                                        --------------  --------------


Operating Expenses

      General and Administrative Expenses                   3,134,943       1,102,223
      Depreciation and amortization                           139,853          35,822
      Sales and marketing                                   1,091,037         701,705
      Engineering and Research and Development                927,493         566,833
                                                        --------------  --------------
                                                            5,293,326       2,406,583
                                                        --------------  --------------
Loss Before Other Income (Expense)                        ( 4,196,937)    ( 2,281,391)
                                                        --------------  --------------
Other Income (Expense)

      Finance costs                                         ( 341,261)       ( 57,780)
      Interest expense                                      ( 972,842)      ( 133,130)
      Gain on foreign exchange                                  2,147          69,129
      Gain on extinguishment of debt                          187,453       1,104,739
                                                        --------------  --------------
                                                          ( 1,124,503)        982,958
                                                        --------------  --------------

Net Loss                                                $ ( 5,321,440)  $ ( 1,298,433)
                                                        ==============  ==============

Loss per common share - basic and diluted               $      ( 0.02)  $      ( 0.01)
                                                        ==============  ==============


Weighted average number of common shares outstanding -
      basic and diluted                                   213,580,934     155,043,822
                                                        ==============  ==============

     See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Three Months Ended June 30,
                                                           -----------------------------------
                                                                 2005              2004
                                                              (Unaudited)      (Unaudited)
                                                             ------------     ------------
Revenue                                                      $ 2,109,896      $   159,924

Cost of Goods Sold                                             1,195,954           94,402

Installation Costs                                               323,517           28,261

                                                             ------------     ------------
Gross Profit                                                     590,425           37,261
                                                             ------------     ------------


Operating Expenses

      General and Administrative Expenses                      2,187,059          624,141
      Depreciation and amortization                               72,488           18,827
      Sales and marketing                                        536,207          439,563
      Engineering and Research and Development                   568,020          316,997
                                                             ------------     ------------
                                                               3,363,774        1,399,528
                                                             ------------     ------------
Loss Before Other Income (Expense)                           ( 2,773,349)     ( 1,362,267)
                                                             ------------     ------------
Other Income (Expense)

      Finance costs                                            ( 278,230)        ( 34,125)
      Interest expense                                         ( 644,102)        ( 91,886)
      Gain on foreign exchange                                     2,147           60,354
      Gain on extinguishment of debt                              25,752          860,850
                                                             ------------     ------------
                                                               ( 894,433)        795,193
                                                             ------------     ------------
Net Loss                                                     $(3,667,782)     $ ( 567,074)
                                                             ============     ============

Loss per common share - basic and diluted                    $    ( 0.02)     $    ( 0.00)
                                                             ============     ============


Weighted average number of common shares outstanding -
      basic and diluted                                      219,805,728      157,808,811
                                                             ============     ============

     See accompanying notes to unaudited consolidated financial statements


                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 For the Six Months Ended June 30,
                                                                 ---------------------------------
                                                                         2005           2004
                                                                     (Unaudited)    (Unaudited)
                                                                   -------------- --------------
Cash Flow From Operating Activities
      Net loss from operations                                     $ ( 5,321,440) $ ( 1,298,433)

      Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation and amortization                                 158,144         35,822
           Amortization of deferred compensation                         112,633        112,628
           Loss/ (Gain) on extinguishment of debt                        174,854    ( 1,104,740)
           Expenses paid by issuance of stock                          1,806,067        243,040
           Interest converted to stock                                   501,491          2,940
           Finance charges converted to stock                            142,550         20,000
           Amortization of finance costs                                  90,000         26,000

      Changes in operating assets and liabilities:
           Inventories                                                  (193,146)     ( 611,678)
           Accounts Receivable                                          (892,552)      ( 65,116)
           Prepaid expenses and deposits                                  (2,906)        22,769
           Deferred implementation costs                                (243,837)       105,985
           Accounts payable and accrued liabilities                    1,160,215        325,047
           Discontinued Accounts payable and accrued liabilities        (362,307)             -
           Deferred Revenue                                              327,855              -
                                                                   -------------- --------------
Net Cash Used In Operating Activities                                ( 2,542,379)   ( 2,185,736)
                                                                   -------------- --------------
Cash Flow From Investing Activities
           Purchase of property and equipment                            ( 7,191)     ( 106,150)
           Purchase of patents                                           ( 8,500)             -
                                                                   -------------- --------------
Net Cash Flow Used In Investing Activities                              ( 15,691)     ( 106,150)
                                                                   -------------- --------------
Cash Flow From Financing Activities
           Common stock issued for cash                                1,025,700              -
           Proceeds from loans                                         1,152,798      1,455,941
           Repayments of term loan                                     ( 284,786)             -
           Repayments of bank loan                                        (4,134)      ( 12,637)
           Borrowings under bank indebtedness                            483,751        852,334
           Repayments of loans from related parties                      (13,671)       ( 6,112)
           Borrowing on convertible loans                                 54,108         10,655
                                                                   -------------- --------------
Net Cash Flow From Financing Activities                                2,413,766      2,300,181
                                                                   -------------- --------------
Net Increase (Decrease) In Cash                                        ( 144,304)         8,295

Cash, Beginning Of Period                                                173,092          3,367
                                                                   -------------- --------------
Cash, End Of Period                                                $      28,788  $      11,662
                                                                   ============== ==============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $     471,351  $     136,070
                                                                   ============== ==============

      Cash paid for taxes                                          $           -  $           -
                                                                   ============== ==============

Non-Cash Investing And Financing Activities

      Common stock issued on conversion of convertible notes       $     726,000  $           -
                                                                   ============== ==============

      Common stock issued to settle debt                           $     400,000  $     150,000
                                                                   ============== ==============

      Common stock issued in settlement of accounts payable        $     143,425  $      38,889
                                                                   ============== ==============

     See accompanying notes to unaudited consolidated financial statements


                     GPS Industries, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                     Six months Ended June 30, 2005 and 2004
                                   (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Amended Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Business - The Company develops and markets GPS and Wi-Fi wireless business solutions for golf courses, golf residential communities and golf resorts. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using Differential Global Positioning Satellite ("DGPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At June 30, 2005, substantially all of the Company's assets and operations were located in Canada.

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

On November 19, 2004 GPS Industries, Inc. purchased 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal") the financial results (including Patent License Fee Revenues) of which are consolidated into the financial statements of GPSI. No pro-forma consolidated financial statements have been included in this report as the results of Optimal are not material to the consolidated financial statements of the Company.

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2005 and December 31, 2004. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of it's GPS systems and payments from distributors and potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock. No stock options were issued to employees in the six months ended June 30, 2005 or the six months ended June 30, 2004.

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

Recent Accounting Pronouncements

In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective December 15, 2005. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The adoption of SFAS 123R will not affect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company's consolidated financial position, liquidity, or results of operations.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. Debt

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of June 30, 2005, the Company had borrowed $1,794,493 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. $52,000, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the six months ended June 30, 2005. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of June 30, 2005 this line was drawn down in the amount of $994,712. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to June 30, 2005. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, has been renewed until October 31, 2005. These warrants have been valued at $72,000. An amount of $54,000 was charged to operations, as finance costs, in 2004 and the remaining amount of $18,000 in the first quarter of 2005. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.

At June 30, 2005 the Company was also indebted on its Bank of America account in the amount of $3,954.

As of June 30, 2005 the Company has $2,228,930 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The largest of these, amounting to $1,555,000, is from a director and shareholder.

On June 8, 2005 the Company converted a convertible loan outstanding to the Shaar Fund. The principal amount converted was $629,488 and accrued interest of $100,089 was also converted to common stock of the Company. The total number of shares issued to settle this liability was 9,119,714.

On November 19, 2004 the Company acquired 100% of the outstanding common shares of Optimal Golf Solutions, Inc., a Texas corporation, for $5,250,000. $1,100,000 in cash was paid on closing and the balance of $4,150,000 was to be paid in common shares using a target price of $.25 per share. Thus, 9,000,000 shares representing $2,250,000 were issued on closing (first stock payment) to the former Optimal shareholders and the balance of $1,900,000 was to be paid with a second stock payment of 7,600,000 shares 180 trading days after closing. These shares were to have become free-trading by June 30, 2005 through the effectiveness of a Registration statement filed with the SEC. If the former Optimal shareholders sold their shares and received less that the target price of $.25 per share, then the Company was required to issue additional shares to make up the difference (or cash under certain conditions). On May 28, 2005 the Company entered into a First Amendment to Stock Purchase Agreement whereby the Company would be granted up to six months of additional time to have a Registration Statement become effective by paying $100,000 per month which would be applied the balance owing which was to be settled with the second stock payment. If a Registration Statement does not become effective by September 30, 2005, then the Company looses the benefit of getting a reduction in the balance owing to be paid by the second stock payment, of any amounts realized from the sales of the first stock payment over $3,250,000 (the "cap"), which was to reduce the amount to be paid in the second stock payment. The liability associated with Optimal Golf acquisition noted on the balance sheet as a current liability is comprised of the total purchase price of $5,250,000 less the cash payments made to date to the former Optimal shareholders together with the market value of the shares issued to the former Optimal shareholders on the date of issue.

In April 2005 the Company borrowed funds under an agreement to obtain purchase order financing on confirmed sales orders. The provider of this financing has been issued 10,000,000 shares of the Company to be held as security against the amounts advanced. The provider of the financing is required to return these shares to the Company once the term of the financing line has expired and all amounts advanced under the line have been repaid. Accordingly the issuance of these shares has not been recorded in the equity section of the financial statements. As of June 30, 2005 the Company owed $187,200 on this purchase order financing line of credit. The Company pays a $1,500 per transaction fee to this lender for each advance, plus 17% per annum interest for the period the advance is required. Additionally the lender receives 100,000 shares per month as a standby fee as long as the facility is in effect.

Under the terms of the purchase order funding agreement, the lender is entitled to request certain financial information from the Company, including interim financial statements. The lender requested interim financial statements in July 2005 however these statements were then in preparation and were not available at that time. As a result the lender formally notified the Company on July 27, 2005 that an Event of Default as defined by the agreements had occurred and was outstanding. Draft interim financial statements have since been provided to the lender as soon as they were available, receipt of which the lender has acknowledged, and the lender will also receive final interim financial statements as of the date of this filing. However the Company has not yet received formal notification that the Event of Default has been remedied. The amount currently outstanding under the line of credit totals $47,500 plus accumulated interest payable.


5. Liabilities Related to Discontinued Operations

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted. The Company has recorded accounts payable and accrued liabilities of $923,863 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheet.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted. In conjunction with the ProShot transaction, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $575,128. All such liabilities are included in liabilities related to discontinued operations in the accompanying condensed consolidated balance sheet. In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.


6. Legal Proceedings

At June 30, 2005, the Company was involved in the following legal proceedings:

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

On February 3, 2005 the Company issued 1,840,000 shares of common stock valued at $266,800 to the Shaar Fund Ltd. for principal and accrued interest of $96,512 and $13,158 respectively, with respect to the $1,000,000 8% convertible debenture due November 2, 2007.

On February 3, 2005, the Company issued 25,000 shares of common stock valued at market value of $3,625 for services rendered.

On February 18, 2005, the Company issued 80,000 shares of common stock valued at market value of $8,640 for services rendered.

On February 22, 2005, the Company issued 685,998 shares of common stock valued at market value of $61,740 for payment of interest owed.

On March 29, 2005, the Company issued 450,000 shares of common stock valued at market value of $45,000 for services rendered.

On March 30, 2005 the Company issued 2,500,000 shares of common stock valued at market value of $250,000 to a consultant for services rendered.

On March 31, 2005, the Company issued 366,828 shares of common stock valued at market value of $53,190 for payment of interest owed.

On April 7, 2005 the Company issued 200,000 shares of common stock valued at market value of $21,000 as a cost of obtaining inventory financing.

On April 7, 2005 the Company issued 10,000,000 shares of common stock valued at market value of $1,050,000 as collateral against a purchase order financing Line of Credit of up to $1,000,000. The provider of the financing is required to return these shares to the Company once the term of the financing line has expired and all amounts advanced under the line have been repaid. Accordingly the issuance of these shares has not been recorded in the equity section of the financial statements.

On April 12, 2005 the Company issued 1,750,000 shares of common stock valued at market value of $189,000 to a consultant for services rendered.

On April 20, 2005, the Company issued 189,068 shares of common stock valued at market value of $18,907 for payment of interest owed.

On May 31, 2005 the Company issued 400,000 shares of common stock valued at market value of $48,000 to a consultant for services rendered.

On June 15, 2005, the Company issued 15,312,500 shares of common stock for a series of private placements for cash consideration of $1,225,000.

On June 15, 2005 the Company issued 9,119,714 shares of common stock valued at $729,577 to the Shaar Fund for principal and accrued interest of $629,488 and $100,089 respectively, with respect to final conversion of the $1,000,000 8% convertible debenture due November 2, 2007.

On June 15, 2005 the Company issued 5,294,444 shares of common stock valued at $757,105 to the LTC Financial Partners for principal and accrued interest and financing costs of $400,000 and $357,105 respectively, with respect to final conversion of the debt.

On June 16, 2005 the Company issued 5,600,000 shares of common stock valued at market value of $795,200 to consultants for services rendered.

On June 22, 2005 the Company issued 288,350 shares of common stock valued at market value of $34,602 for services rendered.

On June 22, 2005 the Company issued 3,600,000 shares of common stock valued at market value of $432,000 to a consultant for services rendered.

On June 27, 2005 the Company issued 1,500,000 shares of common stock valued at market value of $180,000 in settlement of accounts payable incurred for the provision of legal services.

On April 27, 2005 the Company's stockholders approved an increase in the authorized share capital of the Company from 275,000,000 authorized shares (250,000,000 common stock and 25,000,000 preferred stock) to 550,000,000 shares, 500,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock with the series, rights, preferences privileges and restrictions to be determined by the Board of Directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development and marketing of golf course management technology using Differential Global Positioning Satellite (DGPS) and Wi-Fi wireless business solutions. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using GPS technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed colour course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At June 30, 2005 and December 31, 2004, substantially all of the Company's assets and operations were located in Canada. Sales offices are located in Canada, USA and England.

The Company applies DGPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company recorded sales revenue during the six months ended June 30, 2005. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The costs of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2005 and December 31, 2004. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of debt and equity financings, sale of its GPS systems and payments from potential distributors and other partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Revenue recognition

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labor and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of these assets, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for the six months ended June 30, 2005. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Six months ended June 30, 2005 and 2004

Revenue - The Company recorded total revenue in the six months ended June 30, 2005 of $3,228,512 as compared to $1,000,234 in the first six months of 2004. This amounted to an increase of $2,228,278 or 223% in total revenue. The Company recorded sales of its Inforemer product for the first time in the six months ended June 30, 2004 and this increase reflects the year over year growth of the Company's sales from its startup position in 2004 and growing acceptance of the Inforemer in the marketplace resulting in the Company's greater penetration of its core market. This revenue is comprised of sales of the Company's Inforemer product and related service contract fees, together with fees payable by certain of its distributors for distributorship partnership fees and purchase of promotional materials from the Company. Revenue also includes patent licence fees received by the Company's subsidiary, Optimal Golf Solutions, Inc. The total revenue from Inforemer products and service contract fees amounted to $2,810,137 as compared to $899,234 in the first six months of 2004. Revenue from distributorship partnership fees amounted to $174,000 compared to $101,000 in 2004. Total patent licence revenue earned by Optimal Golf Solutions amounted to $244,375 as compared to $0 in the first six months of 2004.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the six months ended June 30, 2005 was $2,132,123 of which $1,723,072 represents costs of goods sold and $409,051 represents installation costs. In the first six months of 2004 Cost of Goods Sold was $875,042 comprised of cost of goods sold of $700,763 and installation costs of $174,279.

Selling and Marketing Expenses - Selling and marketing expenses were $1,091,037 for the six months ended June 30, 2005, as compared to $701,705 for the six months ended June 30, 2004. The increase was attributable to increased sales and marketing personnel, sales commissions, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs to introduce the Inforemer product to the marketplace.

General and Administrative Expenses - General and administrative expenses were $3,134,943 for the six months ended June 30, 2005, as compared to $1,102,223 for the six months ended June 30, 2004. This increase was attributable to an increase in personnel, professional fees and consulting fees in connection with enforcement of the Company's recently acquired patents, financing costs and stock based compensation compared to 2004. In particular the Company incurred significant costs in seeking additional financing opportunities; these costs were primarily paid by stock issuance. The sum of expenses in this category which were satisfied by stock issuances rather than cash payments amounted to $1,806,067 or 58% of total general and administrative expenses.

Engineering, Research and Development Expenses - Engineering, research and development expenses increased to $927,493 for the six months ended June 30, 2005 from $566,833 for the six months ended June 30, 2004. This increase was attributable to the engineering and continuing development cost of the Inforemer product. These costs comprised personnel costs, consultants, computer software development costs and service costs of the increased number of Inforemer systems installed.

Depreciation and Amortization - Depreciation and amortization increased by $104,031 or 290 % to $139,853 in the first six months of 2005, as compared to $35,822 in 2004. The Company acquired the rights to certain North American and international GPS patents in the year ended December 31, 2004. These patents are being amortized over the remaining life of the patents. The increase in depreciation and amortization is due to the amortization charged against these patents.

Loss from Operations - The loss from operations was $4,196,937 for the six months ended June 30, 2005, as compared to a loss from operations of $2,281,391 for the six months ended June 30, 2004. The increase was due to substantially higher legal, financing and administrative expenses and sales and marketing expenses in the period. Engineering and R&D expenses in the period also increased.

Interest Expense - Interest expense increased by $839,712 to $972,842 in 2005, as compared to $133,130 in 2004, as a result of an increase of interest-bearing debt, particularly the loan from Great White Shark Enterprises obtained to enable purchase of the Company's patents, drawdowns on bank operating lines of credit and short term financing loans. $501,491 of this total was paid in stock issuances rather than cash payments.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. Finance costs increased to $341,261 in first six months of 2005 as compared to $57,780 in the respective 2004 period. $142,550 of this total was paid by stock issuances.

Gain on Extinguishment of Debt - Gain on extinguishment of debt decreased to $187,453 in the six months ended June 30, 2005 from $1,104,739 for the six months ended June 30, 2004. This gain was comprised of a gain of $362,307 relating to the write-off of debt guarantees of discontinued operations and a loss amounting to $174,854 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $5,321,440 for the six months ended June 30, 2005, as compared to a net loss of $1,298,433 for the six months ended June 30, 2004. This increase is a reflection of the increased expenses incurred in bringing the Inforemer product to market, financing costs and setting up a sales and distribution organization, which have partially been offset by the gain on extinguishment of debt and net sales revenue for the period. The company incurred significant costs in seeking additional financing opportunities, these costs were primarily paid by stock issuance and are included under the General and Administrative Expense category. Total expenses paid by stock issuances in the period amounted to $2,624,962.

Liquidity and Capital Resources - June 30, 2005:

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

Operating Activities - The Company's operations utilized cash of $ 2,542,379 during the six months ended June 30, 2005, as compared to $2,185,736 during the six months ended June 30, 2004. The increase in cash utilized in operations in 2005 as compared to 2004 was primarily a result of an increase in inventories and accounts receivable, combined with the increase in net loss for the period.

At June 30, 2005, cash decreased by $144,304 to $28,788, as compared to $173,092 at December 31, 2004.

The Company had a working capital deficit of $ 12,706,970 at June 30, 2005, as compared to a working capital deficit of $14,210,188 at December 31, 2004. At June 30, 2005 and December 31, 2004, $3,061,215 and $3,423,522 respectively of the Company's current liabilities consisted of liabilities with respect to discontinued operations.

Investing Activities - Net cash used in investing activities was $15,691 and $106,150 for the six months ended June 30, 2005 and 2004, respectively, consisting of the purchase of equipment and patents.

Financing Activities - Net cash provided by financing activities was $2,413,766 for the six months ended June 30, 2005, as compared to $2,300,181 for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company made payments on loans of $288,920 and loans from related parties of $13,671. During the six months ended June 30, 2005, the Company received proceeds from borrowing on convertible loans of $54,108 and proceeds from bank borrowings and short term loans of $1,636,549 During the six months ended June 30, 2005 the Company issued common stock for cash consideration of $1,025,700.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of June 30, 2005, the Company had borrowed $1,794,493 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. $52,000, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the six months ended June 30, 2005. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of June 30, 2005 this line was drawn down in the amount of $994,712. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to June 30, 2005. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, has been renewed until October 31, 2005. These warrants have been valued at $72,000. An amount of $54,000 was charged to operations, as finance costs, in 2004 and the remaining amount of $18,000 in the first quarter of 2005. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.

Off Balance Sheet Arrangements.

The Company had no Off Balance Sheet arrangements for the six months ended June 30, 2005, or for the six months ended June 30, 2004

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

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of Share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2005 the Company issued a total of 49,901,902 shares of common stock, valued at a market value of $5,120,086. Of these, 15,393,350 shares were issued for services rendered valued at a market value of $1,806,767; 4,361,000 shares were issued to pay interest of $501,491; 1,050,000 were issued for financing costs valued at a market value of $142,550:
9,487,849 shares were issued in payment of convertible debt valued at a market value of $864,279; 4,297,203 shares were issued in other debt settlement valued at a market value of $580,000 and 15,312,500 shares were issued for cash consideration of $1,225,000.

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2005 the Company's shareholders approved an increase in the authorized share capital of the Company from 275,000,000 authorized shares (250,000,000 common stock and 25,000,000 preferred stock) to 550,000,000 shares, 500,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock with the series, rights, preferences privileges and restrictions to be determined by the Board of Directors of the Company. 120,297,017 shares were voted at the meeting out of 207,552,851 entitled to vote, representing 58% of the shares entitled to vote. Of the 120,297,017 shares voted 115,180,874 voted in favour of the increase, 5,029,798 voted against the increase and 86,345 abstained.

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

                              GPS INDUSTRIES, INC.
                                  (Registrant)





                                       /s/ ROBERT C. SILZER, SR.
Date:  August 15, 2005            By:  ___________________________
                                       Robert C. Silzer, Sr.
                                       Chief Executive Officer
                                       (Duly Authorized Officer)



                                       /s/ GEORGE DORIN
Date:  August 15, 2005            By:  ___________________________
                                       George Dorin
                                       Chief Financial Officer
                                       (Duly Authorized Officer)