Form 10QSB
period 2005-09-30
GPS INDUSTRIES, INC.
filed 2005-11-14
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 14, 2005 the Company had 257,856,255 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES




                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet - September 30, 2005 (Unaudited)..............3

    Consolidated Statements of Operations (Unaudited) -
    Nine months ended September 30, 2005 and 2004............................4

    Consolidated Statements of Operations (Unaudited) -
    Three months Ended September 30, 2005 and 2004. .........................5

    Consolidated Statements of Cash Flows (Unaudited) -
    Nine months ended September 30, 2005 and 2004............................6

    Notes to Consolidated Financial Statements (Unaudited) -
    Nine months ended September 30, 2005 and 2004............................7

  Item 2.  Management's Discussion and Analysis or Plan of Operation........15

  Item 3.  Controls and Procedures..........................................24

PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings................................................25

  Item 2.  Changes in Securities and Use of Proceeds........................25

  Item 3.  Defaults Upon Senior Securities..................................25

  Item 4.  Submission of matters to a vote of security holders..............25

  Item 5.  Other information................................................25

  Item 6.  Exhibits.........................................................25

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              September 30, 2005
                                                                     (Unaudited)
                                                              ------------------
Assets

Current

     Cash                                                     $          52,501
     Accounts receivable                                                814,443
     Inventories                                                      1,624,629
     Prepaid expenses and other current assets                          163,223
          Total current assets                                        2,654,796

Property and equipment, net                                              75,800

Patents                                                               1,579,758

Deferred implementation costs                                           215,539
                                                              ------------------
                                                              $       4,525,893
                                                              ==================

Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                        $       2,538,912
     Bank loan                                                           20,987
     Deferred Revenue                                                   272,725
     Short term loans                                                 2,727,930
     Accounts payable and accrued liabilities                         3,615,259
     Liability associated with Optimal Golf acquisition               2,878,000
     Promissory notes - related parties                                 565,853
                                                              ------------------
                                                                     12,619,666
                                                              ------------------

     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,274,757
     Accounts payable and accrued liabilities                         1,442,152
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                      3,004,376
                                                              ------------------
          Total current liabilities                                  15,624,042
                                                              ------------------


Convertible Debt, net of unamortized debt discounts and
 deferred interest of $1,843,014                                         16,987

Long Term debt - Related Party                                        2,252,357



Stockholders' deficit
     5% Convertible Preferred Shares, $.001 par value,
      50,000,000 authorized, 375,000 issued and outstanding             375,000
     Class A common stock, $.001 par value, 500,000,000
      authorized, 257,856,255 issued and outstanding                    257,856
     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                    ( 506,841)
     Deferred Financing Costs                                         ( 250,000)
     Additional paid-in capital                                      38,224,573
     Accumulated deficit                                           ( 52,190,376)

          Total Stockholder's Deficit                              ( 13,367,493)
                                                              ------------------
                                                              $       4,525,893
                                                              ==================




See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       --------------------------------
                                                           For the Nine Months Ended
                                                                  September 30,
                                                               2005            2004
                                                           (Unaudited)     (Unaudited)
                                                       --------------------------------
Revenue                                                $     4,039,278   $   1,723,018

Cost of Goods Sold                                           2,142,546       1,317,596

Installation Costs                                             618,616         254,985
                                                       --------------------------------
Gross Profit                                                 1,278,116         150,437
                                                       --------------------------------


Operating Expenses

      General and Administrative Expenses                    4,057,653       1,628,449
      Depreciation and amortization                            207,210          63,745
      Sales and marketing                                    1,439,274       1,155,942
      Engineering and Research and Development               1,454,659         886,510
                                                             7,158,796       3,734,646
                                                       --------------------------------
Loss Before Other Income (Expense)                         ( 5,880,680)    ( 3,584,209)
                                                       --------------------------------
Other Income (Expense)

      Finance costs                                          ( 603,835)      ( 224,129)
      Interest expense                                     ( 1,258,327)      ( 336,389)
      Gain (loss) on foreign exchange                            1,287        ( 54,799)
      Gain on extinguishment of debt                           244,292       1,741,756
                                                       --------------------------------
                                                           ( 1,616,583)      1,126,439
                                                       --------------------------------
Loss From Continuing Operations                            ( 7,497,263)    ( 2,457,770)

Loss From Discontinued Operations                                    -               -
                                                       --------------------------------
Net Loss Before Deemed Preferred Stock Dividend             (7,497,263)     (2,457,770)

      Deemed Preferred Stock Dividend                                -       ( 120,423)
                                                       --------------------------------
Net Loss                                               $   ( 7,497,263)  $ ( 2,578,193)
                                                       ================================

Loss per common share - basic and diluted
                                                              $ ( 0.03)       $ ( 0.02)
                                                       ================================


Weighted average number of common shares outstanding -
      basic and diluted                                    228,078,000     160,751,866
                                                       ================================


See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       ----------------------------------
                                                           For the Three Months Ended
                                                                  September 30,
                                                               2005             2004
                                                           (Unaudited)      (Unaudited)
                                                       ----------------------------------
Revenue                                                $       810,766   $       722,784

Cost of Goods Sold                                             419,474           616,833

Installation Costs                                             209,565            80,706
                                                       ----------------------------------
Gross Profit                                                   181,727            25,245
                                                       ----------------------------------


Operating Expenses

      General and Administrative Expenses                      922,710           526,226
      Depreciation and amortization                             67,357            27,923
      Sales and marketing                                      348,237           454,237
      Engineering and Research and Development                 527,166           319,677
                                                       ----------------------------------
                                                             1,865,470         1,328,063
                                                       ----------------------------------
Loss Before Other Income (Expense)                         ( 1,683,743)      ( 1,302,818)
                                                       ----------------------------------
Other Income (Expense)

      Finance costs                                          ( 262,574)        ( 166,349)
      Interest expense                                       ( 285,485)        ( 203,259)
      Loss on foreign exchange                                   ( 860)        ( 123,928)
      Gain on extinguishment of debt                            56,839           637,017
                                                       ----------------------------------
                                                             ( 492,080)          143,481
                                                       ----------------------------------
Loss From Continuing Operations                            ( 2,175,823)      ( 1,159,337)

Loss From Discontinued Operations                                    -                 -
                                                       ----------------------------------
Net Loss Before Deemed Preferred Stock Dividend             (2,175,823)       (1,159,337)

      Deemed Preferred Stock Dividend                                -         ( 120,423)

Net Loss                                               $   ( 2,175,823)  $   ( 1,279,760)
                                                       ==================================

Loss per common share - basic and diluted
                                                       $        ( 0.01)  $        ( 0.01)
                                                       ==================================


Weighted average number of common shares outstanding -
      basic and diluted                                    256,458,508       172,053,872
                                                       ==================================

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  --------------------------------
                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                         2005           2004
                                                                     (Unaudited)     (Unaudited)
                                                                  --------------------------------
Cash Flow From Operating Activities
      Net loss from operations                                    $  ( 7,497,263) $   ( 2,457,770)

      Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation and amortization                                 234,707           63,745
           Amortization of deferred compensation                         168,948          168,945
           Loss/ (Gain) on extinguishment of debt                        174,854      ( 1,741,756)
           Expenses paid by issuance of stock                          1,982,592          419,040
           Interest converted to stock                                   501,491           28,483
           Finance charges converted to stock                            168,550          134,286
           Amortization of finance costs                                 100,000           26,000

      Changes in operating assets and liabilities:
           Inventories                                                  (231,431)     ( 1,161,429)
           Accounts Receivable                                          (574,745)       ( 479,922)
           Prepaid expenses and deposits                                   7,310            5,676
           Deferred implementation costs                                (210,242)          98,087
           Accounts payable and accrued liabilities                    1,455,621          285,657
           Discontinued Accounts payable and accrued liabilities        (419,146)       1,139,586
           Deferred Revenue                                              153,877          125,636
                                                                  --------------------------------
Net Cash Used In Operating Activities                                ( 3,984,877)     ( 3,345,736)
                                                                  --------------------------------
Cash Flow From Investing Activities
           Purchase of property and equipment                            ( 7,672)       ( 121,097)
           Purchase of patents                                           ( 8,900)        ( 20,000)
           Investment in Optimal Golf                                  ( 300,000)               -
                                                                  --------------------------------
Net Cash Flow Used In Investing Activities                             ( 316,572)       ( 141,097)
                                                                  --------------------------------
Cash Flow From Financing Activities
           Common stock issued for cash                                1,225,000          200,000
           Convertible preferred stock issued for cash                         -          250,000
           Proceeds from loans                                         1,464,598        2,100,782
           Repayments of long term loan                                ( 267,643)               -
           Repayments of bank loan                                        (4,134)        ( 18,694)
           Borrowings under bank indebtedness                            229,504          962,648
           Repayments of loans from related parties                      (37,562)         ( 9,869)
           Borrowing on convertible loans                              1,571,095           20,036
                                                                  --------------------------------
Net Cash Flow From Financing Activities                                4,180,858        3,504,903
                                                                  --------------------------------


Net Increase (Decrease) In Cash                                        ( 120,591)          18,070

Cash, Beginning Of Period                                                173,092            3,367
                                                                  --------------------------------
Cash, End Of Period                                               $       52,501  $        21,437
                                                                  ================================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                      $      756,836  $       364,872
                                                                  ================================

      Cash paid for taxes                                         $            -  $             -
                                                                  ================================

Non-Cash Investing And Financing Activities

      Common stock issued on conversion of convertible notes      $      726,000  $       160,000
                                                                  ================================

      Common stock issued to settle debt                          $      400,000  $       150,000
                                                                  ================================

      Common stock issued in settlement of accounts payable       $      143,425  $       436,060
                                                                  ================================

GPS Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements Nine Months Ended September 30, 2005 and 2004 (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations for the nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

Business - The Company develops and markets GPS and Wi-Fi wireless business solutions for golf courses, golf residential communities and golf resorts. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using Differential Global Positioning Satellite ("DGPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At September 30, 2005, substantially all of the Company's assets and operations were located in Canada.

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

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2005 and December 31, 2004. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of it's GPS systems and payments from distributors and potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock. No stock options were issued to employees in the nine months ended September 30, 2005 or the nine months ended September 30, 2004.

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

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. Debt

Bank Indebtedness

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of September 30, 2005, the Company had borrowed approximately $1,518,000 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to September 30, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. $52,000, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the nine months ended September 30, 2005. The Company has agreed to issue a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of September 30, 2005 this line was drawn approximately $1,017,000. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to September 30, 2005. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until April 2006. These warrants have been valued at $72,000. An amount of $54,000 was charged to operations, as finance costs, in 2004 and the remaining amount of $18,000 in the first quarter of 2005. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.

Short-Term Loan

As of September 30, 2005 the Company has $2,727,930 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The largest of these, amounting to $1,555,000, is from a director and shareholder.

On June 8, 2005 the Company converted a convertible loan outstanding to the Shaar Fund. The principal amount converted was $629,488 and accrued interest of $100,089 was also converted to common stock of the Company. The total number of shares issued to settle this liability was 9,119,714.

Purchase Order Financing

In April 2005 the Company borrowed funds under an agreement to obtain purchase order financing on confirmed sales orders. The provider of this financing has been issued 10,000,000 shares of the Company to be held as security against the amounts advanced (the Collateral Shares). The provider of the financing is required to return these shares to the Company once the term of the financing line has expired and all amounts advanced under the line have been repaid. Accordingly the issuance of these shares has not been recorded in the equity section of the financial statements. As of September 30, 2005 the Company owed $49,000 on this purchase order financing line of credit. The Company pays a $1,500 per transaction fee to this lender for each advance, plus 17% per annum interest for the period the advance is required. Additionally the lender receives 100,000 shares per month as a standby fee as long as the facility is in effect. The balance of $49,000 owing under this financing line was repaid on October 4, 2005 and the provider informed the Company that the Collateral Shares will be returned to the Company for cancellation. The $49,000 owed under this agreement at September 30, 2005 is included in the balance of $2,727,930 owed on Short Term Loans.

Liability Associated with Acquisition of Optimal Golf Solutions, Inc.

On November 19, 2004 GPSI acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation owned by Darryl Cornish and Charles Huston ("Optimal Shareholders"), for a total of $5,250,000 plus interest of 4.75% per annum on the principal balance outstanding payable as follows:
$100,000 on signing a Letter Of Intent on November 8, 2004, $1,000,000 on closing, a stock payment of 9,000,000 restricted common shares of GPSI valued at $2,250,000 using a minimum price of $.25 per share and a final stock payment of $1,900,000 representing 7,600,000 common shares of GPSI using a minimum price of $.25 per share. These shares can be sold after the effectiveness of a registration statement and in accordance with a Leakage Agreement. The final purchase price will vary based upon the performance of the Company's shares. The obligation to pay the deferred purchase price was secured by a first security interest in the Optimal patents.

The first stock payment of 9,000,000 shares can be sold (in accordance with the Leakage Agreement) over 180 trading days. Any funds received from the sale of those shares over $3,250,000 (i.e. $1,000,000 over the $2,250,000 target price for the first share payment) will be deducted from the amount to be paid with the second stock payment, for the remaining amount due of $1,900,000 (plus interest). If the former Optimal shareholders sold their shares and received less than the target price of $.25 per share, then the Company was required to issue additional shares to make up the difference (or cash under certain conditions).

The second stock payment is to be issued at a 15% discount to market price at the time of issuance and can be sold into the market by the Optimal Shareholders over a further 180 trading days. On May 28, 2005 the Company entered into a First Amendment to Stock Purchase Agreement whereby the Company was granted up to six months of additional time to have a Registration Statement declared effective. As consideration for this extension, the Company agreed to pay $100,000 per month, which would be applied to the balance owing which was to be settled with the second stock payment. However, because the Registration Statement was not filed by September 30, 2005, the Company lost the benefit of the reduction in the balance of the second stock payment and of any amounts realized from the sales of the first stock payment over $3,250,000 (the "cap"), which was to reduce the amount to be paid in the second stock payment.

Because the Company did not have the Registration Statement filed by September 30, 2005, it has agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.10 on October 19, 2005.

On September 30, 2005 the Company recorded an additional $198,000 in the liability associated with the Optimal acquisition due to the decrease in the stock price from $.13, when the 9,000,000 shares was recorded to $.108 on September 30, 2005.

Long-Term Debt -Related Party (Great White Shark Enterprises)

On December 3, 2004, GPSI entered into a Credit Agreement with Great White Shark Enterprises, Inc. ("GWSE") for GWSE to provide a Term Loan of $3,000,000 to GPSI. These funds were received by GPSI as follows: $1,000,000 on November 22, 2004 and the balance of $2,000,000 on December 3, 2004 (less outstanding service fees owed by GPSI to GWSE on December 31, 2004 of $548,750 pursuant to a Merchandising Agreement dated April, 2003). Collateral for the loan was (a) a first priority security interest in (a) all of the shares of the capital stock of Optimal, (b) a second security interest in the Optimal Patents and (c) a first security interest in the Pinranger Patents acquired by GPSI pursuant to an Agreement dated July 2, 2004 between GPSI and Pinranger (Australia) Pty. Ltd. and PagiSat, LLC. The Pinranger Patents are registered in 13 countries in Europe, Japan, and Australia.

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

The Company has paid $319,072 of this liability during the nine months ended September 30, 2005. As at September 30, 2005 the principal amount outstanding is $2,680,928 which is offset by unamortized debt discount of $428,571, giving a net balance of $2,252,357.

Convertible Debt

On September 20, 2005, the Company entered into a Securities Purchase Agreement (the "Stock Purchase Agreement") with AJW Offshore, Ltd, AJW Partners, LLC, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (the Purchasers) providing for the issuance by the Company to the Purchasers of up to $3,720,000 of secured convertible notes (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder. The conversion price is the lesser of (i) the Variable Conversion Price (as defined) and (ii) $.10 (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" means the Applicable Percentage (as defined) multiplied by the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices (as defined) for the Common Stock during the twenty
(20) Trading Day period ending one Trading Day prior to the date the conversion notice is sent by the applicable Holder to the Company. "Trading Price" means the intraday trading price on the Over-the-Counter Bulletin Board.

The term of the Notes is three years from the date of issuance. The repayment of the principal amount of the Notes is based on 124% of the subscription amount.

The Company may redeem the Notes upon at least 10 trading days notice in accordance with the following. So long as the Common stock is trading at or below $.15 per share, as such price may be adjusted for stock splits, recapitalizations and similar events (the "Maximum Price") the Company has the right to prepay all of the outstanding Notes in an amount in cash (the "Optional Prepayment Amount") equal to (i) 125% (for prepayments occurring within 30 days of the Issue Date), (ii) 130% for prepayments occurring between 31 and 60 days of the Issue Date, or (iii) 135% (for prepayments occurring after the sixtieth 60th day following the Issue Date), multiplied by the sum of the then outstanding principal amount of the applicable Note plus certain other amounts, if any, required to be paid by the Company as a result of specified defaults under the definitive agreements. If the stock is trading above the Maximum Price, the Company may exercise its right to prepay the Notes by paying to the Holders, in addition to the Optional Prepayment Amount, an amount equal to the aggregate number of shares that such Holders would have received upon conversion of the amount of the Note being prepaid multiplied by the difference between the closing price of the Company's Common Stock on the Optional Prepayment Date less the Conversion Price then in effect. In the event that the average daily price of the Common Stock for each day of the month ending on any determination date is below the Initial Market Price, the Company may, at its option, prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by 36 plus one month's interest. The term "Initial Market Price" means the volume weighted average price of the Common Stock for the five (5) Trading Days immediately preceding the Closing which is $.08.

As a condition to the closing the Company's President entered into a Guaranty and Pledge agreement (the "Pledge Agreement") pursuant to which he agreed to pledge 6,371,306 shares as collateral. The Notes are also secured by the assets of the Company pursuant to a Security Agreement and Intellectual Property Security Agreement.

On September 20, 2005, pursuant to the Securities Purchase Agreement, the Company sold to the Purchasers, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $1,860,000 in aggregate principal amount of Notes and issued Warrants to purchase an aggregate of 3,000,000 shares at an exercise price of $0.25 per share for an aggregate purchase price of $1,500,000. Lionheart Group, Ocean Avenue Advisors and E.H. Winston Associates and Co. received commissions in the aggregate amount of $150,000.

The principal amount of the note was $1,860,000 of which $360,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Warrants and a Beneficial Conversion Factor arising from the discount of the conversion price from the market price of the shares on the date the Notes and Warrants were issued. The debt discount arising from the issuance of the Warrants amounted to $161,870 and the Beneficial Conversion Factor arising from the discounted conversion price amounted to $1,338,130. Both of these discount amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended September 30, 2005 amortization of these offsets amounted to $1,478 for warrants, $12,221 for the beneficial conversion factor and $3,288 of deferred interest, totaling $16,987.

Other Debt Related Activity

On September 11, 2005, the Company also entered into a Registration Rights Agreement with the investors signatory thereto, which provides that on or prior to 30 days after the closing, of which one occurred on September 20, 2005, the Company shall prepare and file with the Securities and Exchange Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Notes and the shares issuable upon exercise of the Warrants). If the registration statement is not filed within 30 days or is, for any reason, not declared effective within 90 days, the Registrant shall pay liquidated damages to the investors. The Company filed the Registration Statement on October 20, 2005.

Upon filing of the Registration Statement and provided that the Company has obtained from Great White Shark Enterprises ("GWSE") an agreement to share ratably with Purchasers GWSE's interest in the 093 patent owned by a subsidiary of the Company (the "GWSE Agreement"), the Purchasers are obligated to purchase an additional $930,000 principal amount of Notes and additional warrants to purchase 1,500,000 shares for $750,000, and upon effectiveness of the Registration Statement, an additional $930,000 principal amount of notes and warrants to purchase an additional 1,500,000 shares for an additional purchase price of $750,000. This purchase was completed on October 28, 2005.

On October 28, 2005, pursuant to the Securities Purchase Agreement, the Company sold to the Purchasers, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $930,000 in aggregate principal amount of Notes and issued Warrants to purchase an aggregate of 1,500,000 shares for an aggregate purchase price of $750,000. Lionheart Group, Ocean Avenue Advisors and E.H. Winston Associates and Co. received commissions in the aggregate amount of $75,000.

5. Liabilities Related to Discontinued Operations

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted. The Company has recorded accounts payable and accrued liabilities of $904,343 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted. In conjunction with the ProShot transaction, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $537,809. All such liabilities are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet. In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

During the nine months ended September 30, 2005 the Company wrote off trade debts arising from discontinued operations amounting to $419,146. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

6. Legal Proceedings

At September 30, 2005, the Company was involved in the following legal proceedings:

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

On July 5, 2005 the Company issued 200,000 shares of common stock valued at market value of $26,000 as a cost of obtaining inventory financing.

On July 7, 2005 the Company issued 132,500 shares of common stock valued at market value of $17,225 for services rendered.

On August 16, 2005 the Company issued 5,900,000 shares of common stock valued at market value of $643,100 to consultants for services rendered.

On August 17, 2005 the Company cancelled 3,600,000 shares of common stock valued at market value of $511,200 which had previously been issued to consultants for services rendered.

On September 17, 2005 the Company issued 300,000 shares of common stock valued at market value of $26,700 to a consultant for services rendered.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development and marketing of golf course management technology using Differential Global Positioning Satellite (DGPS) and Wi-Fi wireless business solutions. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using GPS technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed colour course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At September 30, 2005 and December 31, 2004, substantially all of the Company's assets and operations were located in Canada. Sales offices are located in Canada, USA and England.

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

The Company recorded sales revenue during the nine months ended September 30, 2005. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The costs of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2005 and December 31, 2004. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of debt and equity financings, sale of its GPS systems and payments from potential distributors and other partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of these assets, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for the nine months ended September 30, 2005. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Nine months ended September 30, 2005 and 2004

Revenue - The Company recorded total revenue in the nine months ended September 30, 2005 of $4,039,278 as compared to $1,723,018 in the first nine months of 2004. This amounted to an increase of $2,316,260 or 134% in total revenue. The Company recorded sales of its Inforemer product for the first time in the nine months ended September 30, 2004 and this increase reflects the year over year growth of the Company's sales from its startup position in 2004 and growing acceptance of the Inforemer in the marketplace resulting in the Company's greater penetration of its core market. This revenue is comprised of sales of the Company's Inforemer product and related service contract fees, together with fees payable by certain of its distributors for distributorship partnership fees and purchase of promotional materials from the Company. Revenue also includes patent licence fees received by the Company's subsidiary, Optimal Golf Solutions, Inc. The total revenue from Inforemer products and service contract fees amounted to $3,494,822 as compared to $1,602,018 in the first nine months of 2004. Revenue from distributorship partnership fees amounted to $154,000 compared to $121,000 in 2004. Total patent licence revenue earned by Optimal Golf Solutions amounted to $390,457 as compared to $0 in the first nine months of 2004.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the nine months ended September 30, 2005 was $2,761,162 of which $2,142,546 represents costs of goods sold and $618,616 represents installation costs. In the first nine months of 2004 Cost of Goods Sold was $1,572,581 comprised of cost of goods sold of $1,317,596 and installation costs of $254,985.

Selling and Marketing Expenses - Selling and marketing expenses were $1,439,274 for the nine months ended September 30, 2005, as compared to $1,155,942 for the nine months ended September 30, 2004. The increase was attributable to increased sales and marketing personnel, sales commissions, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs to introduce the Inforemer product to the marketplace.

General and Administrative Expenses - General and administrative expenses were $4,057,653 for the nine months ended September 30, 2005, as compared to $1,628,449 for the nine months ended September 30, 2004. This increase was attributable to an increase in personnel, professional fees and consulting fees in connection with enforcement of the Company's recently acquired patents, financing costs and stock based compensation compared to 2004. In particular the Company incurred significant costs in seeking additional financing opportunities; these costs were primarily paid by stock issuance. The sum of expenses in this category which were satisfied by stock issuances rather than cash payments amounted to $1,982,592 or 49% of total general and administrative expenses.

Engineering, Research and Development Expenses - Engineering, research and development expenses increased to $1,454,659 for the nine months ended September 30, 2005 from $886,510 for the nine months ended September 30, 2004. This increase was attributable to the engineering and continuing development cost of the Inforemer product. These costs comprised personnel costs, consultants, computer software development costs and service costs of the increased number of Inforemer systems installed.

Depreciation and Amortization - Depreciation and amortization increased by $143,465 or 225% to $207,210 in the first nine months of 2005, as compared to $63,745 in 2004. The Company acquired the rights to certain North American and international GPS patents in the year ended December 31, 2004. These patents are being amortized over the remaining life of the patents. The increase in depreciation and amortization is due to the amortization charged against these patents.

Loss from Operations - The loss from operations was $5,880,680 for the nine months ended September 30, 2005, as compared to a loss from operations of $3,584,209 for the nine months ended September 30, 2004. The increase was due to substantially higher legal, financing and administrative expenses and sales and marketing expenses in the period. Engineering and R&D expenses in the period also increased.

Interest Expense - Interest expense increased by $921,938 to $1,258,327 in 2005, as compared to $336,389 in 2004, as a result of an increase of interest-bearing debt, particularly the loan from Great White Shark Enterprises obtained to enable purchase of the Company's patents, drawdowns on bank operating lines of credit and short term financing loans. Of this total, $501,491 was paid in stock issuances rather than cash payments.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. The value of these warrants is recorded as a discount on the convertible debentures and is being amortized over the term of the respective convertible debenture. Finance costs increased to $603,835 in first nine months of 2005 as compared to $224,129 in the respective 2004 period. Of this total, $168,550 was paid by stock issuances.

Gain on Extinguishment of Debt - Gain on extinguishment of debt decreased to $244,292 in the nine months ended September 30, 2005 from $1,741,756 for the nine months ended September 30, 2004. This gain was comprised of a gain of $419,146 relating to the write-off of debt guarantees of discontinued operations and a loss amounting to $ 174,854 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $7,497,263 for the nine months ended September 30, 2005, as compared to a net loss of $2,578,193 for the nine months ended September 30, 2004. This increase is a reflection of the increased expenses incurred in bringing the Inforemer product to market, financing costs and setting up a sales and distribution organization, which have partially been offset by the gain on extinguishment of debt and net sales revenue for the period. The Company incurred significant costs in seeking additional financing opportunities, these costs were primarily paid by the issuance of stock and are included under the General and Administrative Expense category. Total expenses paid by stock issuances in the period amounted to $2,625,933.

Liquidity and Capital Resources - September 30, 2005:

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

Operating Activities - The Company's operations utilized cash of $3,984,877 during the nine months ended September 30, 2005, as compared to $3,345,736 during the nine months ended September 30, 2004. The increase in cash utilized in operations in 2005 as compared to 2004 was primarily a result of an increase in inventories, deferred implementation costs and accounts receivable, combined with the increase in net loss for the period.

At September 30, 2005, cash decreased by $120,591 to $52,501, as compared to $173,092 at December 31, 2004.

The Company had a working capital deficit of $12,969,246 at September 30, 2005, as compared to a working capital deficit of $14,210,188 at December 31, 2004. At September 30, 2005 and December 31, 2004, $3,004,376 and $3,423,522 respectively of the Company's current liabilities consisted of liabilities with respect to discontinued operations.

Investing Activities - Net cash used in investing activities was $316,572 and $141,097 for the nine months ended September 30, 2005 and 2004, respectively, consisting of the purchase of equipment and patents and payments relating to the purchase of Optimal Golf Solutions, Inc.

Financing Activities - Net cash provided by financing activities was $4,180,858 for the nine months ended September 30, 2005, as compared to $3,504,903 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company made payments on loans of $271,777 and loans from related parties of $37,562. During the nine months ended September 30, 2005, the Company received proceeds from borrowing on convertible loans of $1,571,095 and proceeds from bank borrowings and short term loans of $1,694,102. During the nine months ended September 30, 2005 the Company issued common stock for cash consideration of $1,225,000.

Lines of Credit

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of September 30, 2005, the Company had borrowed $1,517,792 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to September 30, 2006.. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. $52,000, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the nine months ended September 30, 2005. The Company has agreed to issue a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of September 30, 2005 this line was drawn down in the amount of $1,017,313. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to September 30, 2005. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until April 2006. These warrants have been valued at $72,000. An amount of $54,000 was charged to operations, as finance costs, in 2004 and the remaining amount of $18,000 in the first quarter of 2005. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.

Acquisition of Optimal Golf Solutions, Inc.

On November 19, 2004 GPSI acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation owned by Darryl Cornish and Charles Huston ("Optimal Shareholders"), for a total of $5,250,000 plus interest of 4.75% per annum on the principal balance outstanding payable as follows:
$100,000 on signing a Letter Of Intent on November 8, 2004, $1,000,000 on closing, a stock payment of 9,000,000 restricted common shares of GPSI valued at $2,250,000 using a minimum price of $.25 per share and a final stock payment of $1,900,000 representing 7,600,000 common shares of GPSI using a minimum price of $.25 per share. These shares can be sold after the effectiveness of a registration statement and in accordance with a Leakage Agreement. The final purchase price will vary based up the performance of the Company's shares. The obligation to pay the deferred purchase price was secured by a first security interest in the Optimal patents.

The first stock payment of 9,000,000 shares can be sold (in accordance with the Leakage Agreement) over 180 trading days. Any funds received from the sale of those shares over $3,250,000 (i.e. $1,000,000 over the $2,250,000 target price for the first share payment) will be deducted from the amount to be paid with the second stock payment, for the remaining amount due of $1,900,000 (plus interest). If the former Optimal shareholders sold their shares and received less than the target price of $.25 per share, then the Company was required to issue additional shares to make up the difference (or cash under certain conditions).

The second stock payment is to be issued at a 15% discount to market price at the time of issuance and can be sold into the market by the Optimal Shareholders over a further 180 trading days. On May 28, 2005 the Company entered into a First Amendment to Stock Purchase Agreement whereby the Company was granted up to six months of additional time to have a Registration Statement declared effective. As consideration for this extension, the Company agreed to pay $100,000 per month, which would be applied to the balance owing which was to be settled with the second stock payment. However, because the Registration Statement was not filed by September 30, 2005, the Company lost the benefit of the reduction in the balance of the second stock payment and of any amounts realized from the sales of the first stock payment over $3,250,000 (the "cap"), which was to reduce the amount to be paid in the second stock payment.

Because the Company did not have the Registration Statement filed by September 30, 2005, it has agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.10 on October 19, 2005.

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

The Company has paid $319,072 of this liability during the nine months ended September 30, 2005. As at September 30, 2005 the principal amount outstanding is $2,680,928 which is offset by unamortized debt discount of $428,571, giving a net balance of $2,252,357.

Equity Offering

Pursuant to the terms of Securities Purchase Agreements, in June 2005, the Company sold 15,312,500 shares for a cash purchase aggregate amount of $1,225,000.

Sale of Convertible Notes

On September 20, 2005, the Company entered into a Securities Purchase Agreement (the "Stock Purchase Agreement") with AJW Offshore, Ltd, AJW Partners, LLC, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (the Purchasers) providing for the issuance by the Company to the Purchasers of up to $3,720,000 of secured convertible notes (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder. The conversion price is the lesser of (i) the Variable Conversion Price (as defined) and (ii) $.10 (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" means the Applicable Percentage (as defined) multiplied by the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices (as defined) for the Common Stock during the twenty
(20) Trading Day period ending one Trading Day prior to the date the conversion notice is sent by the applicable Holder to the Company. "Trading Price" means the intraday trading price on the Over-the-Counter Bulletin Board.

The term of the Notes is three years from the date of issuance. The repayment of the principal amount of the Notes is based on 124% of the subscription amount.

The Company may redeem the Notes upon at least 10 trading days notice in accordance with the following. So long as the Common stock is trading at or below $.15 per share, as such price may be adjusted for stock splits, recapitalizations and similar events (the "Maximum Price") the Company has the right to prepay all of the outstanding Notes in an amount in cash (the "Optional Prepayment Amount") equal to (i) 125% (for prepayments occurring within 30 days of the Issue Date), (ii) 130% for prepayments occurring between 31 and 60 days of the Issue Date, or (iii) 135% (for prepayments occurring after the sixtieth 60th day following the Issue Date), multiplied by the sum of the then outstanding principal amount of the applicable Note plus certain other amounts, if any, required to be paid by the Company as a result of specified defaults under the definitive agreements. If the stock is trading above the Maximum Price, the Company may exercise its right to prepay the Notes by paying to the Holders, in addition to the Optional Prepayment Amount, an amount equal to the aggregate number of shares that such Holders would have received upon conversion of the amount of the Note being prepaid multiplied by the difference between the closing price of the Company's Common Stock on the Optional Prepayment Date less the Conversion Price then in effect. In the event that the average daily price of the Common Stock for each day of the month ending on any determination date is below the Initial Market Price, the Company may, at its option, prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by 36 plus one month's interest. The term "Initial Market Price" means the volume weighted average price of the Common Stock for the five (5) Trading Days immediately preceding the Closing which is $.08.

As a condition to the closing the Company's President entered into a Guaranty and Pledge agreement (the "Pledge Agreement") pursuant to which he agreed to pledge 6,371,306 shares as collateral. The Notes are also secured by the assets of the Company pursuant to a Security Agreement and Intellectual Property Security Agreement.

On September 20, 2005, pursuant to the Securities Purchase Agreement, the Company sold to the Purchasers, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $1,860,000 in aggregate principal amount of Notes and issued Warrants to purchase an aggregate of 3,000,000 shares at an exercise price of $0.25 per share for an aggregate purchase price of $1,500,000. Lionheart Group, Ocean Avenue Advisors and E.H. Winston Associates and Co. received commissions in the aggregate amount of $150,000.

The principal amount of the note was $1,860,000 of which $360,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Warrants and a Beneficial Conversion Factor arising from the discount of the conversion price from the market price of the shares on the date the Notes and Warrants were issued. The debt discount arising from the issuance of the Warrants amounted to $161,870 and the Beneficial Conversion Factor arising from the discounted conversion price amounted to $1,338,130. Both of these discount amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended September 30, 2005 amortization of these offsets amounted to $1,478 for warrants, $12,221 for the beneficial conversion factor and $3,288 of deferred interest, totaling $16,987.

On September 11, 2005, the Company also entered into a Registration Rights Agreement with the investors signatory thereto, which provides that on or prior to 30 days after the closing, of which one occurred on September 20, 2005, the Company shall prepare and file with the Securities and Exchange Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Notes and the shares issuable upon exercise of the Warrants). If the registration statement is not filed within 30 days or is, for any reason, not declared effective within 90 days, the Registrant shall pay liquidated damages to the investors. The Company filed the Registration Statement on October 20, 2005.

Upon filing of the Registration Statement and provided that the Company has obtained from Great White Shark Enterprises ("GWSE") an agreement to share ratably with Purchasers GWSE's interest in the 093 patent owned by a subsidiary of the Company (the "GWSE Agreement"), the Purchasers are obligated to purchase an additional $930,000 principal amount of Notes and additional warrants to purchase 1,500,000 shares for $750,000, and upon effectiveness of the Registration Statement, an additional $930,000 principal amount of notes and warrants to purchase an additional 1,500,000 shares for an additional purchase price of $750,000. This purchase was completed on October 28, 2005.

On October 28, 2005, pursuant to the Securities Purchase Agreement, the Company sold to the Purchasers, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $930,000 in aggregate principal amount of Notes and issued Warrants to purchase an aggregate of 1,500,000 shares for an aggregate purchase price of $750,000. Lionheart Group, Ocean Avenue Advisors and E.H. Winston Associates and Co. received commissions in the aggregate amount of $75,000.

Off Balance Sheet Arrangements.

The Company had no Off Balance Sheet arrangements for the nine months ended September 30, 2005, or for the nine months ended September 30, 2004

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2005 the Company issued a total of 52,834,402 shares of common stock, valued at a market value of $5,321,911. Of these, 18,125,850 shares were issued for services rendered valued at a market value of $ 1,982,592; 4,361,000 shares were issued to pay interest of $ 501,491; 1,250,000 were issued for financing costs valued at a market value of $ 168,550:
9,487,849 shares were issued in payment of convertible debt valued at a market value of $864,279; 4,297,203 shares were issued in other debt settlement valued at a market value of $580,000 and 15,312,500 shares were issued for cash consideration of $1,225,000.

On July 5, 2005 the Company issued 200,000 shares of common stock valued at market value of $26,000 as a cost of obtaining inventory financing.

On July 7, 2005 the Company issued 132,500 shares of common stock valued at market value of $17,225 for services rendered.

On August 16, 2005 the Company issued 5,900,000 shares of common stock valued at market value of $643,100 to consultants for services rendered.

On August 17, 2005 the Company cancelled 3,600,000 shares of common stock valued at market value of $511,200 which had previously been issued to consultants for services rendered.

On September 17, 2005 the Company issued 300,000 shares of common stock valued at market value of $26,700 to a consultant for services rendered

On September 20, 2005, pursuant to Securities Purchase Agreements, the Company sold to AJW Offshore, Ltd, AJW Partners, LLC, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $1,860,000 in aggregate principal amount of Notes and issued Warrants to purchase an aggregate of 3,000,000 shares at an exercise price of $0.25 per share for an aggregate purchase price of $1,500,000. Lionheart Group, Ocean Avenue Advisors and E.H. Winston Associates and Co. received commissions in the aggregate amount of $150,000.

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

                                INDEX TO EXHIBITS



Exhibit Number                      Title

31.1              Certification of Chief Executive Officer pursuant
                    to Section 302 of the Sarbanes Oxley Act of 2002

31.2              Certification of Chief Accounting Officer pursuant
                   to Section 302 of the Sarbanes Oxley Act of 2002

32.1              Certification of Chief Executive Officer pursuant
                   to Section 906 of the Sarbanes Oxley Act of 2002

32.2              Certification of Chief Accounting Officer pursuant
                   to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GPS INDUSTRIES, INC.
                                  (Registrant)






Date:  November 14, 2005        By:  /s/ ROBERT C. SILZER, SR.
                                     ---------------------------
                                     Robert C. Silzer, Sr.
                                     Chief Executive Officer
                                     (Duly Authorized Officer)




Date:  November 14, 2005         By:  /s/ MICHAEL MARTIN
                                      ---------------------------
                                      Michael Martin
                                      Chief Accounting Officer
                                      (Duly Authorized Officer)