Form 10KSB/A
period 2004-12-31
GPS INDUSTRIES, INC.
filed 2005-12-02
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A

                                Amendment No. 2

This amendment is filed to reflect the changes in the accounting treatment of the acquisition of Optimal Golf Solutions, Inc. disclosed in Note 2. to the Financial Statements. This change in accounting treatment does not change the financial position of the Company.


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

Documents Incorporated by Reference to the extent indicated herein: None

                                TABLE OF CONTENTS

PART II


Item  6. Management's Discussion and Analysis or Plan of
         Operations                                             4
Item  7. Financial Statements                                   8

PART IV
Item 13. Exhibits and Reports on Form 8-K                       9

Signatures

Certificates

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

At December 31, 2004 the working capital deficit was $14,210,188 compared to $10,082,967 at December 31, 2003.


Operating activities used cash of $5,468,163 and $2,134,831 for the years ended December 31, 2004 and December 31, 2003 respectively. The increase in cash usage was principally attributable to, the increase in net loss from operations to $8,959,685, before adjusting for non cash expenses of the charge for impairment of patent assets of $3,750,000, payment of expenses with stock in the amount of $1,383,530 and expenses paid by stock issuances of $2,074,293.


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


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 3. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

This report has been re-issued to reflect the changes in the accounting treatment of the acquisition of Optimal Golf Solutions, Inc. disclosed in
Note 2. to the Financial Statements. This change in accounting treatment does not change the financial position of the Company.





                                       /s/ Sherb & Co., LLP
                                           ----------------
                                           Sherb & Co., LLP
                                           Certified Public Accountants



March 26, 2005
Except for Note 2, dated November 30, 2005
New York, New York

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
                                                                   =============

          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                For the Twelve Months Ended
                                                        December 31,
                                                    2004               2003
                                               ------------     ----------------
Revenue                                        $ 2,184,299      $             -

Cost of Goods Sold                               1,643,136                    -

Installation Costs                                 353,010                    -
                                               ------------     ----------------
Gross Profit                                       188,153                    -
                                               ------------     ----------------


Operating Expenses


      General and Administrative Expenses        3,201,946            2,928,656
      Depreciation and amortization                125,507               72,170
      Sales and marketing                        1,687,137              171,671
      Engineering and Research and
      Development                                1,440,681            1,205,082
      Impairment of Patent Asset                 3,750,000                    -
                                               ------------     ----------------
                                                10,205,271            4,377,579


Loss Before Other Income (Expense)             (10,017,118)         ( 4,377,579)
                                               ------------     ----------------

Other Income (Expense)

      Finance costs                              ( 224,579)           ( 677,931)
      Interest expense                           ( 572,845)           ( 279,378)
      Loss on foreign exchange                   ( 219,436)            ( 37,454)
      Gain on extinguishment of debt             2,074,293            1,461,367
                                               ------------     ----------------
                                                 1,057,433              466,604

Net Loss Before Deemed Preferred Stock
Dividend                                        (8,959,685)          (3,910,975)

      Deemed Preferred Stock Dividend            ( 189,208)                   -
                                               ------------     ----------------

Net Loss Applicable to Common Stockholders     $(9,148,893)     $   ( 3,910,975)
                                               ============     ================

Loss per common share - basic and diluted      $    ( 0.05)     $        ( 0.04)
                                               ============     ================

Weighted average number of common
 shares outstanding - basic and diluted        167,950,231           96,982,573
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
                                         =========       ===========     ========  ==============  =============


                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                      2004                     2003
                                                                              ----------------------------------------------
Cash Flow From Operating Activities
     Net loss from operations                                                  $ ( 8,959,685)             $ ( 3,910,975)


     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                                125,507                     72,170
        Amortization of deferred compensation                                        225,261                    168,948
        Impairment of Patent Asset                                                 3,750,000                          -
        Inventory impairment                                                            -                       190,000
        Gain on extinguishment of debt                                            (2,074,293)               ( 1,199,350)
        Expenses paid by issuance of stock                                         1,383,530                  2,156,607
        Interest converted to stock                                                   73,713                    153,043
        Finance charges converted to stock                                           134,286                    330,000
        Amortization of finance costs                                                 26,000                          -
     Changes in operating assets and liabilities:
        Inventories                                                                 (856,575)                 ( 406,567)
        Accounts Receivable                                                         (239,698)                         -
        Prepaid expenses and deposits                                                (97,719)                  ( 11,032)
        Deferred implementation costs                                                100,688                  ( 105,985)
        Accounts payable and accrued liabilities                                    (317,612)                   428,310
        Discontinued Accounts payable and accrued liabilities                      1,139,586                          -
        Other liabilities                                                            118,848                          -
                                                                                   --------                         -
Net Cash Used In Operating Activities                                            ( 5,468,163)               ( 2,134,831)
                                                                                 ------------               ------------
Cash Flow From Investing Activities
        Purchase of property and equipment                                         ( 121,892)                  ( 70,400)
        Purchase of patents                                                         ( 23,500)                         -
        Investment in Optimal Golf                                                ( 1,100,000)                        -
                                                                                  ------------                        -
Net Cash Flow Used In Investing Activities                                        ( 1,245,392)                  ( 70,400)
                                                                                  ------------                  ---------
Cash Flow From Financing Activities
        Common stock issued for cash                                                  205,888                    141,000
        Convertible preferred stock issued for cash                                   375,000                          -
        Proceeds from loans and bank indebtedness                                   5,469,380                     30,443
        Repayments of bank loan                                                       (16,591)                  ( 27,382)
        Borrowings under bank indebtedness                                            812,546                  1,470,862
        Repayments of loans from related parties                                      (19,621)                  ( 60,723)
        Borrowing on convertible loans                                                 56,678                    625,000
                                                                                     -------                   -------
Net Cash Flow From Financing Activities                                             6,883,280                  2,179,200
                                                                                    ----------                 ---------


Effect Of Exchange Rate On Cash                                                          -                     ( 37,454)
                                                                                   ---------                   ---------
Net Increase (Decrease) In Cash                                                     169,725                   ( 63,485)
Cash, Beginning Of Period                                                             3,367                     66,852
                                                                                    ------                    ------

Cash, End Of Period                                                               $ 173,092                    $ 3,367
                                                                                  ============              =============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                         $ -                        $ -
                                                                                  ============              =============
     Cash paid for taxes                                                           $ -                        $ -
                                                                                  ============              =============

Non-Cash Investing And Financing Activities
     Common stock issued on conversion of convertible notes                          243,655                  2,279,215
     Common stock issued to settle debt                                            2,063,650                    227,969
     Common stock issued for deferred compensation expenses                              -                      901,052
     Common stock issued for interest                                                 19,713                          -
     Common stock issued for financing expenses                                      614,286                          -
     Warrants issued with debt                                                       280,000                          -
     Common stock issued for investment in subsidiary                              1,170,000                          -
     Common stock issued for expenses                                                 32,000                          -
     Warrants issued in consideration of debt financing                              404,000                          -
     Warrants issued for interest                                                    54,000                           -
     Common stock issued in settlement of accounts payable                              -                        31,111



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

2.  ACQUISITIONS


On November 19, 2004 the Company entered into a Stock Purchase Agreement with the shareholders of Optimal Golf Solutions, Inc. ("Optimal") to acquire 100% of the common shares of Optimal (the "Share Acquisition") for $5,250,000. Optimal's assets at the date of acquisition were concentrated in a single indentifiable intangible patent asset, therefore the acquisition was treated as an asset purchase for accounting purposes. The Company gave $2,270,000 of cash and stock pursuant to the terms of the agreement as shown below. The remaining amount due from the Company in the amount of $2,980,000 was recorded as a liability on the Company's balance sheet.

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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                           Aggregated purchase price          $   5,250,000
                                                                ===========
                           Day One Impairment                 $   2,250,000
                                                                -----------
                           Fair value of assets acquired      $   3,000,000
                           SFAS 144 Impairment                $  (1,500,000)
                                                                -----------
                           Net  assets acquired               $   1,500,000
                                                                 ==========


         These patents acquired have a remaining useful life of seven years and expire on November 11, 2011. The value attributed to these patents is based on discounted future earnings that the Company expects to receive from ownership of the patents and license agreement royalties with various customers over the life of the patents.

          A day one measurement of the impairment loss was calculated on the present value of the third party cash flows being generated by the patent on the date of valuation plus the amount added for a "relief of royalty" full term license. A "relief from royalty" amount of $1.68 million, comparable to an existing third party full term license payment, was added to the third party royalty license revenues already being generated by the 093 patent to calculate the undiscounted cash flow service potential of the asset at the date of acquisition. The carrying amount of the asset at the date of acquisition exceeded and was not recoverable from the total of the undiscounted cash flow of both the third party revenue and "relief from royalty" revenue. Therefore the recognition and measurement of an impairment loss was required. This calculation resulted in a fair value impairment at the date of acquisition of $2.25 million.

          The Company determined that a cash flow recoverability test as of December 31, 2004 was necessary under the guidance of SFAS 144 since the Company had a significant current period loss and a history of operating and cash flow losses. SFAS 144 does not provide for the inclusion of the cash flow of a "relief from royalty" method as was the case for the day one measurement and resulting day one impairment loss, therefore the "relief of royalty" amount was excluded from the test at December 31, 2004. Pursuant to SFAS 144 the Company used the lowest level of identifiable cash flows for the patent which were considered to be the cash flows for the underlying business of the Company, as the underlying business requires either ownership of or a license under the patent to operate. The cash flow recoverability test was performed based on the undiscounted cash flows of the underlying business over the future life of the patent compared to the carrying value of the patent. This test included the effects of the current and projected cash flows of the business beginning with historical numbers and projecting future cash flows using various assumptions over the life of the patent. The sum total of these future undiscounted cash flows did not exceed the carrying value of the asset. Therefore a second impairment test was calculated based on the present value of the future cash flows of the business. As a result of this test pursuant to SFAS 144, the Company determined that there was a second impairment of $1.5 million to reduce the value of the asset to the $1.5 million on December 31, 2004.




3. GOING CONCERN

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Impairment of Long-Lived Assets


The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of patents, property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for property and equipment at December 31, 2004. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time. The Company did record impairment charges for certain of its patent assets at December 31, 2004. These impairment charges are more fully discussed in Note 2 to the Financial Statements.


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


9. GAIN ON EXTINGUISHMENT OF DEBT


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



10. STOCKHOLDERS' DEFICIT


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


11. STOCK PURCHASE WARRANTS


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




12. STOCK OPTIONS


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


14. INCOME TAXES


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


Dated: December 1, 2005