Form 10KSB
period 2005-12-31
GPS INDUSTRIES, INC.
filed 2006-04-17
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One) |X| ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                     Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act |_|

Revenues for the fiscal year ended December 31, 2005 were $ 5,818,020.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2005 was approximately $17.25 million.

Registrant had 294,617,687 shares of Common Stock, $.001 par value per share, outstanding as of March 24, 2006.

Documents Incorporated by Reference to the extent indicated herein: None

                                TABLE OF CONTENTS

PART I
Item  1. Description of Business                                 3
Item  2. Properties                                              8
Item  3. Legal Proceedings                                       8
Item  4. Submission of Matters to a Vote of Security Holders     9

PART II
Item  5. Market for Common Equity and Related Shareholder
         Matters                                                 9
Item  6. Management's Discussion and Analysis or Plan of
         Operations                                             10
Item  7. Financial Statements                                   16
Item  8. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    17
Item  8a. Controls and Procedures                               17

PART III
Item  9. Directors and Executive Officers of the
         Registrant                                             17
Item 10. Executive Compensation                                 19
Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder                20

PART IV
Item 12. Certain Relationships and Related Transactions         21
Item 13. Exhibits and Reports on Form 8-K                       23
Item 14. Principal Accountant Fees and Services                 24

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

On July 2, 2004, GPSI purchased the patents to Differential GPS in Australia, Japan and 11 European Nations from Pinranger (Australia) Pty Ltd. On November 19, 2004 GPSI purchased the patents to GPS for golf in the United States and in Canada from Optimal Golf Solutions, Inc. in Texas. The purchase of these patents not only helps establish a leadership position for GPSI in the worldwide golf marketplace, but opens up new revenue streams through licensing fees.

GPSI appointed distributors in key golf markets worldwide, including Canada, United States, Europe, Australia/New Zealand, Asia and South Africa, thus transferring some of its sales and marketing costs to these independent firms. North America continues to be a key focus area with coverage by both distributors and direct sales representatives. Currently, GPSI has installations in the United States, Canada, Australia, China, France, Spain, United Kingdom and South Africa.

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

Convertible Debt

On September 20, 2005, the Company entered into a Securities Purchase Agreement (the "Stock Purchase Agreement") with AJW Offshore, Ltd, AJW Partners, LLC, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (the Purchasers) providing for the issuance by the Company to the Purchasers of up to $3,720,000 of secured convertible notes (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder. The conversion price is the lesser of (i) the Variable Conversion Price (as defined) and (ii) $.10 (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" means the Applicable Percentage (as defined) multiplied by the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices (as defined) for the Common Stock during the twenty
(20) Trading Day period ending one Trading Day prior to the date the conversion notice is sent by the applicable Holder to the Company. "Trading Price" means the intraday trading price on the Over-the-Counter Bulletin Board. The Applicable Percentage is 60%.

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

On December 9, 2005, pursuant to the Securities Purchase Agreement, the Company sold to the Purchasers, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $930,000 in aggregate principal amount of Notes and issued Warrants to purchase an aggregate of 1,500,000 shares for an aggregate purchase price of $750,000. Lionheart Group, Ocean Avenue Advisors and E.H. Winston Associates and Co. received commissions in the aggregate amount of $75,000.

On September 20, 2005, in connection with the purchase of the Notes, the Company also entered into a Registration Rights Agreement with the investors signatory thereto, which provided that on or prior to 30 days after the closing, of which one occurred on September 20, 2005, the Company would prepare and file with the Securities and Exchange Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Notes and the shares issuable upon exercise of the Warrants). If the registration statement was not filed within 30 days or was, for any reason, not declared effective within 90 days, or was for any reason not available for use after the effective date, the Registrant would pay liquidated damages to the investors. The Company filed the Registration Statement on October 20, 2005 and it was declared effective on December 7, 2005.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at approximately $9.5 million, resulting in the recording of an other expense charge of approximately $6.5 million. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.

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

The second stock payment is to be issued at a 15% discount to market price at the time of issuance and can be sold into the market by the Optimal Shareholders over a further 180 trading days. On May 28, 2005 the Company entered into a First Amendment to Stock Purchase Agreement whereby the Company was granted up to six months of additional time to have a Registration Statement declared effective. As consideration for this extension, the Company agreed to pay $100,000 per month until the Registration Statement was declared effective, which would be applied to the balance owing which was to be settled with the second stock payment. The Company paid a total of $600,000 to the Optimal Shareholders under this amendment. However, because the Registration Statement was not filed by September 30, 2005, the Company lost the benefit of the reduction in the balance of the second stock payment and of any amounts realized from the sales of the first stock payment over $3,250,000 (the "cap"), which was to reduce the amount to be paid in the second stock payment.

GPSI agreed to use its best efforts to file and cause to have effective a Registration Statement covering the resale of the shares issued. If the Registration Statement was not effective by June 30, 2005, GPSI was obliged to pay cash of $2,250,000 plus interest over eight monthly installments of $250,000 each starting June 1, 2005. In that case, the first stock payment of shares would be returned to GPSI. If the Registration Statement was not effective by September 30, 2005, then GPSI would also pay cash to the Optimal Shareholders (in lieu of a second stock payment) of $1,900,000 plus interest in eight monthly payments of $237,500 commencing on October 1, 2005.

Because the Company did not have the Registration Statement filed by September 30, 2005, it agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.065 on December 31, 2005. The SB2 Registration Statement covering these shares was filed by the Company on October 20, 2005 and was declared effective by the SEC on December 7, 2005.

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

Effective April 27, 2005 the Company increased the total number of authorized shares to 550,000,000 of which 500,000,000 were common shares and 50,000,000 were preferred shares with the series, rights, preferences privileges and restrictions to be determined by the Board of Directors of the Company.

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

ITEM 2. PROPERTIES

The principal executive offices of the Company are located in Surrey a suburb of Vancouver, British Columbia, Canada in a 6,158 square foot facility. The current lease expires on January 31, 2006 and has a two year renewal option. In March 2004 the Company leased an additional 2,520 square foot facility in an adjacent building as part of the plan to bring final assembly of the Company's product in-house. An amendment, dated October 18, 2005 granted a renewal of the 2,520 square foot facility to January 31, 2007 with a one year renewal option to January 31, 2008. An additional 1,514 square feet space at the adjacent facility was leased for final assembly of the Company's product commencing March 1, 2006 and ending co-terminously on January 31, 2007. This additional space also has a renewal option to January 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

On November 10, 2005 the Company initiated court proceedings in the Patents County Court in the UK against Prolink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited for an injunction, delivery up and/or damages or an account of profits arising from the defendant's infringement of European Patent
(UK) 0617794 B1, which is owned by the Company, together with a claim for the Company's costs and expenses in the action. This case is still before the courts and no judgement has been rendered. The defendants have counterclaimed alleging the patent is invalid, that it is not infringed and that it be revoked. The defendants are also claiming legal costs and expenses to defend the action. Under the legal system in the UK if the defendant prevails in the action the Company may be liable to pay the defendants costs, including attorney fees, which may be substantial. As of April 14, 2006 the Company had paid UK Pounds 75,000 into the Court against the potential liability for these fees, and is currently required to pay a further UK Pounds 115,000 on or before October 1, 2006 into the Court against this potential liability.


The Company has been sued for $25,000 fees claimed by a consultant. The Company does not consider this claim has merit and is defending the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders of the Company during the fourth quarter of 2005.

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

Year Ended December 31, 2005              High            Low
First Quarter                             0.15            0.09
Second Quarter                            0.16            0.10
Third Quarter                             0.15            0.08
Fourth Quarter                            0.13            0.06

Year Ended December 31, 2004              High            Low
First Quarter                             0.18            0.10
Second Quarter                            0.14            0.07
Third Quarter                             0.11            0.06
Fourth Quarter                            0.22            0.06

As of December 31, 2005 the number of security-holders of record of the Company's stock was approximately 354.

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

Recent Sale of Unregistered Securities.

During the fourth quarter of 2005 the Company issued the following unregistered securities.

On October 3, 2005 the Company issued 100,000 shares of common stock valued at $12,800 for services rendered.

On October 7, 2005 the Company issued 1,428,000 shares of common stock valued at $99,960 for cash. These securities were subsequently registered pursuant to an SB2 Registration Statement declared effective December 7, 2005

On October 12, 2005 the Company issued 2,138,787 shares of common stock valued at $150,000 for cash. These securities were subsequently registered pursuant to an SB2 Registration Statement declared effective December 7, 2005

On October 25, 2005 the Company issued 142,857 shares of common stock valued at $10,000 for cash. These securities were subsequently registered pursuant to an SB2 Registration Statement declared effective December 7, 2005

On November 1, 2005, the Company issued 1,939,237 shares of common stock valued at $150,000 in full settlement of an outstanding debt.

On November 1, 2005 the Company issued 50,000 shares of common stock valued at $4,550 as a payment of interest on a short term loan.

All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, pursuant to
Section 4(2) thereof.

On December 9, 2005 the Company issued 2,000,000 shares of common stock valued at $87,180 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On December 12, 2005 the Company issued 2,000,000 shares of common stock valued at $82,380 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the period ended December 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the period ended December 31, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development of golf course management technology. The Company has developed both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology. At December 31, 2005 and December 31, 2004, substantially all of the Company's assets and operations were located in Canada. The Company maintains sales offices in the USA, and has sales distributors in the USA, UK and Europe, Australia, South Africa and Asia..

The Company applies GPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Company generated revenue for the first time in the year ended December 31, 2004 from the sales of its products and continued to earn revenue in 2005. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company expects to recognize revenue only when delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue will be recognized only after such obligations are fulfilled.

For the years ended December 31, 2005 and 2004

Revenue - The Company recorded total revenue in the twelve months ended December 31, 2005 of $5,818,020 as compared to $2,184,299 in 2004. This amounted to an increase of $3,633,721 or 166% in total revenue. The Company recorded sales of its Inforemer product for the first time in the twelve months ended December 31, 2004 and this increase reflects the year over year growth of the Company's sales from its startup position in 2004 and growing acceptance of the Inforemer in the marketplace, resulting in the Company's greater penetration of its core market. This revenue is comprised of sales of the Company's Inforemer product and related service contract fees, together with fees payable by certain of its distributors for distributorship partnership fees and purchase of promotional materials from the Company. Revenue also includes patent licence fees received by the Company's subsidiary, Optimal Golf Solutions, Inc. The total revenue from Inforemer products and service contract fees amounted to $5,127,482 as compared to $2,038,499 in the twelve months of 2004. Revenue from distributorship partnership fees amounted to $154,000 compared to $121,000 in 2004. Total patent licence revenue earned by Optimal Golf Solutions amounted to $536,538 as compared to $24,800 in the twelve months of 2004.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the twelve months ended December 31, 2005 was $4,352,347 of which $3,414,849 represents costs of goods sold and $937,498 represents installation costs. In the twelve months of 2004 Cost of Goods Sold was $2,226,758 comprised of cost of goods sold of $1,873,748 and installation costs of $353,010.

Selling and Marketing Expenses - Selling and marketing expenses were $2,137,404 for the twelve months ended December 31, 2005, as compared to $1,687,137 for the twelve months ended December 31, 2004. The increase was attributable to increased sales and marketing personnel, sales commissions, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs to introduce the Inforemer product to the marketplace.

General and Administrative Expenses - General and administrative expenses were $5,124,701 for the twelve months ended December 31, 2005, as compared to $3,201,946 for the twelve months ended December 31, 2004. This increase was attributable to an increase in personnel, professional fees and consulting fees in connection with enforcement of the Company's recently acquired patents, financing costs and stock based compensation compared to 2004. In particular the Company incurred significant costs in seeking additional financing opportunities; these costs were primarily paid by stock issuance. The sum of expenses in this category which were satisfied by stock issuances rather than cash payments amounted to $1,770,392 or 35% of total general and administrative expenses.

Engineering, Research and Development Expenses - Engineering, research and development expenses increased to $1,929,984 for the twelve months ended December 31, 2005 from $1,210,069 for the twelve months ended December 31, 2004. This increase was attributable to the engineering and continuing development cost of the Inforemer product. These costs comprised personnel costs, consultants, computer software development costs and service costs of the increased number of Inforemer systems installed.

Depreciation and Amortization - Depreciation and amortization increased by $181,523 or 145% to $307,030 in 2005, as compared to $125,507 in 2004. The
Company acquired the rights to certain North American and international GPS patents in the year ended December 31, 2004. These patents are being amortized over the remaining life of the patents. The increase in depreciation and amortization is due to the amortization charged against these patents.

Loss from Operations - The loss from operations was $8,033,446 for the twelve months ended December 31, 2005, as compared to a loss from operations of $10,017,118 for the twelve months ended December 31, 2004. This decrease was primarily due to substantially higher gross revenue and that the Company took an asset impairment charge against its patents in 2004 which did not occur in 2005.

Interest Expense - Interest expense increased by $1,709,040 to $2,281,885 in 2005, as compared to $572,845 in 2004, as a result of an increase of interest-bearing debt, particularly the loan from Great White Shark Enterprises obtained to enable purchase of the Company's patents, drawdowns on bank operating lines of credit and short term financing loans. Of this total, $506,042 was paid in stock issuances rather than cash payments.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees or warrants paid to third parties who assist in raising capital for the Company. The value of the warrants is recorded as a discount on the debt finance raised or as a deferred financing cost and is amortized over the term of the respective debt or term of service. Finance costs increased to $765,271 in 2005 as compared to $224,579 in 2004. Of this total, $168,550 was paid by stock issuances.

Derivative Liabilities - Derivative liabilities were incurred in the year resulting from the issue of $3,720,000 of convertible secured notes. This expense of $6,460,366 represents the excess of the fair value of the derivative liabilities at December 31, 2005 over the principal amount of the notes. The valuation and basis for this expense is more fully discussed in the "Derivative Liabilities" note to the financial statements. There was no derivative liability expense in 2004.

Gain on Extinguishment of Debt - Gain on extinguishment of debt decreased to $418,365 in the twelve months ended December 31, 2005 from $2,074,293 for the twelve months ended December 31, 2004. This gain was comprised of a gain of $454,940 relating to the write-off of debt guarantees of discontinued operations and a loss amounting to $ 36,575 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $17,191,037 for the twelve months ended December 31, 2005, as compared to a net loss of $9,148,893 for the twelve months ended December 31, 2004. The derivative liabilities expense of $6,460,366 is a major reason for this increase, partially offset because there was no charge for patent impairment in 2005. The balance of this increase is a reflection of the increased expenses incurred in bringing the Inforemer product to market, financing costs and setting up a sales and distribution organization, which have partially been offset by the gain on extinguishment of debt and the significant gain in sales revenue for the period. The Company incurred significant costs in seeking additional financing opportunities, as reflected in the increase in interest and financing costs expenses. Some of these costs were paid by the issuance of stock and are included under the General and Administrative Expense category. Total expenses paid by stock issuances in the period amounted to $2,444,984.

Liquidity And Capital Resources

The Company has incurred significant losses and had a working capital deficit at December 31, 2005. The successful commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings, debt and payments from potential strategic partners. The Company is attempting to restructure its debt obligations and raise new capital. To the extent that the Company is unable to successfully restructure its debt obligations and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

Operating Activities - The Company's operations utilized cash of $5,588,524 during the twelve months ended December 31, 2005, as compared to $5,468,163 during the twelve months ended December 31, 2004. The increase in cash utilized in operations in 2005 as compared to 2004 was primarily a result of an increase in accounts receivable and deferred implementation costs, combined with the increase in net loss for the period.

At December 31, 2005, cash decreased by $41,918 to $131,174, as compared to $173,092 at December 31, 2004.

The Company had a working capital deficit of $23,771,591 at December 31, 2005, as compared to a working capital deficit of $11,690,188 at December 31, 2004. A major reason for the increase was the recording of $9,460,366 fair value of derivative liabilities at December 31, 2005. At December 31, 2005 and December 31, 2004, $2,968,582 and $3,423,522 respectively of the Company's current liabilities consisted of liabilities with respect to discontinued operations, on which no cash payment is anticipated.

Investing Activities - Net cash used in investing activities was $628,932 and $1,245,392 for the twelve months ended December 31, 2005 and 2004, respectively, consisting of the purchase of equipment and patents and payments relating to the purchase of Optimal Golf Solutions, Inc.

Financing Activities - Net cash provided by financing activities was $6,175,538 for the twelve months ended December 31, 2005, as compared to $6,883,280 for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2005, the Company made payments on loans of $254,634 and loans from related parties of $89,078. During the twelve months ended December 31, 2005, the Company received proceeds from borrowing on convertible loans of $3,470,160 and proceeds from bank borrowings and short term loans of $1,564,130. During the twelve months ended December 31, 2005 the Company issued common stock for cash consideration of $1,484,960.

Lines of Credit

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of December 31, 2005, the Company had borrowed $1,316,713 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to September 30, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. $52,000, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the twelve months ended December 31, 2005. The Company issued a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.12 per share for the renewal to October 2005, and a further warrant for 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for the renewal to September 30, 2006. Both these warrants were for a period of three years from the date of issue. The fair value of these common stock purchase warrants was calculated pursuant to the Black-Scholes option pricing model. $100,000 of this value was charged to operations as finance costs for the 12 months ended December 31, 2005, and $53,700 was charged to deferred financing costs to be amortized in 2006.The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of December 31, 2005 this line was drawn down in the amount of $1,241,080. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to December 31, 2005. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until April 2006. These warrants have been valued at $72,000. An amount of $54,000 was charged to operations, as finance costs, in 2004 and the remaining amount of $18,000 in the first quarter of 2005. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.

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

The second stock payment is to be issued at a 15% discount to market price at the time of issuance and can be sold into the market by the Optimal Shareholders over a further 180 trading days. On May 28, 2005 the Company entered into a First Amendment to Stock Purchase Agreement whereby the Company was granted up to six months of additional time to have a Registration Statement declared effective. As consideration for this extension, the Company agreed to pay $100,000 per month until the Registration Statement was declared effective, which would be applied to the balance owing which was to be settled with the second stock payment. The Company paid a total of $600,000 to the Optimal Shareholders under this amendment. However, because the Registration Statement was not filed by September 30, 2005, the Company lost the benefit of the reduction in the balance of the second stock payment and of any amounts realized from the sales of the first stock payment over $3,250,000 (the "cap"), which was to reduce the amount to be paid in the second stock payment.

GPSI agreed to use its best efforts to file and cause to have effective a Registration Statement covering the resale of the shares issued. If the Registration Statement was not effective by June 30, 2005, GPSI was obliged to pay cash of $2,250,000 plus interest over eight monthly installments of $250,000 each starting June 1, 2005. In that case, the first stock payment of shares would be returned to GPSI. If the Registration Statement was not effective by September 30, 2005, then GPSI would also pay cash to the Optimal Shareholders (in lieu of a second stock payment) of $1,900,000 plus interest in eight monthly payments of $237,500 commencing on October 1, 2005.

Because the Company did not have the Registration Statement filed by September 30, 2005, it agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.065 on December 31, 2005. The SB2 Registration Statement covering these shares was filed by the Company on October 20, 2005 and was declared effective by the SEC on December 7, 2005.

Upon receipt of the first $727,000 of net proceeds from the sale of shares issued to the Optimal Shareholders for the second stock payment, this amount will be forwarded to GPSI's attorney to be held in escrow for a period of 18 months from closing to partially secure the shareholders indemnification obligations to GPSI under the Agreement.

On September 30, 2005 the Company recorded an additional $198,000 in the liability associated with the Optimal acquisition due to the decrease in the stock price from $.13, when the 9,000,000 shares was recorded to $.108 on September 30, 2005. On December 31, 2005 the Company recorded a further $387,000 in the liability associated with the Optimal acquisition due to the decrease in the stock price from $.13, when the 9,000,000 shares was originally recorded to $.065 on December 31, 2005.

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

The Company has paid $319,072 of this liability during the twelve months ended December 31, 2005. As at December 31, 2005 the principal amount outstanding is $2,680,928 which is offset by unamortized debt discount of $411,428 giving a net balance of $2,269,500.

Equity Offering

Pursuant to the terms of Securities Purchase Agreements negotiated in June 2005, the Company sold 19,022,144 shares for a cash purchase aggregate amount of $1,484,960.

Sale of Convertible Notes

On September 20, 2005, the Company entered into a Securities Purchase Agreement (the "Stock Purchase Agreement") with AJW Offshore, Ltd, AJW Partners, LLC, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (the Purchasers) providing for the issuance by the Company to the Purchasers of up to $3,720,000 of secured convertible notes (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder. The conversion price is the lesser of (i) the Variable Conversion Price (as defined) and (ii) $.10 (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" means the Applicable Percentage (as defined) multiplied by the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices (as defined) for the Common Stock during the twenty
(20) Trading Day period ending one Trading Day prior to the date the conversion notice is sent by the applicable Holder to the Company. "Trading Price" means the intraday trading price on the Over-the-Counter Bulletin Board. The Applicable Percentage is 60%.

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

On December 9, 2005, pursuant to the Securities Purchase Agreement, the Company sold to the Purchasers, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $930,000 in aggregate principal amount of Notes and issued Warrants to purchase an aggregate of 1,500,000 shares for an aggregate purchase price of $750,000. Lionheart Group, Ocean Avenue Advisors and E.H. Winston Associates and Co. received commissions in the aggregate amount of $75,000.

On September 20, 2005, in connection with the purchase of the Notes, the Company also entered into a Registration Rights Agreement with the investors signatory thereto, which provided that on or prior to 30 days after the closing, of which one occurred on September 20, 2005, the Company would prepare and file with the Securities and Exchange Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Notes and the shares issuable upon exercise of the Warrants). If the registration statement was not filed within 30 days or was, for any reason, not declared effective within 90 days, or was for any reason not available for use after the effective date, the Registrant would pay liquidated damages to the investors. The Company filed the Registration Statement on October 20, 2005 and it was declared effective on December 7, 2005.

The aggregate principal amount of the Notes is $3,720,000 of which $720,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Notes and Warrants and a Derivatibe Liability arising from the conversion features of the Notes and Warrants. See "Derivative Liabilities". The debt discount arising from the issuance of the Notes amounted to $3,000,000. Both the debt discount and deferred interest amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended December 31, 2005 amortization of these offsets amounted to $416,053.

The Note holders exercised their conversion privileges to convert a total of $173,560 of the principal amount in the period ended December 31, 2005 leaving a principal balance payable of $3,546,440. Unamortized debt discount and deferred interest amounted to $3,303,947 at December 31, 2005 giving a net balance of $242,493.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at approximately $9.5 million, resulting in the recording of an other expense charge of approximately $6.5 million. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.

Off Balance Sheet Arrangements.

The Company had no Off Balance Sheet arrangements for the twelve months ended December 31, 2005, or for the twelve months ended December 31, 2004

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

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Filed herewith are the following financial statements:

                              GPS INDUSTRIES, INC.
                              FINANCIAL STATEMENTS

                                      INDEX



                                                                 Page Number
                                                             -------------------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F - 1

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

       Statements of Cash Flows                                      F - 5-6

       Notes to Financial Statements                            F - 7 to F - 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GPS Industries Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GPS Industries Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GPS Industries Inc. at December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 3. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Sherb & Co., LLP
                                           ----------------
                                           Sherb & Co., LLP
                                           Certified Public Accountants
April 14, 2006
New York, NY

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2005


Assets

Current

     Cash                                                             $ 131,174
     Accounts receivable                                                704,098
     Inventories                                                      1,100,707
     Prepaid expenses and other current assets                          201,139
                                                                    ------------
          Total current assets                                        2,137,118

Long-term accounts receivable                                           117,809

Property and equipment, net                                              78,611

Patents                                                               1,516,982

Deferred implementation costs                                           127,914

                                                                    ------------
                                                                     $ 3,978,434
                                                                    ============

Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                              $ 2,557,793
     Bank loan                                                           20,987
     Deferred Revenue                                                   223,986
     Short term loans                                                 2,429,077
     Accounts payable and accrued liabilities                         4,768,581
     Liability associated with Optimal Golf acquisition               2,965,000
     Promissory notes - related parties                                 514,337
     Derivative liabilities                                           9,460,366
                                                                    ------------
                                                                     22,940,127

     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,274,757
     Accounts payable and accrued liabilities                         1,406,358
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                    ------------
                                                                       2,968,582

                                                                    ------------
          Total current liabilities                                  25,908,709
                                                                    ------------

Convertible Debt, net of unamortized debt discount
and deferred interest of $3,303,947                                     242,493

Long Term debt - Related Party, net of unamortized
debt discount of $411,428                                             2,269,500
                                                                   ------------

Stockholders' deficit
     5% Convertible Preferred Shares, $.001 par value,
     50,000,000 authorized 375,000 issued and outstanding               375,000

     Class A common stock, $.001 par value, 500,000,000
     authorized 265,405,136 issued and outstanding                      265,405

     Accumulated other comprehensive income                             722,295
     Deferred compensation expense                                     (450,526)
     Deferred Financing Costs                                          (408,058)
     Additional paid-in capital                                      36,937,768
     Accumulated deficit                                            (61,884,152)

          Total Stockholders' Deficit                               (24,442,268)
                                                                    ------------
                                                                     $ 3,978,434
                                                                    ============

          See accompanying notes to consolidated financial statements
                                       F-2

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the Years Ended December 31
                                                       2005             2004
                                                 ---------------  --------------
Revenue                                           $ 5,818,020      $ 2,184,299

Cost of Goods Sold                                  3,414,849        1,873,748

Installation Costs                                    937,498          353,010

                                                 ---------------  --------------
Gross Profit (Loss)                                 1,465,673           (42,459)
                                                 ---------------  --------------


Operating Expenses

      General and Administrative Expenses           5,124,701        3,201,946
      Depreciation and amortization                   307,030          125,507
      Sales and marketing                           2,137,404        1,687,137
      Engineering and Research and Development      1,929,984        1,210,069
      Impairment of Patent Asset                            -        3,750,000
                                                 ---------------  --------------
                                                    9,499,119        9,974,659
                                                 ---------------  --------------

Loss Before Other Income (Expense)                 (8,033,446)      (10,017,118)
                                                 ---------------  --------------

Other Income (Expense)

      Finance costs                                  (765,271)        (224,579)
      Interest expense                             (2,281,885)        (572,845)
      Derivative liabilities - Decrease in
      fair value                                   (6,460,366)               -
      Gain (loss) on foreign exchange                 (68,434)        (219,436)
      Gain on extinguishment of debt                  418,365        2,074,293
                                                 ---------------  --------------
                                                   (9,157,591)       1,057,433
                                                 ---------------  --------------

Net Loss Before Deemed Preferred Stock Dividend    (17,191,037)      (8,959,685)

      Deemed Preferred Stock Dividend                        -        ( 189,208)
                                                 ---------------  --------------
Net Loss                                         $ (17,191,037)   $ ( 9,148,893)

Loss per common share - basic and diluted
                                                     $ ( 0.07)        $ ( 0.05)
                                                 ---------------  --------------

Weighted average number of common shares
outstanding
      basic and diluted                           236,586,213      167,950,231


          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                       Preferred Shares       Class A Common Stock     Additional        Other
                                                     Number                    Number                    Paid-In     Comprehensive
                                                   of Shares     Amount      of Shares      Amount       Capital        Income
-----------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2004                                  -           $-    150,791,649    $150,792   $25,139,684        $722,295

Common stock issued for compensation expense             -            -      9,694,903       9,695     1,147,345               -
Common stock issued for settlement of debt               -            -     21,084,981      21,085     2,042,565               -
Common stock issued for purchase of patents              -            -      3,500,000       3,500       276,500               -
Common stock issued for services                         -            -        400,000         400        31,600               -
Common stock issued on conversion of debt                -            -      2,707,275       2,707       240,948               -
Common stock issued for cash                             -            -      2,857,143       2,857       197,143               -
Common stock issued for investment in subsidiary         -            -      9,000,000       9,000     1,161,000               -
Common stock issued for interest                         -            -        307,331         307        19,406               -
Common stock issued for finance costs                    -            -      4,678,571       4,679       609,607               -
Warrants issued for debt financing                       -            -                                  598,490               -

Preferred Shares issued for cash                   375,000      375,000              -           -             -               -

Comprehensive Loss                                       -            -              -           -             -               -
Net loss                                                 -            -              -           -             -               -
Deferred compensation expense                            -            -              -           -             -               -
Subscriptions receivable                                 -            -              -           -             -               -
Deferred financing costs                                 -            -              -           -             -               -
Deemed dividend on preferred shares                      -            -              -           -       189,208               -


Total Comprehensive Loss                                 -            -              -           -             -               -
                                                   -------      -------    -----------     -------    ----------         -------
Balance December 31, 2004                          375,000      375,000    205,021,853     205,022    31,653,496         722,295


Common stock issued for compensation expense             -            -     15,975,850      15,976     1,754,416               -
Common stock issued for settlement of debt               -            -      6,236,440       6,236       737,764               -
Common stock issued on conversion of debt                -            -     13,487,849      13,488       886,071               -
Common stock issued for cash                             -            -     19,022,144      19,022     1,465,938               -
Common stock issued for investment in subsidiary         -            -              -           -     ( 585,000)              -
Common stock issued for interest                         -            -      4,411,000       4,411       501,630               -
Common stock issued for finance costs                    -            -      1,250,000       1,250        86,300               -
Common stock Class B write-off                           -            -              -           -             -               -
Warrants issued for debt financing                       -            -              -           -       404,053               -
Stock options issued                                     -            -              -           -        33,100               -


Comprehensive Loss                                       -            -              -           -             -               -

Net loss                                                 -            -              -           -             -               -
Deferred compensation expense                            -            -              -           -             -               -
Subscriptions receivable                                 -            -              -           -             -               -
Deferred financing costs                                 -            -              -           -             -               -
Cancellation of Class B Shares                           -            -              -           -             -               -


Total Comprehensive Loss                                 -            -              -           -             -               -
                                                   -------     --------    -----------    --------   -----------        --------
Balance December 31, 2005                          375,000     $375,000    265,405,136    $265,405   $36,937,768        $722,295
                                                   =======     ========    ===========    ========   ===========        ========
                                      F-4a


                                                      Deferred        Deferred                                           Total
                                                    Compensation     Financing    Subscriptions    Accumulated        Stockholders'
                                                      Expense          Costs        Receivable       Deficit            Deficit
------------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2004                              $ ( 901,050)            -       $ ( 5,888)  $ ( 35,544,222)     $ ( 10,438,389)

Common stock issued for compensation expense                   -             -               -                -           1,157,040
Common stock issued for settlement of debt                     -             -               -                -           2,063,650
Common stock issued for purchase of patents                    -             -               -                -             280,000
Common stock issued for services                               -             -               -                -              32,000
Common stock issued on conversion of debt                      -             -               -                -             243,655
Common stock issued for cash                                   -             -               -                -             200,000
Common stock issued for investment in subsidiary               -             -               -                -           1,170,000
Common stock issued for interest                               -             -               -                -              19,713
Common stock issued for finance costs                          -             -               -                -             614,286
Warrants issued for debt financing                             -             -               -                -             598,490

Preferred Shares issued for cash                               -             -               -                -             375,000

Comprehensive Loss                                             -             -               -                -                   -
Net loss                                                       -             -                      ( 9,148,893)        ( 9,148,893)
Deferred compensation expense                            225,261             -                                              225,261
Subscriptions receivable                                       -             -           5,888               -                5,888
Deferred financing costs                                       -     ( 350,000)              -               -            ( 350,000)
Deemed dividend on preferred shares                            -             -               -               -              189,208


Total Comprehensive Loss                                       -             -               -               -          ( 9,078,536)
                                                        ---------    ----------          -----   -------------       --------------
Balance December 31, 2004                              ( 675,789)    ( 350,000)              -   ( 44,693,115)         ( 12,763,091)


Common stock issued for compensation expense                   -             -               -               -            1,770,392
Common stock issued for settlement of debt                     -             -               -               -              744,000
Common stock issued on conversion of debt                      -             -               -               -              899,559
Common stock issued for cash                                   -             -               -               -            1,484,960
Common stock issued for investment in subsidiary               -             -               -               -            ( 585,000)
Common stock issued for interest                               -             -               -               -              506,041
Common stock issued for finance costs                          -             -               -               -               87,550
Common stock Class B write-off                                 -             -               -               -                    -
Warrants issued for debt financing                             -             -               -               -              404,053
Stock options issued                                           -             -               -               -               33,100


Comprehensive Loss                                             -             -               -               -                    -

Net loss                                                       -             -               -    ( 17,191,037)        ( 17,191,037)
Deferred compensation expense                            225,263             -               -               -              225,263
Subscriptions receivable                                       -             -               -               -                    -
Deferred financing costs                                       -      ( 58,058)              -               -             ( 58,058)
Cancellation of Class B Shares                                 -             -               -               -                    -


Total Comprehensive Loss                                       -             -               -               -         ( 17,023,832)
                                                     ------------  ------------          -----  ---------------      ---------------
Balance December 31, 2005                            $ ( 450,526)  $ ( 408,058)              -  $ ( 61,884,152)      $ ( 24,442,268)
                                                     ============  ============          =====  ===============      ===============

                                      F-4b

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                      For the Years Ended December 31                2005             2004

Cash Flow From Operating Activities

   Net loss from operations                                    $ (17,191,037)    $ (8,959,685)

   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                  307,030          125,507
      Amortization of deferred compensation                          225,263          225,261
      Impairment of Patent Asset                                           -        3,750,000
      Loss/ (Gain) on extinguishment of debt                          36,575       (2,074,293)
      Expenses paid by issuance of stock                           1,770,392        1,383,530
      Stock options issued                                            33,100                -
      Interest converted to stock                                    506,042           73,713
      Finance charges converted to stock                             168,550          134,286
      Finance charges charged to equity                               15,100                -
      Decrease in fair value of derivative
      liability                                                    6,460,366                -
      Amortization of finance costs                                  263,894           26,000

   Changes in operating assets and liabilities:
      Inventories                                                    292,491         (856,575)
      Accounts Receivable                                           (464,400)        (239,698)
      Long-term accounts receivable                                 (117,809)               -
      Prepaid expenses and deposits                                  (30,606)         (97,719)
      Deferred implementation costs                                 (122,617)         100,688
      Accounts payable and accrued liabilities                     2,608,943         (317,612)
      Discontinued Accounts payable and accrued
      liabilities                                                   (454,940)       1,139,586
      Deferred Revenue                                               105,138          118,848
                                                                 ------------     ------------

Net Cash Used In Operating Activities                             (5,588,525)      (5,468,163)
                                                                 ------------     ------------

Cash Flow From Investing Activities
      Purchase of property and equipment                             (20,032)        (121,892)
      Purchase of patents                                             (8,900)         (23,500)
      Investment in Optimal Golf                                    (600,000)      (1,100,000)
                                                                 ------------     ------------

Net Cash Flow Used In Investing Activities                          (628,932)      (1,245,392)
                                                                 ------------     ------------

Cash Flow From Financing Activities
      Common stock issued for cash                                 1,484,960          205,888
      Convertible preferred stock issued for cash                          -          375,000
      Proceeds from loans                                          1,315,745        5,469,380
      Repayments of long term loan                                  (250,500)
      Repayments of bank loan                                         (4,134)         (16,591)
      Borrowings under bank indebtedness                             248,385          812,546
      Repayments of loans from related parties                       (89,078)         (19,621)
      Borrowing on convertible loans                               3,470,160           56,678
                                                                 ------------     ------------

Net Cash Flow From Financing Activities                            6,175,538        6,883,280
                                                                 ------------     ------------

Net Increase (Decrease) In Cash                                      (41,918)         169,725

Cash, Beginning Of Year                                              173,092            3,367
                                                                 ------------     ------------

Cash, End Of Year                                                  $ 131,174        $ 173,092
                                                                 ============     ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 1,775,843      $   646,558
                                                                 ============     ============
   Cash paid for taxes                                           $         -      $         -
                                                                 ============     ============

Non-Cash Investing And Financing Activities

   Common stock issued on conversion of
   convertible notes                                             $ 899,560        $   243,655
                                                                 ============     ============
   Common stock issued to settle debt                            $ 550,000        $ 2,063,650
                                                                 ============     ============
   Common stock issued in settlement of
   accounts payable                                              $ 143,425        $         -
                                                                 ============     ============


           See accompanying notes to consolidated financial statements

GPS industries Inc. and Subsidiaries Notes to Consolidated Financial Statements

For the years ended December 31, 2005 and 2004

1. NATURE OF OPERATIONS

GPS Industries Inc., (the "Company" or "GPSI") a Nevada corporation, is involved in the development of golf course management technology. The Company has developed hand-held and cart mounted Global Positioning System ("GPS") units. At December 31, 2005, the Company had substantially all of its assets and operations in Canada.

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

The Company performed a further cash flow recoverability test as of December 31, 2005 under the guidance of SFAS 144. As a result of this test the Company determined that there was no further impairment of the value of the asset at December 31, 2005.

3. GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at December 31, 2005. The successful commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent registered public accounting firm, in their report on the consolidated financial statements as of and for the year ended December 31, 2005, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies used in the preparation of these financial statements are summarized below.

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

Impairment of Long-Lived Assets

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of patents, property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for property and equipment at December 31, 2005. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time. The Company did record impairment charges for certain of its patent assets at December 31, 2004. These impairment charges are more fully discussed in Note 2 to the Financial Statements.

Consolidation

The consolidated financial statements include the operations of GPS Industries Inc. (formerly Inforetech Wireless Technology, Inc.) and its wholly-owned subsidiaries (the "Company"), including Optimal Golf Solutions, Inc. which it acquired on November 19, 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share

Basic loss per share is based on net loss divided by the weighted average common shares outstanding or deemed to be outstanding during the period. Diluted loss per share assumes exercise of in-the-money stock options and warrants outstanding into common stock at the beginning of the year or date of issuance, unless they are anti-dilutive. A total of 42,199,540 potential shares were excluded from the fully diluted calculation as they are anti-dilutive.

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

Derivative Liabilities

The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. As of December 31, 2005 the allowance for doubtful accounts was $50,000.

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

Depreciation expense for the years ended December 31, 2005 and 2004 was $92,746 and $81,074 respectively.

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

Pro forma information regarding net income (loss) and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123.. The fair value for options issued in the year ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.39%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 102.8%, and the expected lives of the options were estimated at approximately 4 years. No stock options were issued in the year ended December 31, 2004. The weighted average fair value of stock options granted for the years ended December 31, 2005 and 2004 was $326,580 and $Nil, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:



                                         2005                 2004
                                        ------               ------
Net loss as reported              $(16,325,698)         $ ( 9,148,893)
Pro forma compensation expense        (326,580)                     -
                                   ------------         --------------
Pro forma net loss                $(16,652,278)         $ ( 9,148,893)
                                   ============         ==============

Net loss per share:
Basic and diluted, as reported         $ (0.07)             $ (0.05)
Basic and diluted, pro forma           $ (0.07)             $ (0.05)


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

Warranty Obligations

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company's prior claims history. This history is limited with regard to the Company at the current year end of December 2005, as the Company only commenced sale and distribution of their GPS product in the year ended December 31, 2004. The Company does not believe that it is exposed to any significant risk in its cash investment.

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

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

5. PROPERTY AND EQUIPMENT

At December 31, 2005 property and equipment consisted of the following:


Office equipment                                         $   320,675
Computer software                                             77,708
Leasehold improvements                                       105,628
Tooling                                                       30,190
                                                              ------
                                                             534,201
Less:  accumulated depreciation                             (455,590)
                                                           ---------
                                                         $    78,611
                                                           =========

6. PATENTS

In June 2004, in addition to patents acquired with the Optimal purchase, the Company acquired the patent for installation of GPS golf systems in eleven European countries as well as Japan and Australia, referred to as the "Pinranger" patent. The purchase price for these patents was $20,000 in cash and the issuance of 3,500,000 shares of common stock valued at $0.08 per share or $280,000, for a total cost of $300,000. These patents are being amortized over approximately 8.5 years, the expected future life of these patents. In addition to the above acquisition costs, the Company has capitalized related legal and acquisition fees of $12,400

In addition to the above Pinranger patents, the Company has possession of all of Optimal's patents, since the acquisition of Optimal in November 2004

The following is a reconciliation of all patents owned as of December 31, 2005:




Patents                               $  1,812,400
Less: accumulated depreciation            (295,418)
                                        -----------
                                      $  1,516,982
                                        ===========

Future amortization of patents is expected to be as follows:

Year Ended December 31,

2005                              $  251,100
2006                                 251,100
2007                                 251,100
2008                                 251,100
2009                                 251,100
Thereafter                           261,482
                                  -----------
                                  $1,516,982
                                  ===========

7. CAPITAL LEASES

The Company's subsidiary IGT leased certain equipment under capital lease agreements that expire at various dates through January 2006. During 2002 IGT defaulted on those leases and surrendered the equipment to the leasing Company. The leasing Company took action in the Supreme Court of British Columbia for the balances outstanding on the leases. No liability is expected to accrue to the Company as a result of these actions, but the balance of the leases have been shown as a current liability at December 31, 2005.

8. DEBT

The Company and its subsidiaries have significant debt liabilities. The following table is a summary of debt at December 31, 2005.




Bank Indebtedness  (a)                             $      2,557,793
Bank Loan (i)                                                20,987
Short term loans  (b)                                     2,429,077
Liability for Optimal Golf acquisition (c)                2,965,000


Long term loan (d)                                        2,680,928
Discount on debt (d)                                       (411,428)
                                                          ---------
                                              Sub-total:  2,269,500
                                                          ---------

Convertible debt (e)                                      3,546,440
Discount on debt (e)                                     (3,303,947)
                                                          ---------
                                                            242,493
                                                          ---------

Note payable - related parties (h)                          514,337
Promissory notes (f)                                      1,274,757
Loan to related party  (g)                                  258,000
                                                        -----------
Total Debt                                               12,531,944
Less Current Portion                                    (10,019,951)
                                                        -----------
Total Long-Term Debt                               $      2,511,993
                                                        ===========

(a) Bank Indebtedness

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of December 31, 2005, the Company had borrowed $1,316,713 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to September 30, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. $52,000, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the twelve months ended December 31, 2005. The Company issued a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.12 per share for the renewal to October 2005, and a further warrant for 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for the renewal to September 30, 2006. Both these warrants were for a period of three years from the date of issue. The fair value of these common stock purchase warrants was calculated pursuant to the Black-Scholes option pricing model. $100,000 of this value was charged to operations as finance costs for the 12 months ended December 31, 2005, and $53,700 was charged to deferred financing costs to be amortized in 2006.The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of December 31, 2005 this line was drawn down in the amount of $1,241,080. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to December 31, 2005. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until April 2006 and has now been renewed to October 31, 2006. These warrants have been valued at $72,000. An amount of $54,000 was charged to operations, as finance costs, in 2004 and the remaining amount of $18,000 in the first quarter of 2005. The value of the warrants was determined with use of the Black-Scholes pricing model with the following factors: 3 year life, risk free rate of return of approximately 1.9% and a volatility factor of 200%.

(b) Short-Term Loans

As of December 31, 2005 the Company has $2,429,077 owing on short term notes. These amounts are repayable on demand and bear interest at rates varying from 8% to 60%. The largest of these, amounting to $1,555,000, is from a director and shareholder.

On June 8, 2005 the Company converted a convertible loan outstanding to the Shaar Fund. The principal amount converted was $629,488 and accrued interest of $100,089 was also converted to common stock of the Company. The total number of shares issued to settle this liability was 9,119,714.

(c) Liability Associated with Acquisition of Optimal Golf Solutions, Inc.

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

The second stock payment is to be issued at a 15% discount to market price at the time of issuance and can be sold into the market by the Optimal Shareholders over a further 180 trading days. On May 28, 2005 the Company entered into a First Amendment to Stock Purchase Agreement whereby the Company was granted up to six months of additional time to have a Registration Statement declared effective. As consideration for this extension, the Company agreed to pay $100,000 per month until the Registration Statement was declared effective, which would be applied to the balance owing which was to be settled with the second stock payment. The Company paid a total of $600,000 to the Optimal Shareholders under this amendment. However, because the Registration Statement was not filed by September 30, 2005, the Company lost the benefit of the reduction in the balance of the second stock payment and of any amounts realized from the sales of the first stock payment over $3,250,000 (the "cap"), which was to reduce the amount to be paid in the second stock payment.

GPSI agreed to use its best efforts to file and cause to have effective a Registration Statement covering the resale of the shares issued. If the Registration Statement was not effective by June 30, 2005, GPSI was obliged to pay cash of $2,250,000 plus interest over eight monthly installments of $250,000 each starting June 1, 2005. In that case, the first stock payment of shares would be returned to GPSI. If the Registration Statement was not effective by September 30, 2005, then GPSI would also pay cash to the Optimal Shareholders (in lieu of a second stock payment) of $1,900,000 plus interest in eight monthly payments of $237,500 commencing on October 1, 2005.

Because the Company did not have the Registration Statement filed by September 30, 2005, it agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.065 on December 31, 2005. The SB2 Registration Statement covering these shares was filed by the Company on October 20, 2005 and was declared effective by the SEC on December 7, 2005.

Upon receipt of the first $727,000 of net proceeds from the sale of shares issued to the Optimal Shareholders for the second stock payment, this amount will be forwarded to GPSI's attorney to be held in escrow for a period of 18 months from closing to partially secure the shareholders indemnification obligations to GPSI under the Agreement.

On September 30, 2005 the Company recorded an additional $198,000 in the liability associated with the Optimal acquisition due to the decrease in the stock price from $.13, when the 9,000,000 shares was recorded to $.108 on September 30, 2005. On December 31, 2005 the Company recorded a further $387,000 in the liability associated with the Optimal acquisition due to the decrease in the stock price from $.13, when the 9,000,000 shares was recorded to $..065 on December 31, 2005

(d) Long-Term Debt -Related Party (Great White Shark Enterprises)

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

The Company has paid $319,072 of this liability during the twelve months ended December 31, 2005. As at December 31, 2005 the principal amount outstanding is $2,680,928 which is offset by unamortized debt discount of $411,428 giving a net balance of $2,269,500.

(e) Convertible Debt

On September 20, 2005, the Company entered into a Securities Purchase Agreement (the "Stock Purchase Agreement") with AJW Offshore, Ltd, AJW Partners, LLC, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (the Purchasers) providing for the issuance by the Company to the Purchasers of up to $3,720,000 of secured convertible notes (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder. The conversion price is the lesser of (i) the Variable Conversion Price (as defined) and (ii) $.10 (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" means the Applicable Percentage (as defined) multiplied by the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices (as defined) for the Common Stock during the twenty
(20) Trading Day period ending one Trading Day prior to the date the conversion notice is sent by the applicable Holder to the Company. "Trading Price" means the intraday trading price on the Over-the-Counter Bulletin Board. The Applicable Percentage is 60%.

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

On December 9, 2005, pursuant to the Securities Purchase Agreement, the Company sold to the Purchasers, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $930,000 in aggregate principal amount of Notes and issued Warrants to purchase an aggregate of 1,500,000 shares for an aggregate purchase price of $750,000. Lionheart Group, Ocean Avenue Advisors and E.H. Winston Associates and Co. received commissions in the aggregate amount of $75,000.

On September 20, 2005, in connection with the purchase of the Notes, the Company also entered into a Registration Rights Agreement with the investors signatory thereto, which provided that on or prior to 30 days after the closing, of which one occurred on September 20, 2005, the Company would prepare and file with the Securities and Exchange Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Notes and the shares issuable upon exercise of the Warrants). If the registration statement was not filed within 30 days or was, for any reason, not declared effective within 90 days, or was for any reason not available for use after the effective date,the Registrant would pay liquidated damages to the investors. The Company filed the Registration Statement on October 20, 2005 and it was declared effective on December 7, 2005.

The aggregate principal amount of the Notes is $3,720,000 of which $720,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Notes and Warrants and a Derivatibe Liability arising from the conversion features of the Notes and Warrants. See "Derivative Liabilities". The debt discount arising from the issuance of the Notes amounted to $3,000,000. Both the debt discount and deferred interest amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended December 31, 2005 amortization of these offsets amounted to $416,053.

The Note holders exercised their conversion privileges to convert a total of $173,560 of the principal amount in the period ended December 31, 2005 leaving a principal balance payable of $3,546,440. Unamortized debt discount and deferred interest amounted to $3,303,947 at December 31, 2005 giving a net balance of $242,493.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at approximately $9.5 million, resulting in the recording of an other expense charge of approximately $6.5 million. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.

(f) This is a promissory note for $1,274,757, which was entered into by the Company's discontinued, ProShot subsidiary in January 2001. The note matured in January 2004, with accrued interest at 6% per annum, accruing form October 1998. The Company has not accrued any interest on this note since December 2001.

(g) The Company has a promissory note dated December 11, 1998 in the amount of $258,000 due to a party related to ProShot. As these are part of discontinued operations, the Company has not accrued ant interest related to these notes in the years ended December 31, 2004 and 2003, respectively.

(h) Promissory notes payable to the president of the Company are unsecured, repayable on demand and bear interest at 8% per annum. As of December 31, 2005 the balance of the note is $514,337. Interest of $125,609 has been accrued on this note through December 31, 2005.

(i) The Company has a loan from a commercial bank for $20,987. As part of a settlement agreement the bank agreed that no further interest will accrue on this loan.

Other Debt Related Activity

Principal repayable on Long term debt is $2,680,928 payable to Great White Shark Enterprises, a related party. There are no fixed principal repayment terms for this debt. The Company is required to pay a minimum interest of $300,000 over the life of the debt and annual principal and interest payments of no less than $500,000, with any shortfall in the annual minimum to be added to the subsequent year's payment. The full amount of the principal must be repaid by November 15, 2011, the expiry date of one of the Company's patents pledged as collateral.

9. RELATED PARTY TRANSACTIONS

The Company has engaged in transactions with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2004. These transactions involve the provision of loans and promissory notes, debt financing and services provided to the Company by such related parties.

As of December 31, 2005, we owed approximately $1,555,000 to Doug Wood and the Wood Family Trust. Interest is payable at 8% per annum. $124,400 has been accrued for this interest at December 31, 2005.

As of December 31, 2005 we owed $514,337 to Robert C. Silzer, Sr. (2004, $603,415). Interest is payable at 8% per annum. Interest of $125,609 has been accrued on this note through December 31, 2005.

Promissory notes and loans payable to officers and directors or companies controlled by officers and directors of the Company are unsecured and repayable on demand.

As of December 31, 2005, we owed $2,680,928 of principal indebtedness to Great White Shark Enterprises, Inc.(2004, $3,000,000) which is owned by Greg Norman.

As of December 31, 2005 the Company was obligated to Rick Horrow to pay his Company Horrow Sports Ventures $10,000 per month as a consulting fee. $243,675 remained owing to Horrow Sports Ventures as at December 31, 2005 for these consulting services.

10. GAIN ON EXTINGUISHMENT OF DEBT

- During the year ended December 31, 2005 the Company wrote off trade debts arising from discontinued operations amounting to $454,940. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

- The Company also settled various other trade debts and loans payable in the year by issue of common stock. These transactions resulted in a net loss on extinguishment of debt amounting to $36,575

11. DERIVATIVE LIABILITIES

During the year ended December 31, 2005, the Company recognized derivative liabilities of approximately $9.5 million pursuant to the issuance of $3,720,000 Secured Convertible Notes and the granting of certain registration rights which provided for liquidated damages and a default premium in the event of failure to timely register or deliver the shares in connection with the issuance of the Notes and the related Warrants. (See "Convertible Debt")

On September 20, 2005, the Company entered into a Securities Purchase Agreement (the "Stock Purchase Agreement") with AJW Offshore, Ltd, AJW Partners, LLC, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (the Purchasers) providing for the issuance by the Company to the Purchasers of up to $3,720,000 of secured convertible notes (the "Notes") and warrants to acquire up to 6,000,000 shares of the Company's Common Stock. The Notes are convertible into shares of the Company's Common Stock at the option of the holder. The conversion price is the lesser of the Variable Conversion Price and $.10. The Variable Conversion price is 60% of the average of the three lowest intra-day trading prices for the Company's common stock during the 20 (twenty) day trading period prior to the Purchasers providing the conversion notice to the Company.

On September 20, 2005, in connection with the purchase of the Notes, the Company also entered into a Registration Rights Agreement with the Purchasers, which provided that on or prior to 30 days after the closing, of which one occurred on September 20, 2005, the Company would prepare and file with the Securities and Exchange Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Notes and the shares issuable upon exercise of the Warrants). If the registration statement was not filed within 30 days or was, for any reason, not declared effective within 90 days, or if after the Registration Statement has been declared effective sales of all registrable securities cannot be made pursuant to the Registration Statement the Company would pay liquidated damages to the investors equal to 2% of the then outstanding principal amount of the Notes.

After the Company satisfied certain conditions precedent, the Company issued $3,720,000 of Notes in three tranches: $1,860,000 on September 20, 2005, $930,000 on October 28, 2005 and $930,000 on December 9, 2005

The registration rights of the Purchasers are such that if the Company failed to register the investors shares, including the shares underlying the warrants, the Company would pay a cash penalty amounting to 2% of the amount invested per month, if the registration statement was not filed within 30 days of closing or was not declared effective within 90 days from the date of closing. The maximum liability associated with the liquidated damages amounts to 48% of the then outstanding principal amount of the Notes, which amounts to $1,785,600 on inception. The percentage of liquidated damages is calculated based on the two year holding period required for the underlying shares to become free trading, times the penalty percentage, which is 2% per month.

Also if the Company is unable to issue the number of shares required under a conversion notice or otherwise fails to deliver the number of shares required under a conversion notice the Notes shall become immediately due and payable in the amount of the principal amount of the Notes then outstanding plus a default premium amounting to 30% of such outstanding principal, which amounted to $1,116,000 on inception.

In connection with the issuance of the Notes, the Company determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion and, among other things, a liquidated damage clause contained in the registration rights agreement requires the Company to pay 2% per month of the outstanding principal amount of the Notes, in cash to the Note holders in the event that a registration statement covering the shares underlying the Notes and warrants is not declared effective within 90 days of the date the Notes were issued. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Furthermore, the related warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash.

The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, when appropriate, and should be accounted for as separate derivatives with a corresponding value recorded as liability

Additionally, because the number of shares that are to be delivered upon satisfaction of the conversion of the Notes and warrants or liquidated damages is variable, the Company is unable to assert that it had sufficient authorized and unissued shares to settle the liquidated damages or conversion of the Notes and Warrants. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and convertible preferred shares as well as those issued in the future, would be classified as liabilities as well, effective with the granting of the registration rights. The fair value of the derivative liabilities at the date of issuance of the Notes and the granting of registration rights and at December 31, 2005 is as follows:

                                         At Issuance         At December 31,
                                                                   2005
     ------------------------------- ---------------------- --------------------
     Convertible Notes                   $8,162,811              $8,702,321
     ------------------------------- ---------------------- --------------------
     Warrants associated with the          $330,224                $223,383
     Convertible Notes
     ------------------------------- ---------------------- --------------------
     Other outstanding warrants            $461,950                $335,531
     ------------------------------- ---------------------- --------------------
     Convertible preferred shares          $307,242                $199,131
     ------------------------------- ---------------------- --------------------
                                         $9,262,227              $9,460,366


The above total is net of $720,000 of the fair value of the Notes which was recorded as deferred interest and will be amortized over the term of the Notes. $3,000,000, the amount of proceeds actually received on issuance of the Notes, has been recorded as a debt discount to be amortized over the term of the Notes. The balance of the fair value at December 31, 2005, amounting to $6,460,366, has been recorded as other expense.

The Company computed the fair value of the identified derivatives using the Black Scholes valuation model with the following assumptions:

At the date of issuance of the three tranches of Convertible Notes, related warrants, and related registration rights and at December 31, 2005

Convertible Notes

                                              At issuance          At December
                                                                     31, 2005
       -------------------------      ---------------------- ----------------
       Market price:                         $0.10 - $.078              $0.065
       -------------------------       ---------------------- ----------------
       Conversion
       price:                            $0.0556 - $0.0422              $0.0328
       -------------------------       ---------------------- ----------------
       Term:                                       3 years    2.72 - 2.94 years
       -------------------------       ---------------------- ----------------
       Volatility:                                  102.8%              102.8%
       -------------------------       ---------------------- ----------------
       Risk-free interest
       rate:                                3.96% -  4.39%               4.39%
       -------------------------       ---------------------- ----------------
       Maximum liability:
       -------------------------       ---------------------- ----------------
       Principal Notes:                         $3,720,000           $3,546,440
       -------------------------       ---------------------- ----------------
       Liquidated
       damages:                                 $1,785,600           $1,702,291
       -------------------------       ---------------------- ----------------
       Default
       premium:                                 $1,116,000           $1,063,932
       -------------------------       ---------------------- ----------------

Warrants associated with the Convertible Notes

                                              At issuance          At December
                                                                      2005
       -------------------------       ---------------------- ----------------
       Market                              $0.10 - $.078            $0.065
       -------------------------       ---------------------- ----------------
       Exercise
       price:                                      $0.25             $0.25
       -------------------------       ---------------------- ----------------
       Term:                                     5 years       4.72 - 4.94 years
       -------------------------       ---------------------- ----------------
       Volatility:                                 102.8%           102.8%
       -------------------------       ---------------------- ----------------
       Risk-free interest
       rate:                                        3.96%            4.39%
       -------------------------       ---------------------- ----------------
       Number of Warrants                      6,000,000         6,000,000
       -------------------------       ---------------------- ----------------

Other outstanding warrants

                                            At issuance         At December 31,
                                                                       2005
       -------------------------       ---------------------- ------------------
       Market                                    $.085                $0.065
       price:
       -------------------------       ---------------------- ------------------
       Exercise
       price:                            $6.28 - $0.055          $6.28 - $0.055
       -------------------------       ---------------------- ------------------
       Term:                             3 - 0.48 years        2.78 - 0.20 years
       -------------------------       ---------------------- ------------------
       Volatility:                               102.8%               102.8%
       -------------------------       ---------------------- ------------------
       Risk-free interest
       rate:                                      3.96%                4.39%
       -------------------------       ---------------------- ------------------
       Number of Warrants                   16,763,884            19,472,773
       -------------------------       ---------------------- ------------------

Convertible preferred shares outstanding

                                              At issuance       At December 31,
                                                                      2005
       -------------------------       ---------------------- ------------------
       Market                                   $.085                $0.065
       price:
       -------------------------       ---------------------- ------------------
       Exercise
       price:                             $.0527 - $0.0710     $.0527 - $0.0710
       -------------------------       ---------------------- ------------------
       Term:                              2.1 - 1.87  years    1.82 - 1.59 years
       -------------------------       ---------------------- ------------------
       Volatility:                              102.8%               102.8%
       -------------------------       ---------------------- ------------------
       Risk-free interest
       rate:                                     3.96%                4.39%
       -------------------------       ---------------------- ------------------
       Number of shares                      5,893,043            5,893,043
       -------------------------       ---------------------- ------------------

12. STOCKHOLDERS' DEFICIT

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

Effective April 27, 2005 the Company increased the total number of authorized shares to 550,000,000 of which 500,000,000 were common shares and 50,000,000 were preferred shares with the series, rights, preferences privileges and restrictions to be determined by the Board of Directors of the Company.

Details Of Shares Issued:

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

On March 30, 2005 the Company issued 250,000 shares of common stock valued at market value of $25,000 to a consultant for services rendered.

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

On June 15, 2005, the Company issued 15,312,500 shares of common stock for a series of private placements for cash consideration of $1,225,000. These securities were subsequently registered pursuant to an SB2 Registration Statement declared effective December 7, 2005

On June 15, 2005 the Company issued 9,119,714 shares of common stock valued at $729,577 to the Shaar Fund for principal and accrued interest of $629,488 and $100,089 respectively, with respect to final conversion of the $1,000,000 8% convertible debenture due November 2, 2007.

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

On October 3, 2005 the Company issued 100,000 shares of common stock valued at $12,800 for services rendered. These securities were subsequently registered pursuant to an SB2 Registration Statement declared effective December 7, 2005

On October 7, 2005 the Company issued 1,428,000 shares of common stock valued at $99,960 for cash. These securities were subsequently registered pursuant to an SB2 Registration Statement declared effective December 7, 2005

On October 12, 2005 the Company issued 2,138,787 shares of common stock valued at $150,000 for cash. These securities were subsequently registered pursuant to an SB2 Registration Statement declared effective December 7, 2005

On October 25, 2005 the Company issued 142,857 shares of common stock valued at $10,000 for cash. These securities were subsequently registered pursuant to an SB2 Registration Statement declared effective December 7, 2005

On November 1, 2005, the Company issued 1,939,237 shares of common stock valued at $150,000 in full settlement of an outstanding debt.

On November 1, 2005 the Company issued 50,000 shares of common stock valued at $4,550 as a payment of interest on a short term loan.

All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, pursuant to
Section 4(2) thereof.

On December 9, 2005 the Company issued 2,000,000 shares of common stock valued at $87,180 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On December 12, 2005 the Company issued 2,000,000 shares of common stock valued at $82,380 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005


On April 27, 2005 the Company's stockholders approved an increase in the authorized share capital of the Company from 275,000,000 authorized shares (250,000,000 common stock and 25,000,000 preferred stock) to 550,000,000 shares, 500,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock with the series, rights, preferences privileges and restrictions to be determined by the Board of Directors of the Company.

13. STOCK PURCHASE WARRANTS

During the year ended December 31, 2005, the Company issued 6,540,000 warrants at $0.25 associated with various debt issuances. (see Note 8) 6,000,000 of these warrants have been included in the calculation of the derivative liability arising on the issuance of this debt and are accounted for in the derivative liability. The Company has valued the remaining 540,000 warrants at $20,088, and has accounted for $1,674 of this as an operating expense. The remainder of the valuation has been classified as deferred financing costs to be amortized over the term of the debt. The valuation was based upon a Black-Scholes calculation, assuming a three year life, a risk free rate of return of 4% and a volatility of 102.8%.

During the year ended December 31, 2005, the Company issued warrants to purchase 4,756,696 shares at prices from $0.12 to $0.25 in connections with the sale of common stock (see Note 10). The Company has valued these warrants at $361,090, and has accounted for this as additional paid in capital. The valuation was based upon a Black-Scholes calculation, assuming a three year life, a risk free rate of return of 4% and a volatility of 102.8%.

During the year ended December 31, 2005, the Company issued for financing services warrants to purchase 6,600,000 shares of common stock at prices ranging from $0.10 to $0.30 per share. The Company has valued these warrants at $383,965, and has accounted for $234,321 of this as an operating expense. The remainder of the valuation has been classified as deferred financing costs to be amortized over the term of the services contracted. The valuation was based upon a Black-Scholes calculation, assuming a life ranging from 6 months to one year, a risk free rate of return of 4% and a volatility of 102.8%

During the year ended December 31, 2004, the Company issued 3,166,667 warrants associated with various debt issuances. (see Note 8)

During the year ended December 31, 2004, the Company issued warrants to purchase 714,285 shares at $0.10 in connections with the sale of common stock (see Note
10)

During the year ended December 31, 2004, the Company issued for services warrants to purchase 3,950,000 shares of common stock at prices ranging from $0.055 to $0.19 per share. The Company has valued 1,750,000 of these warrants at $183,000, and has accounted for this as an operating expense. The valuation was based upon a Black-Scholes calculation, assuming a three year life, a risk free rate of return of ranging from approximately 2 to 4% and a volatility ranging from approximately 100% to 250%. The remaining 2,200,000 warrants, issued for services, were issued at exercise prices ranging from $0.10 to $0.19 per share, with a 120 day life. These remaining 2,200,000 warrants were valued at $11,490, and has accounted for this as an operating expense. Theses warrants were valued based upon a Black-Scholes calculation, assuming a 120 day life, a risk free rate of return of approximately 4% and a volatility of approximately 100% to 250%. These 2,200,000 warrants expired as of December 31, 2004.

A reconciliation of warrant activity is as follows:



                                                Number of          Weighted
                                                 shares            average
                                                issuable        exercise Price
                                              --------------    ---------------
Balance at January 1, 2004                        4,850,000           $  0.053
     Granted                                      9,504,211              0.143

     Exercised                                            -                 -

     Expired                                    (2,200,000)            (0.152)
                                              --------------    ---------------
Balance at December 31, 2004                     12,154,211              2.059
     Granted                                     17,896,696              0.222

     Exercised                                           -                  -

     Expired                                      (100,000)            (6.250)
                                              --------------    ---------------
Balance at December 31, 2005                     29,950,907           $  0.947
                                              ==============    ================
The following table summarized warrants outstanding and exercisable as of December 31, 2005:


                                      Number of       Weighted-average
                                        shares           remaining         Number of
                                      underlying        contractual         shares
                Exercise Price         warrants            life           exercisable
             --------------------    --------------    --------------    --------------
                                                        (in Years)
                $6.20 - $6.28            3,750,000     0.35                  3,750,000

                $0.32 - $0.15           19,965,073     3.09                 19,965,073

               $0.124 - $0.055           6,235,834     1.91                  6,235,834
                                     --------------    --------------    --------------
                                        29,950,907     0.81                 29,950,907


14. STOCK OPTIONS

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

On November 6, 2003, the Company's Board of Directors passed a resolution amending the 2001 Stock Option Plan, as permitted under section 8 thereof, to increase the maximum number of Shares that may be issued or transferred pursuant to the Plan to 30,000,000. In the year ended December 31, 2003, the Company granted to employees under this Plan 1,260,000 common share options. Of these option granted in 2003, a total of 240,000 were cancelled in the year ended December 31, 2004 upon termination of various employees. A further 240,000 of these options were cancelled in the year ended December 31, 2005 upon termination of various employees.

In April 2003, the Company adopted the 2003 Stock Option Plan. A total of 4,000,000 shares may be issued under this Plan. As of December 31, 2005 no options have been granted under this plan.

A total of 7,560,000 options were issued to employees in the year ended December 31, 2005. These options were issued at exercise prices ranging from $0.05 to $0.08 and were fully vested on issue. These option issues resulted in an administrative cost of $33,100. Additionally 100,000 options issued to employees in 2003 which would have vested in June 2006 were accelerated to fully vest in December 2005 to put them on the same basis as the options issued in 2005.

There were no options granted in the year ended December 31, 2004

Stock option activity under the stock option plan is as follows:



                                    Weighted-
                               Number of  Shares            average
                                    Issuable                exercise
                                       #                     price $
---------------------------  --------------------------- --------------
Balance December 31, 2003            6,915,595              $0.0534
Granted                                 0                    0.10
Exercised                               0                      0
Expired                               (240,000)              0.10
---------------------------  ----------------------------  -----------
Balance December 31, 2004            6,675,595               0.021
Granted                              7,560,000               0.0617
Exercised                             (700,000)              0.001
Expired                               (640,000)              0.1625
--------------------------  -----------------------------  -----------
Balance December 31, 2005           12,895,595              $0.0448
                            =============================  ===========

The following table summarizes the outstanding and exercisable options as at December 31, 2005


   Exercise            Number          Weighted-average      Number
    prices           outstanding          remaining        exercisable
       $                  #            contractual life         #
---------------  ------------------  -------------------- -------------
    0.0075            4,555,595             1.69            4,555,595
    0.10                780,000             1.75              780,000
  0.05 - 0.08         7,560,000             4.00            7,260,000
---------------  ------------------  --------------------  -----------
                     12,895,595                            12,895,595

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2009. Rent expense for the years ended December 31, 2005 and December 31, 2004 was $135,155 and $111,983 respectively. This table shows future minimum lease commitments under the leases at December 31, 2005


2006                     $      97,235
2007                            66,678
2008                             9,234
2009                             2,287
                               -------
                         $     175,434
                               =======

Legal Proceedings

On November 10, 2005 the Company initiated court proceedings in the Patents County Court in the UK against Prolink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited for an injunction, delivery up and/or damages or an account of profits arising from the defendant's infringement of European Patent
(UK) 0617794 B1, which is owned by the Company, together with a claim for the Company's costs and expenses in the action. This case is still before the courts and no judgement has been rendered. The defendants have counterclaimed alleging the patent is invalid, that it is not infringed and that it be revoked. The defendants are also claiming legal costs and expenses to defend the action. Under the legal system in the UK if the defendant prevails in the action the Company may be liable to pay the defendants costs, including attorney fees, which may be substantial. As of April 14, 2006 the Company had paid UK Pounds 75,000 into the Court against the potential liability for these fees, and is currently required to pay a further UK Pounds 115,000 on or before October 1, 2006 into the Court against this potential liability.


The Company has been sued for $25,000 fees claimed by a consultant. The Company does not consider this claim has merit and is defending the action.

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

16. INCOME TAXES

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

The reconciliation of the provision (recovery) for income taxes before the extraordinary loss, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                    2005         2004
                                                 ----------  -----------
                                                  $ 000's       $ 000's
                                                 ----------  -----------
Expected (benefit) at U.S. statutory rates          (6,017)      (3,147)
Change in valuation allowance                        3,495        1,834
Non-deductible expenses                              2,522        1,313
                                                  ----------   ----------
Income tax provision (benefit)                        -           -
                                                 ==========   ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Significant components of the Company's deferred tax assets as of December 31, 2005 are as follows:


                                                    2005
                                                 ----------
                                                   $ 000's
                                                 ----------
Net operating loss carryforwards                   12,495
Research expenditures for Canadian tax purposes     1,170
Stock option expense                                  12
Allowance for bad debt                                 18
Valuation allowance                               (13,695)
                                                 ----------
                                                      -
                                                 ==========


The Company has scientific research expenditures for Canadian income tax purposes in the amount of $3,655,000 that may be applied to reduce taxable income of future years for Canadian income tax purposes.

The Company has net operating losses for United States and Canadian income tax purposes of approximately $35,700,000, which will expire in the year 2025. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2005. The Board of Directors of the Company is comprised of only one class. The directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided herein are brief descriptions of the business experience of each director, executive officer, and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Don Adamson, Director of Golf Development

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

Michael Martin, Corporate Controller

Michael Martin has served as the Corporate Controller of GPSI since April, 2004. Prior to joining GPSI he was VP Finance of Axton Manufacturing Ltd in Vancouver, BC from 2002 to 2003. From 1996 to 2001 he provided contract consulting services to various companies in London, England and in Vancouver, British Columbia. Previously Mr. Martin has served as CFO for Johnson Enterprises Ltd. In Langley, B.C., Manager of Business Investigations of Coopers & Lybrand in Langley, B.C. and Controller for Galactic Resources Ltd. in Vancouver. Before moving into industry he was a Manager with Peat Marwick Mitchell in Vancouver, BC and Jamaica and articled with Viney Merretts, Chartered Accountants in London, England. Mr. Martin is a Chartered Accountant and graduated with a B.A (Hons) from University College, London University.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended , requires the Company's officers and directors, and persons who own more than ten per cent of a class of the Company's securities, to file reports of ownership and changes in ownership of common stock (Forms 3, 4, and 5) with the Securities and Exchange Commission. One of the Company's officers is late in filing Form 3, namely Alex Doaga, VP Operations.

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

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth aggregate amounts of compensation paid or accrued by GPSI to our Chief Executive Officer and the other most highly compensated executive officer (the "Named Executive Officer") whose annual expected compensation exceeded US$100,000 as of December 31, 2005. All amounts are in Canadian dollars as these officers live in British Columbia, Canada and are paid in Canadian dollars. Other annual compensation represents car allowance.




                                                                        Annualized Long Term
                                                                            Compensation
----------------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                       Awards       Payouts
----------------------------------------------------------------------------------------------------------------------------
Name and Principal         Year    Salary    Bonus    Other Annual   Restricted    Securities    LTIP        All Other
                                                                        Stock      Underlying    Payout
Position                                      ($)    Compensation      Awards     Options/SARs             Compensation
----------------------------------------------------------------------------------------------------------------------------
Robert C. Silzer, Sr.,      2005  $ 242,081    --       $14,400           --         --           --           --
Chairman, Chief Executive   2004  $ 260,723  $10,000    $14,400           --         --           --           --
Officer, and President      2003  $ 134,983    --          --             --         --           --           --

Alex Doaga, Vice            2005  $ 150,000    --          --             --      1,250,000       --           --
President Operations        2004  $ 140,000  $ 1,000       --             --         --           --           --
                            2003  $ 114,613  $   500       --             --         --           --           --


Aggregated Option Exercises and Fiscal Year End Option Values

The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2005 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and either the actual or estimated fair market value of the underlying security, as applicable. 700,000 options were exercised during the fiscal year ended December 31, 2005


                                                          No. of Shares                 Value of
                                    Shares     Value       Underlying               Unexercised In-the
                                   Acquired   Realized  Unexercised Options at       Money Options At
                                      on        (9)       Fiscal Year-End            Fiscal Year-End
Name                              Exercise(#)        Exercisable/Unexercisabl     Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Robert C. Silzer, Sr.                0                      0    /    0                  0      /      0
Alex Doaga                        700,000    $89,600   1,250,000 /    0               $18,750   /      0


Options/SAR Grants in last fiscal year

------------------ ------------------------------ ----------------------------------- --------------------------- -----------------
Name               No. of securities underlying   % of total Options/SARs granted     Exercise Base Price         Expiration Date
                   Options/SARs granted           in fiscal year
------------------ ------------------------------ ----------------------------------- --------------------------- -----------------
Alex Doaga                   1,250,000                          16.53%                          $0.05             December 27,
                                                                                                                  2009
------------------ ------------------------------ ----------------------------------- --------------------------- -----------------

Employments and Severance Agreements

Robert C. Silzer, Sr., President & CEO currently does not have an employment agreement with the Company. The current compensation agreed by the Board provides for a base salary of U.S.$200,000 per annum (U,S,$200,000 in 2004), a car allowance of Cdn.$1,200 per month, an annual bonus grant, benefits, and stock options, as determined and awarded by the Board from time to time in its sole discretion. The Company did not grant stock options to Mr. Silzer in 2005.

The Company entered into an employment agreement with Alex Doaga, the current Vice President of Operations on September 1, 2002 for a five-year term, which was renegotiated after December 31, 2003. The agreement called for an annual salary of U,S,$80,000. This agreement was subsequently renegotiated and in 2004 Dr. Doaga earned a base salary of Cdn.$140,000 per year. In January, 2005 Mr. Doaga's salary was increased to Cdn.$150,000 per year effective January 1, 2005, plus an annual bonus of up to 25% of his base salary, and stock options. Mr. Doaga did not receive a bonus in 2005, he did receive a bonus of Cdn$1,000 in 2004.

 Director Compensation

Currently the Directors who are not employees of the Company do not receive any compensation for attending Board meetings except that in 2003 each Board member had been granted 500,000 restricted common shares valued at $50,000 to sit on the Board. Mr. Horrow also receives $10,000 US per month for his consulting services to the Company, which include his finders fee to bring Mr. Norman to GPSI. Mr. Norman's company, Great White Shark Enterprises, received compensation in 2005 in accordance with the Endorsement Agreement signed with the Company in April, 2003. Mr. Norman was a Director during 2004 and resigned from the Board on January 26, 2005 at which time Bart Collins joined the Board in his place. Mr Silzer is currently compensated in his capacity as President & CEO of GPSI.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 24, 2006, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 24, 2006, there were 294,617,687 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 24, 2006, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o GPS Industries, Inc., Suite 214, 5500 152nd St., Surrey, British Columbia V3S 5J9. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

                              Shares of Percentage
                                                  Common Stock      of Total
                                                  Beneficially       Common
Name and Address of Beneficial Owner                 Owned           Stock
--------------------------------------            -------------   -------------
5% Beneficial Owners
Greg Norman (1)                                    15,250,000        5.14%(1)

Directors and Officers
----------------------
Robert C. Silzer, Sr.                              10,121,306        3.39%(2)
Alex Doaga                                          1,510,000        0.51%(3)
Doug Wood                                           8,563,438        2.90%(4)
Bart Collins                                          216,667        0.07%(5)
Rick Horrow                                         1,250,000        0.42%

Total Directors and Officers
 as a Group (5 persons)                            36,911,411       12.21%


(1) 10,000,000 shares are held in the name of Greg Norman Irrevocable Trust dated 12/11/2004 and 2,850,000 are held in the name of Gregory John Norman Intangibles Trust pursuant to a credit agreement dated December 3, 2004. Includes 1,900,000 warrants priced at $0.15 expiring December 3, 2007

(2) Includes 3,500,000 warrants priced at $6.20 expiring April 30, 2006 and 250,000 warrants priced at $6.28 expiring July 31, 2006

(3) Includes 1,250,000 stock options priced at $0.05 expiring December 27, 2009

(4) Includes 666,667 warrants priced at $0.15 expiring March 23, 2007

(5) Includes 66,667 warrants priced at $0.15 expiring December 3, 2007

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2004.

As of December 31, 2005, we owed $2,680,928 of principal indebtedness to Great White Shark Enterprises, Inc.(2004, $3,000,000) which is owned by Greg Norman.

As of December 31, 2005, we owed approximately $1,555,000 to Doug Wood and the Wood Family Trust. Interest is payable at 8% per annum. $124,400 has been accrued for this interest at December 31, 2005.

As of December 31, 2005 we owed $514,337 to Robert C. Silzer, Sr. (2004, $603,415). Interest is payable at 8% per annum.

Promissory notes payable to officers and directors or companies controlled by officers and directors of the Company are unsecured and repayable on demand.

As of December 31, 2005 the Company was obligated to Rick Horrow to pay his Company Horrow Sports Ventures $10,000 per month as a consulting fee. $243,675 remained owing to Horrow Sports Ventures as at December 31, 2005 for these consulting services.

Stock Option Plan

The purpose of the plan is to provide additional incentives to those Directors, Officers and key employees and Consultants of the Company and its subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company, to motivate them to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in long-term growth and profitability of the Company. 7,560,000 stock options were issued to employees during the year ended December 31, 2005. As of December 31, 2005 there were 8,340,000 options issued to employees at a prices ranging from $0.10 to $0.05 outstanding. There were 1,020,000 options outstanding to employees at December 31, 2004. The difference is the amount of options which had been issued to employees and which expired in 2005 because they had left the Company. No stock options were issued to employees, officers or directors in 2004.

Details of the Stock Option Plan are provided in Note 10 to the Financial Statements. The Board has approved 34,000,000 shares to be made available for the stock options.

Equity Compensation Plan

Details of equity which has been issued by the Company in lieu of compensation to former employees, consultants, and other service providers have been included in the Notes to the Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2005 under the Company's 2001 Stock Option Plan and the Company's 2003 Stock Option Plan, the number of shares of common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of common stock still authorized for issuance under such plans.





                                  Number of        Weighted-average      Number of securities
                               securities to be     exercise price      remaining available or
                               issued upon of            of             future issuance under
                                 exercise of        outstanding          equity compensation
                               outstanding            options,                  plans
                             options, warrants       and rights
Plan category                    and rights
--------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders   12,895,595           $   .056               21,104,405
Equity compensation plans
 not approved by security
 holders                           --                $                          --
--------------------------------------------------------------------------------------------------

Total                           12,895,595           $   .056               21,104,405
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

       10.6 Entry into a Securities Purchase Agreement for the Issuance of $3,720,000 Convertible Notes (7)

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

(7) Incorporated by reference to the Form 8-K filed September 26, 2006

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by Sherb & Co. for the audit of our annual financial statements and the review of financial statements for the Quarter ended September 30, 2005, the Quarter ended June 30, 2005 and the Quarter ended March 31, 2005 was $50,500 as compared to $50,500 for the audit fees for the year ended December 31, 2004.

Tax Fees: The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by Sherb & Co. for tax compliance and tax planning was approximately $20,000 as compared to $20,000 for the year ended December 31, 2004.

All Other Fees: The aggregate fees billed for the year ended December 31, 2005 for products and services provided by Sherb & Co. other than the services reported above was $14,590 as compared to $Nil for year ended December 31, 2004. These services consisted of their review of our SB2 Registration Statement declared effective on December 7, 2005 and Edgarization services for our SEC Edgar filings.

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

                              GPS INDUSTRIES, INC.



                                        By:      /s/ Robert C. Silzer, Sr.
                                                 -------------------------------
                                                     Robert C. Silzer, Sr.
                                                     President, Chief Executive
                                                     Officer


Dated: April 17, 2006

                              GPS INDUSTRIES, INC.



                                        By:      /s/ Michael Martin
                                                 -------------------------------
                                                    Michael Martin
                                                    Chief Accounting Officer

Dated: April 17, 2006



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Robert C. Silzer, Sr.                   Dated: April 17, 2006
         --------------------------
             Robert C. Silzer, Sr.
             President, Chief Executive Officer,
             Chairman, Secretary and Director

By:      /s/ Michael Martin                          Dated: April 17, 2006
         --------------------------
             Michael Martin
             Chief Accounting Officer

By:      /s/ Douglas Wood                            Dated: April 17, 2006
         --------------------------
             Douglas Wood
             Director

By:      /s/ Rick Horrow                             Dated: April 17, 2006
         --------------------------
             Rick Horrow
             Director

By:      /s/ Bart Collins                            Dated: April 17, 2006
         --------------------------
             Bart Collins
             Director