Form 10QSB
period 2006-03-31
GPS INDUSTRIES, INC.
filed 2006-05-22
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check One): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 12, 2006 the Company had 306,774,211 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES




                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet - March 31, 2006 (Unaudited)..................3

    Consolidated Statements of Operations (Unaudited) -
    Three months ended March 31, 2006 and 2005...............................4

    Consolidated Statements of Cash Flows (Unaudited) -
    Three months ended March 31, 2006 and 2005...............................5

    Notes to Consolidated Financial Statements (Unaudited) -
    Three months ended March 31, 2006 and 2005...............................6

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

  Item 3.  Defaults Upon Senior Securities..................................25

  Item 4.  Submission of matters to a vote of security holders..............25

  Item 5.  Other information................................................25

  Item 6.  Exhibits.........................................................25

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)


Assets

Current

      Cash                                                                        $    70,864
      Accounts receivable                                                             421,411
      Inventories                                                                   1,481,308
      Prepaid expenses and other current assets                                       289,598
                                                                                -------------
           Total current assets                                                     2,263,181

Long-term accounts receivable                                                         131,097

Property and equipment, net                                                            77,487

Patents                                                                             1,454,235

Deferred implementation costs                                                         141,510
                                                                                --------------
                                                                                  $ 4,067,510
                                                                                ==============

Liabilities and Stockholders' Deficit

Current liabilities

      Bank indebtedness                                                           $ 2,938,843
      Bank loan                                                                        20,987
      Deferred Revenue                                                                433,295
      Short term loans                                                              3,416,077
      Accounts payable and accrued liabilities                                      4,684,949
      Liability associated with Optimal Golf acquisition                            3,127,000
      Promissory notes - related parties                                              505,705
      Derivative liabilities                                                        8,197,951
                                                                                --------------
                                                                                   23,324,807
      Liabilities related to discontinued operations
      (Chapter 7 proceedings filed in 2002)
      Promissory note payable                                                       1,274,757
      Accounts payable and accrued liabilities                                      1,241,391
      Loans payable to related parties                                                258,000
      Capital lease obligations ( in default)                                          29,467
                                                                                -------------
                                                                                    2,803,615

                                                                                --------------
           Total current liabilities                                               26,128,422
                                                                                --------------

Convertible Debt, net of unamortized debt discount and deferred interest              516,278
of $2,708,080

Long Term debt - Related Party, net of unamortized debt discount of $394,286        2,286,643

Stockholders' deficit
      5% Convertible Preferred Shares, $.001 par value, 50,000,000 authorized
      375,000 issued and outstanding                                                  375,000
      Class A common stock, $.001 par value, 500,000,000 authorized
      294,224,200 issued and outstanding                                              294,224
      Accumulated other comprehensive income                                          722,295
      Deferred compensation expense                                                 ( 394,210)
      Deferred Financing Costs                                                      ( 320,918)
      Additional paid-in capital                                                   38,024,148
      Accumulated deficit                                                        ( 63,564,372)

           Total Stockholder's Deficit                                           ( 24,863,833)
                                                                                --------------
                                                                                  $ 4,067,510
                                                                                ==============

See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------
                                   For the Three Months Ended March 31          2006             2005
                                                                        --------------------------------
                                                                             (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------------------------------

Revenue                                                                        $ 826,091    $ 1,118,616

Cost of Goods Sold                                                               433,257        583,923

Installation Costs                                                                55,394         85,534

                                                                       ---------------------------------
Gross Profit                                                                     337,440        449,159
                                                                       ---------------------------------


Operating Expenses

      General and Administrative Expenses                                        936,763        940,536
      Depreciation and amortization                                               84,143         67,365
      Sales and marketing                                                        645,594        554,830
      Engineering and Research and Development                                   647,226        310,016
                                                                       ---------------------------------
                                                                               2,313,726      1,872,747
                                                                       ---------------------------------

Loss Before Other Income (Expense)                                           ( 1,976,286)   ( 1,423,588)
                                                                       ---------------------------------

Other Income (Expense)

      Finance costs                                                             ( 54,112)      ( 63,031)
      Interest expense                                                         ( 999,897)     ( 328,740)
      Derivative liabilities - Decrease in fair value                          1,262,415              -
      Gain (loss) on foreign exchange                                              ( 290)             -
      Gain on extinguishment of debt                                              87,950        161,701
                                                                       ---------------------------------
                                                                                 296,066      ( 230,070)
                                                                       ---------------------------------

Net Loss                                                                   $ ( 1,680,220) $ ( 1,653,658)
--------------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted
                                                                                $ ( 0.01)      $ ( 0.01)
                                                                       ---------------------------------
Weighted average number of common shares outstanding -
      basic and diluted                                                      286,870,323    207,216,257
--------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Three Months Ended March 31            2006             2005
---------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)      (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities

      Net loss from operations                                                              $ ( 1,680,220)   $ ( 1,653,658)

      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                           84,143           76,188
           Amortization of deferred compensation                                                   56,316           56,315
           Extinguishment of debt                                                                  77,017          138,278
           Expenses paid by issuance of stock                                                     115,380          307,265
           Interest converted to stock                                                                  -           93,750
           Decrease in fair value of derivative liabilities                                    (1,262,415)               -
           Amortization of debt discount                                                          595,867                -
           Amortization of finance costs                                                           87,140           80,000

      Changes ion operating assets and liabilities:
           Inventories                                                                           (380,601)       ( 246,400)
           Accounts receivable                                                                    282,687        ( 485,818)
           Long-term accounts receivable                                                          (13,288)               -
           Prepaid expenses and deposits                                                          (88,459)        ( 43,886)
           Deferred implementation costs                                                          (13,596)       ( 171,266)
           Accounts payable and accrued liabilities                                               571,847          163,609
           Discontinues operations - accounts payable and accrued liabilities                    (164,967)       ( 299,979)
           Deferred revenue                                                                       209,309          458,005
                                                                                            -------------      -----------
Net Cash Used In Operating Activities                                                         ( 1,523,840)     ( 1,527,597)
                                                                                            -------------      -----------
Cash Flow From Investing Activities
           Purchase of property and equipment                                                    ( 20,272)           ( 391)
           Purchase of patents                                                                          -          ( 5,000)
                                                                                            -------------      -----------
Net Cash Flow Used In Investing Activities                                                       ( 20,272)         ( 5,391)
                                                                                            -------------      -----------
Cash Flow From Financing Activities
           Common stock issued for cash                                                                 -              700
           Proceeds from loans                                                                  1,094,241          861,726
           Repayments of long term loan                                                            17,143        ( 286,600)
           Borrowings under bank indebtedness                                                     381,050          775,141
           Repayments of loans from related parties                                               ( 8,632)         ( 7,985)
           Borrowing on convertible loans                                                               -           19,224
                                                                                            -------------      -----------
Net Cash Flow From Financing Activities                                                         1,483,802        1,362,206
                                                                                            -------------      -----------

Net Decrease In Cash                                                                             ( 60,310)       ( 170,782)

Cash, Beginning Of Period                                                                         131,174          173,092
                                                                                            -------------      -----------
Cash, End Of Period                                                                         $      70,864    $       2,310
                                                                                            ==============================


See accompanying notes to unaudited consolidated financial statements

GPS Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements Three Months Ended March 31, 2006 and 2005 (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Business - The Company develops and markets GPS and Wi-Fi wireless business solutions for golf courses, golf residential communities and golf resorts. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using Differential Global Positioning Satellite ("DGPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At March 31, 2006, substantially all of the Company's assets and operations were located in Canada.

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as labour, travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

On November 19, 2004 GPS Industries, Inc. purchased 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), the financial results (including Patent License Fee Revenues) of which are consolidated into the financial statements of GPSI. No pro-forma consolidated financial statements have been included in this report as the results of Optimal are not material to the consolidated financial statements of the Company.

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at March 31, 2006 and December 31, 2005. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2005, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Derivative Liabilities - The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

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

Stock, Options and Warrants Issued for Services - Issuances of shares of the Company's stock to employees or third-parties for compensation or services is valued using the closing market price on the date of grant for employees and the date services are completed for non-employees. Issuances of options and warrants of the Companies stock are valued using the Black-Scholes option model.

Stock Options - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

Reclassifications - Certain reclassifications of items in the prior period's financial statements have been made to conform to the current year's presentation.

Recent Accounting Pronouncements

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


4. Debt

Bank Indebtedness

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of March 31, 2006, the Company had borrowed approximately $1,531,452 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to September 30, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. The Company has issued a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share for a period of three years. $17,900, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the three months ended March 31, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of March 31, 2006 this line was drawn approximately $1,221,998. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to March 31, 2006. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share for a period of three years. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until October 2006.

Short-Term Loan

As of March 31, 2006 the Company has $3,416,077 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The largest of these, amounting to $1,755,000, is from a director and shareholder.

Purchase Order Financing

In January 2006 the Company entered into an agreement with Great White Shark Enterprises to obtain purchase order financing on confirmed sales orders. As of March 31, 2006 the Company owed $754,242 on this purchase order financing line of credit. The Company pays 18% per annum interest for the period the advance is required. Additionally the lender receives 100,000 shares for each $250,000 advanced. The balance of $754,242 owing under this financing line at March 31, 2006 is included in the balance of $3,416,077 owed on Short Term Loans.


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

Because the Company did not have the Registration Statement filed by September 30, 2005, it agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.10 on October 20, 2005 when the Registration Statement was filed.

On March 31, 2006 the Company recorded an additional $162,000 in the liability associated with the Optimal acquisition due to the decrease in the stock price from $.13, the price at the original issuance of the 9,000,000 shares, to $0.047 on March 31, 2006.

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

The Company has not paid any of this liability during the three months ended March 31, 2006. As at March 31, 2006 the principal amount outstanding is $2,680,929 which is offset by unamortized debt discount of $394,286, giving a net balance of $2,286,643.

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

As a condition to the closing, the Company's President entered into a Guaranty and Pledge agreement (the "Pledge Agreement") pursuant to which he agreed to pledge 6,371,306 shares as collateral. The Notes are also secured by the assets of the Company pursuant to a Security Agreement and Intellectual Property Security Agreement.

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

The aggregate principal amount of the Notes is $3,720,000 of which $720,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Notes and Warrants and a Derivatibe Liability arising from the conversion features of the Notes and Warrants. See "Derivative Liabilities". The debt discount arising from the issuance of the Notes amounted to $3,000,000. Both the debt discount and deferred interest amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended March 31, 2006 amortization of these offsets amounted to $595,867.

The Noteholders exercised their conversion privileges to convert a total of $332,083 of the principal amount in the period ended March 31, 2006 leaving a principal balance payable of $3,224,358. Unamortized debt discount and deferred interest amounted to $2,708,080 at March 31, 2006 giving a net balance of $516,278.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at March 31, 2006 as approximately $8.2 million. Changes in the fair value of the derivative liability are recorded as an Other Income or Expense item in the Consolidated Statement of Operations. The change in the fair value of the derivative in the three months ended March 31, 2006 resulted in income of approximately $1.262 million. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.


Other Debt Related Activity


Derivative Liabilities

During the year ended December 31, 2005, the Company recognized derivative liabilities of approximately $9.5 million pursuant to the issuance of $3,720,000 Secured Convertible Notes ("the Notes") and the granting of certain registration rights which provided for liquidated damages and a default premium in the event of failure to timely register or deliver the shares in connection with the issuance of the Notes and the related Warrants. (See "Convertible Debt"). The recognition of these derivative liabilities is more fully described in the 10-KSB for the year ended December 31, 2005

After the Company satisfied certain conditions precedent it issued $3,720,000 of Notes in three tranches: $1,860,000 on September 20, 2005, $930,000 on October 28, 2005 and $930,000 on December 9, 2005

In connection with the issuance of the Notes, the Company determined that the conversion feature of the Notes represents an embedded derivative and the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Furthermore, the related warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash.

The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, when appropriate, and should be accounted for as separate derivatives with a corresponding value recorded as liability

Additionally, because the number of shares that are to be delivered upon satisfaction of the conversion of the Notes and warrants or liquidated damages is variable, the Company is unable to assert that it had sufficient authorized and unissued shares to settle the liquidated damages or conversion of the Notes and Warrants. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and convertible preferred shares as well as those issued in the future, would be classified as liabilities as well, effective with the granting of the registration rights. The fair value of the derivative liabilities at the date of issuance of the Notes and the granting of registration rights, at December 31, 2005 and at March 31, 2006 is as follows:


     ---------------------------------- -------------------- ------------------------ ----------------------
                                            At Issuance       At December 31, 2005      At March 31, 2006
     ---------------------------------- -------------------- ------------------------ ----------------------
     Convertible Notes                           $8,162,811               $8,702,321             $7,731,784
     ---------------------------------- -------------------- ------------------------ ----------------------
     Warrants associated with the                  $330,224                 $223,383               $148,565
     Convertible Notes
     ---------------------------------- -------------------- ------------------------ ----------------------
     Other outstanding warrants                    $461,950                 $335,531               $202,426
     ---------------------------------- -------------------- ------------------------ ----------------------
     Convertible preferred shares                  $307,242                 $199,131               $115,176
     ---------------------------------- -------------------- ------------------------ ----------------------
                                                 $9,262,227               $9,460,366             $8,197,951
     ---------------------------------- -------------------- ------------------------ ----------------------


The above total is net of $720,000 of the fair value of the Notes which was recorded as deferred interest and will be amortized over the term of the Notes. $3,000,000, the amount of proceeds actually received on issuance of the Notes, has been recorded as a debt discount to be amortized over the term of the Notes. The balance of the fair value at December 31, 2005, amounting to $6,460,366, was recorded as other expense. The change in the balance of the fair value in the three months ended March 31, 2006, amounting to $1,262,415 has been recorded as other income for the period.

The Company computed the fair value of the identified derivatives using the Black Scholes valuation model with the following assumptions:

At the date of issuance of the three tranches of Convertible Notes, related warrants, and related registration rights, at December 31, 2005 and at March 31, 2006


            Convertible Notes
       --------------------------- -- -------------------- ------------------------- -----------------------
                                          At issuance        At December 31, 2005      At March 31, 2006
       --------------------------- -- -------------------- ------------------------- -----------------------
       Market                                     $0.10 -                    $0.065                  $0.047
       price:                                       $.078
       --------------------------- -- -------------------- ------------------------- -----------------------
       Conversion price:                $0.0556 - $0.0422                   $0.0328                 $0.0239
       --------------------------- -- -------------------- ------------------------- -----------------------
       Term:                                      3 years         2.72 - 2.94 years          2.48-2.7 years
       --------------------------- -- -------------------- ------------------------- -----------------------
       Volatility:                                 102.8%                    102.8%                 106.31%
       --------------------------- -- -------------------- ------------------------- -----------------------

       Risk-free interest rate:            3.96% -  4.39%                     4.39%                   4.74%
       --------------------------- -- -------------------- ------------------------- -----------------------
       Maximum liability:
       --------------------------- -- -------------------- ------------------------- -----------------------
         Principal Notes:                      $3,720,000                $3,546,440              $3,224,358
       --------------------------- -- -------------------- ------------------------- -----------------------
         Liquidated                                                                              $1,547,692
       damages:                                $1,785,600                $1,702,291
       --------------------------- -- -------------------- ------------------------- -----------------------

       Default premium:                        $1,116,000                $1,063,932                $967,307
       --------------------------- -- -------------------- ------------------------- -----------------------


            Warrants associated with the Convertible Notes
       --------------------------- -- -------------------- ------------------------- -----------------------
                                          At issuance        At December 31, 2005      At March 31, 2006
       --------------------------- -- -------------------- ------------------------- -----------------------
       Market price:                         $0.10 -$.078                    $0.065                  $0.047
       --------------------------- -- -------------------- ------------------------- -----------------------
       Exercise price:                              $0.25                     $0.25                   $0.25
       --------------------------- -- -------------------- ------------------------- -----------------------
       Term:                                      5 years         4.72 - 4.94 years          4.48-4.7 years
       --------------------------- -- -------------------- ------------------------- -----------------------
       Volatility:                                 102.8%                    102.8%                 106.31%
       --------------------------- -- -------------------- ------------------------- -----------------------
       Risk-free interest rate:                     3.96%                     4.39%                   4.74%
       --------------------------- -- -------------------- ------------------------- -----------------------
       Number of Warrants                       6,000,000                 6,000,000               6,000,000
       --------------------------- -- -------------------- ------------------------- -----------------------


            Other outstanding warrants
       --------------------------- -- -------------------- ------------------------- -----------------------
                                          At issuance        At December 31, 2005      At March 31, 2006
       --------------------------- -- -------------------- ------------------------- -----------------------
       Market price:                                $.085                    $0.065                  $0.047
       --------------------------- -- -------------------- ------------------------- -----------------------
       Exercise price:                     $6.28 - $0.055            $6.28 - $0.055          $6.28 - $0.055
       --------------------------- -- -------------------- ------------------------- -----------------------
       Term:                               3 - 0.48 years         2.78 - 0.20 years       2.54 - 0.08 years
       --------------------------- -- -------------------- ------------------------- -----------------------
       Volatility:                                 102.8%                    102.8%                 106.31%
       --------------------------- -- -------------------- ------------------------- -----------------------
       Risk-free interest rate:                     3.96%                     4.39%                   4.74%
       --------------------------- -- -------------------- ------------------------- -----------------------
       Number of Warrants                      16,763,884                19,472,773              20,968,860
       --------------------------- -- -------------------- ------------------------- -----------------------


            Convertible preferred shares outstanding
       --------------------------- -- -------------------- ------------------------- -----------------------
                                          At issuance        At December 31, 2005      At March 31, 2006
       --------------------------- -- -------------------- ------------------------- -----------------------
       Market price:                                $.085                    $0.065                  $0.047
       --------------------------- -- -------------------- ------------------------- -----------------------
       Exercise price:                   $.0527 - $0.0710          $.0527 - $0.0710        $.0527 - $0.0710
       --------------------------- -- -------------------- ------------------------- -----------------------
       Term:                             2.1 - 1.87 years         1.82 - 1.59 years       1.58 - 1.34 years
       --------------------------- -- -------------------- ------------------------- -----------------------
       Volatility:                                 102.8%                    102.8%                 106.31%
       --------------------------- -- -------------------- ------------------------- -----------------------
       Risk-free interest rate:                     3.96%                     4.39%                   4.74%
       --------------------------- -- -------------------- ------------------------- -----------------------
       Number of shares                         5,893,043                 5,893,043               5,893,043
       --------------------------- -- -------------------- ------------------------- -----------------------

5. Liabilities Related to Discontinued Operations

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted. The Company has recorded accounts payable and accrued liabilities of $778,234 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted. In conjunction with the ProShot transaction, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $463,158. All such liabilities are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet. In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

During the three months ended March 31, 2006 the Company wrote off trade debts arising from discontinued operations amounting to $164,966. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

6. Legal Proceedings

At March 31, 2006, the Company was involved in the following legal proceedings:

On November 10, 2005 the Company initiated court proceedings in the Patents County Court in the UK against Prolink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited for an injunction, delivery up and/or damages or an account of profits arising from the defendant's infringement of European Patent
(UK) 0617794 B1, which is owned by the Company, together with a claim for the Company's costs and expenses in the action. This case is still before the courts and no judgement has been rendered. The defendants have counterclaimed alleging the patent is invalid, that it is not infringed and that it be revoked. The defendants are also claiming legal costs and expenses to defend the action. Under the legal system in the UK if the defendant prevails in the action the Company may be liable to pay the defendants costs, including attorney fees, which may be substantial. As of May 17, 2006 the Company had paid UK Pounds 75,000 into the Court against the potential liability for these fees, and is currently required to pay a further UK Pounds 115,000 on or before October 1, 2006 into the Court against this potential liability.

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

7. Capital Stock Transactions

On January 5, 2006 the Company issued 508,928 shares of common stock valued at market value of $33,080 for services rendered.

On January 5, 2006 the Company issued 12,172,917 shares of common stock valued at market value of $791,240 in settlement of debt. The resale of 12,129,167 of these shares, valued at a market value of $788,396 were covered by an SB2 Registration Statement declared effective December 7, 2005

On January 5, 2006 the Company issued 2,000,000 shares of common stock valued at $73,200 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On January 12, 2006 the Company issued 416,667 shares of common stock valued at market value of $25,000 to a consultant for services rendered.

On January 16, 2006 the Company issued 300,000 shares of common stock valued at $16,500 for services rendered.

On January 19, 2006 the Company issued 4,555,595 shares of common stock in settlement of cashless options previously granted to employees of the Company.

On January 19, 2006 the Company issued 440,000 shares of common stock valued at market value of $26,400 in settlement of debt.

On January 26, 2006 the Company issued 750,000 shares of common stock valued at $24,750 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On February 6, 2006 the Company issued 600,000 shares of common stock valued at $40,800 to employees as a signing bonus.

On February 6, 2006 the Company issued 324,957 shares of common stock valued at market value of $22,097 in settlement of debt

On February 10, 2006 the Company issued 750,000 shares of common stock valued at $24,593 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005.

On February 21, 2006 the Company issued 2,000,000 shares of common stock valued at $71,180 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On March 8, 2006 the Company issued 2,000,000 shares of common stock valued at $66,780 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On March 22, 2006 the Company issued 2,000,000 shares of common stock valued at $61,580 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development and marketing of golf course management technology using Differential Global Positioning Satellite (DGPS) and Wi-Fi wireless business solutions. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using GPS technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed colour course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At March 31, 2006 and December 31, 2005, substantially all of the Company's assets and operations were located in Canada. Sales offices are located in Canada and the USA. The Company has distributors in Canada, United States, Europe, Australia/New Zealand, Asia and South Africa

The Company applies DGPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company recorded sales revenue during the three months ended March 31, 2006. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The costs of installing the equipment on the customer's site, such as labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

On November 19, 2004 the Company purchased 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal") the financial results (including Patent License Fee Revenues) of which are consolidated into the financial statements of the Company.

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at March 31, 2006 and December 31, 2005. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of debt and equity financings, sale of its GPS systems and payments from potential distributors and other partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2005, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of these assets, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for the three months ended March 31, 2006. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Three months ended March 31, 2006 and 2005

Revenue - The Company recorded total revenue in the three months ended March 31, 2006 of $826,091 as compared to $1,118,616 in the first three months of 2005. This amounted to a decrease of $292,525 or 26 % in total revenue. This revenue is comprised of sales of the Company's Inforemer product and related service contract fees and purchase of promotional materials from the Company. Revenue also includes patent licence fees received by the Company's subsidiary, Optimal Golf Solutions, Inc. The total revenue from Inforemer products and service contract fees amounted to $680,010 as compared to $846,322 in the first three months of 2005. There was no revenue from distributorship partnership fees in 2006 compared to $174,000 in 2005. Total patent licence revenue earned by Optimal Golf Solutions amounted to $146,081 as compared to $98,294 in the first three months of 2005.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the three months ended March 31, 2006 was $488,651 of which $433,257 represents costs of goods sold and $55,394 represents installation costs. In the first three months of 2005 Cost of Goods Sold was $669,457 comprised of cost of goods sold of $583,923 and installation costs of $85,534.

Selling and Marketing Expenses - Selling and marketing expenses were $645,594 for the three months ended March 31, 2006, as compared to $554,830 for the three months ended March 31, 2005. The increase was attributable to increased sales and marketing personnel, sales commissions, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs.

General and Administrative Expenses - General and administrative expenses were $936,763 for the three months ended March 31, 2006, as compared to $940,536 for the three months ended March 31, 2005. The sum of expenses in this category which were satisfied by stock issuances rather than cash payments amounted to $115,380 or 12 % of total general and administrative expenses.

Engineering, Research and Development Expenses - Engineering, research and development expenses increased to $647,226 for the three months ended March 31, 2006 from $310,016 for the three months ended March 31, 2005. This increase was attributable to the engineering and continuing development cost of the Inforemer product. These costs comprised personnel costs, consultants, computer software development costs and service costs of the increased number of Inforemer systems installed.

Depreciation and Amortization - Depreciation and amortization increased by $16,778 or 25% to $84,143 in the first three months of 2006, as compared to $67,365 in 2005. The Company acquired the rights to certain North American and international GPS patents in the year ended December 31, 2004. These patents are being amortized over the remaining life of the patents. The increase in depreciation and amortization is due to the depreciation charged against purchases of fixed assets.

Loss from Operations - The loss from operations was $1,976,286 for the three months ended March 31, 2006, as compared to a loss from operations of $1,423,588 for the three months ended March 31, 2005. The increase was due to the reduction in revenue, substantially higher engineering and R&D expenses and an increase in sales and marketing expenses in the period.

Interest Expense - Interest expense increased by $671,157 to $999,897 in 2006, as compared to $328,740 in 2005. The primary component of this increase was the amortization of debt discount on the convertible notes, amounting to $595,867. There was also an increase in interest-bearing debt, drawdowns on bank operating lines of credit and short term financing loans.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. Finance costs decreased to $54,112 in first three months of 2006 as compared to $63,031 in the respective 2005 period.

Derivative Liabilities - Derivative liabilities were incurred in the year ended December 31, 2005 arising from the issue of $3,720,000 of convertible secured notes. This resulted in an expense of $6,460,366 in 2005 representing the excess of the fair value of the derivative liabilities at December 31, 2005 over the principal amount of the notes. At March 31, 2006 the excess of the fair value of the of the derivative liabilities had declined by $1,262,415. This reduction is recorded as income for the period ended March 31, 2006. The valuation and basis for this expense is more fully discussed in the "Derivative Liabilities" note to the financial statements.

Gain on Extinguishment of Debt - Gain on extinguishment of debt decreased to $87,950 in the three months ended March 31, 2006 from $161,701 for the three months ended March 31, 2005. This gain was comprised of a gain of $164,967 relating to the write-off of debt guarantees of discontinued operations and a loss amounting to $77,017 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $1,680,220 for the three months ended March 31, 2006, as compared to a net loss of $1,653,658 for the three months ended March 31, 2005. This increase is a reflection of the reduction in revenue and substantial increases in engineering and interest expenses, which were partially offset by the decrease in the fair value of the derivative liabilities.

Liquidity and Capital Resources - March 31, 2006:

The Company is continuing its efforts to raise new capital during the remainder of 2006.

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

Operating Activities - The Company's operations utilized cash of $1,523,840 during the three months ended March 31, 2006, as compared to $1,527,597 during the three months ended March 31, 2005.

At March 31, 2006, cash decreased by $60,310 to $70,864, as compared to $131,174 at December 31, 2005.

The Company had a working capital deficit of $23,865,241 at March 31, 2006, as compared to a working capital deficit of $23,771,591 at December 31, 2005. At March 31, 2006 and December 31, 2005, $2,803,615 and $2,968,582 respectively of the Company's current liabilities consisted of liabilities with respect to discontinued operations. At March 31, 2006 and December 31, 2005, $8,197,951 and $9,460,366 respectively of the Company's current liabilities consisted of liabilities with respect to derivative liabilities.

Investing Activities - Net cash used in investing activities was $20,272 and $5,391 for the three months ended March 31, 2006 and 2005, respectively, consisting of the purchase of equipment.

Financing Activities - Net cash provided by financing activities was $1,483,802 for the three months ended March 31, 2006, as compared to $1,362,206 for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company made payments on loans from related parties of $8,632 and proceeds from bank borrowings and short term loans of $1,492,434.

Lines of Credit

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of March 31, 2006, the Company had borrowed approximately $1,531,452 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to September 30, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. The Company has issued a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share for a period of three years. $17,900, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the three months ended March 31, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of March 31, 2006 this line was drawn approximately $1,221,998. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to March 31, 2006. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share for a period of three years. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until October 2006.

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

Because the Company did not have the Registration Statement filed by September 30, 2005, it agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock, which had a closing bid price of $0.047 on March 31, 2006. The Registration Statement covering these shares was filed by the Company on October 20, 2005 and was declared effective by the SEC on December 7, 2005.


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

The Company has not paid any of this liability during the three months ended March 31, 2006. As at March 31, 2006 the principal amount outstanding is $2,680,928 which is offset by unamortized debt discount of $394,285, giving a net balance of $2,286,643.


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

As a condition to the closing, the Company's President entered into a Guaranty and Pledge agreement (the "Pledge Agreement") pursuant to which he agreed to pledge 6,371,306 shares as collateral. The Notes are also secured by the assets of the Company pursuant to a Security Agreement and Intellectual Property Security Agreement.

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

The aggregate principal amount of the Notes is $3,720,000 of which $720,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Notes and Warrants and a Derivatibe Liability arising from the conversion features of the Notes and Warrants. See "Derivative Liabilities". The debt discount arising from the issuance of the Notes amounted to $3,000,000. Both the debt discount and deferred interest amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended March 31, 2006 amortization of these offsets amounted to $595,867.

The Noteholders exercised their conversion privileges to convert a total of $332,083 of the principal amount in the period ended March 31, 2006 leaving a principal balance payable of $3,224,358. Unamortized debt discount and deferred interest amounted to $2,708,080 at March 31, 2006 giving a net balance of $516,278.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at March 31, 2006 as approximately $8.2 million. Changes in the fair value of the derivative liability are recorded as an Other Income or Expense item in the Consolidated Statement of Operations. The change in the fair value of the derivative in the three months ended March 31, 2006 resulted in income of approximately $1.262 million. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.

Off Balance Sheet Arrangements.

The Company had no Off Balance Sheet arrangements for the three months ended March 31, 2006, or for the three months ended March 31, 2005

Recent Accounting Pronouncements:

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

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have materially affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On November 10, 2005 the Company initiated court proceedings in the Patents County Court in the UK against Prolink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited for an injunction, delivery up and/or damages or an account of profits arising from the defendant's infringement of European Patent
(UK) 0617794 B1, which is owned by the Company, together with a claim for the Company's costs and expenses in the action. This case is still before the courts and no judgement has been rendered. The defendants have counterclaimed alleging the patent is invalid, that it is not infringed and that it be revoked. The defendants are also claiming legal costs and expenses to defend the action. Under the legal system in the UK if the defendant prevails in the action the Company may be liable to pay the defendants costs, including attorney fees, which may be substantial. As of May 17, 2006 the Company had paid UK Pounds 75,000 into the Court against the potential liability for these fees, and is currently required to pay a further UK Pounds 115,000 on or before October 1, 2006 into the Court against this potential liability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006 the Company issued a total of 28,819,064 shares of common stock, valued at a market value of $1,277,200. Of these, 1,825,595 shares were issued for services rendered valued at a market value of $115,380; 9,500,000 shares were issued in payment of convertible debt valued at $322,083; 12,937,874 shares were issued in other debt settlement valued at a market value of $839,737 and 4,555,595 shares were issued upon exercise of cashless stock options.

On January 5, 2006 the Company issued 508,928 shares of common stock valued at market value of $33,080 for services rendered.

On January 5, 2006 the Company issued 12,172,917 shares of common stock valued at market value of $791,240 in settlement of debt. The resale of 12,129,167 of these shares, valued at a market value of $788,396 were covered by an SB2 Registration Statement declared effective December 7, 2005

On January 5, 2006 the Company issued 2,000,000 shares of common stock valued at $73,200 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On January 12, 2006 the Company issued 416,667 shares of common stock valued at market value of $25,000 to a consultant for services rendered.

On January 16, 2006 the Company issued 300,000 shares of common stock valued at $16,500 for services rendered.

On January 19, 2006 the Company issued 4,555,595 shares of common stock in settlement of cashless options previously granted to employees of the Company.

On January 19, 2006 the Company issued 440,000 shares of common stock valued at market value of $26,400 in settlement of debt.

On January 26, 2006 the Company issued 750,000 shares of common stock valued at $24,750 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On February 6, 2006 the Company issued 600,000 shares of common stock valued at $40,800 to employees as a signing bonus.

On February 6, 2006 the Company issued 324,957 shares of common stock valued at market value of $22,097 in settlement of debt.

On February 10, 2006 the Company issued 750,000 shares of common stock valued at $24,593 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005.

On February 21, 2006 the Company issued 2,000,000 shares of common stock valued at $71,180 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005.

On March 8, 2006 the Company issued 2,000,000 shares of common stock valued at $66,780 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005.

On March 22, 2006 the Company issued 2,000,000 shares of common stock valued at $61,580 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.

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

                              GPS INDUSTRIES, INC.
                                  (Registrant)





Date:  May 22, 2006             By:  /s/ ROBERT C. SILZER, SR.
                                     ---------------------------
                                     Robert C. Silzer, Sr.
                                     Chief Executive Officer
                                     (Duly Authorized Officer)




Date:  May 22, 2006              By:  /s/ MICHAEL MARTIN
                                      ---------------------------
                                      Michael Martin
                                      Chief Accounting Officer
                                      (Duly Authorized Officer)