Form 10QSB
period 2006-06-30
GPS INDUSTRIES, INC.
filed 2006-08-21
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

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

As of July 11, 2006 the Company had 307,495,547 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES




                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet - June 30, 2006 (Unaudited)..................3

    Consolidated Statements of Operations (Unaudited) -
    Six months ended June 30, 2006 and 2005.................................4

    Consolidated Statements of Operations (Unaudited) -
    Three months ended June 30, 2006 and 2005...............................5

    Consolidated Statements of Cash Flows (Unaudited) -
    Six months ended June 30, 2006 and 2005.................................6

    Notes to Consolidated Financial Statements (Unaudited) -
    Six months ended June 30, 2006 and 2005.................................7

  Item 2.  Management's Discussion and Analysis or Plan of Operation.......18

  Item 3.  Controls and Procedures.........................................26

PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings...............................................28

  Item 2.  Changes in Securities and Use of Proceeds.......................28

  Item 3.  Defaults Upon Senior Securities.................................29

  Item 4.  Submission of matters to a vote of security holders.............29

  Item 5.  Other information...............................................29

  Item 6.  Exhibits........................................................29

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                   June 30, 2006
                                                                     Unaudited
--------------------------------------------------------------------------------
Assets

Current

      Cash                                                        $      43,714
      Accounts receivable                                               533,665
      Inventories                                                     1,448,775
      Prepaid expenses and other current assets                         505,596
                                                                  --------------
           Total current assets                                       2,531,750

Long-term accounts receivable                                           106,480

Property and equipment, net                                              97,622

Patents                                                               1,391,487

Deferred implementation costs                                           194,461
                                                                  --------------

                                                                  $   4,321,800
                                                                  ==============
--------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities

      Bank indebtedness                                           $   3,299,303
      Bank loan                                                          20,987
      Deferred Revenue                                                  986,003
      Short term loans                                                4,659,910
      Accounts payable and accrued liabilities                        5,151,869
      Liability associated with Optimal Golf acquisition              3,181,000
      Promissory notes - related parties                                496,481
      Derivative liabilities                                          6,250,699
                                                                  --------------
                                                                     24,046,252

      Liabilities related to discontinued operations
      (Chapter 7 proceedings filed in 2002)
      Promissory note payable                                         1,274,757
      Accounts payable and accrued liabilities                        1,076,425
      Loans payable to related parties                                  258,000
      Capital lease obligations ( in default)                            29,467
                                                                  --------------
                                                                      2,638,649
                                                                  --------------

           Total current liabilities                                 26,684,901
                                                                  --------------


Convertible Debt, net of unamortized debt discount and
deferred interest of $2,071,690                                         757,400

Long Term debt - Related Party, net of unamortized debt
discount of $377,143                                                  2,077,023
                                                                  --------------


Stockholders' deficit
      5% Convertible Preferred Shares, $.001 par value,
      50,000,000 authorized, 375,000 issued and outstanding             375,000
      Class A common stock, $.001 par value, 500,000,000
      authorized, 302,107,241 issued and outstanding                    302,107
      Accumulated other comprehensive income                            722,295
      Deferred compensation expense                                   ( 337,894)
      Deferred Financing Costs                                        ( 252,966)
      Additional paid-in capital                                     38,234,476
      Accumulated deficit                                          ( 64,240,542)
                                                                  --------------
           Total Stockholder's Deficit                             ( 25,197,524)
                                                                  --------------

                                                                  $   4,321,800
                                                                  ==============



     See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Six Months Ended June 30       2006             2005
                                                         ---------------------------------
                                                              Unaudited       Unaudited
------------------------------------------------------------------------------------------

Revenue                                                  $       2,455,720    $ 3,228,512

Cost of Goods Sold                                               1,347,296      1,871,404

Installation Costs                                                 249,867        409,051
                                                         ---------------------------------
Gross Profit                                                       858,557        948,057
                                                         ---------------------------------


Operating Expenses

      General and Administrative Expenses                        1,630,489      3,134,943
      Depreciation and amortization                                166,668        139,853
      Sales and marketing                                        1,176,709      1,091,037
      Engineering and Research and Development                   1,354,055        779,161
                                                         ---------------------------------
                                                                 4,327,921      5,144,994
                                                         ---------------------------------

Loss Before Other Income (Expense)                             ( 3,469,364)   ( 4,196,937)
                                                         ---------------------------------

Other Income (Expense)

      Finance costs                                              ( 108,010)     ( 341,261)
      Interest expense                                         ( 2,060,329)     ( 972,842)
      Derivative liabilities - Decrease in fair value            3,209,667              -
      (Loss)/Gain on foreign exchange                            ( 167,207)         2,147
      Gain on extinguishment of debt                               238,854        187,453
                                                         ---------------------------------
                                                                 1,112,975    ( 1,124,503)
                                                         ---------------------------------

Net Loss                                                 $     ( 2,356,389) $ ( 5,321,440)
------------------------------------------------------------------------------------------

Loss per common share - basic and diluted
                                                         $          ( 0.01) $      ( 0.02)
                                                         ---------------------------------


Weighted average number of common shares outstanding -
      basic and diluted                                        293,554,966    213,580,934
------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three Months Ended June 30      2006             2005
                                                         ---------------------------------
                                                            (Unaudited)      (Unaudited)
------------------------------------------------------------------------------------------

Revenue                                                  $       1,629,629  $   2,109,896

Cost of Goods Sold                                                 914,039      1,281,509

Installation Costs                                                 194,473        323,517
                                                         ---------------------------------
Gross Profit                                                       521,117        504,870
                                                         ---------------------------------


Operating Expenses

      General and Administrative Expenses                          693,726      2,187,059
      Depreciation and amortization                                 82,525         72,488
      Sales and marketing                                          531,115        536,207
      Engineering and Research and Development                     706,829        482,465
                                                         ---------------------------------
                                                                 2,014,195      3,278,219
                                                         ---------------------------------
Loss Before Other Income (Expense)                             ( 1,493,078)   ( 2,773,349)
                                                         ---------------------------------
Other Income (Expense)

      Finance costs                                               ( 53,898)     ( 278,230)
      Interest expense                                         ( 1,060,432)     ( 644,102)
      Derivative Liabilities - Decrease in fair value            1,947,252              -
      (Loss)/Gain on foreign exchange                            ( 166,917)         2,147
      Gain on extinguishment of debt                               150,904         25,752
                                                         ---------------------------------
                                                                   816,909      ( 894,433)
                                                         ---------------------------------
Net Loss                                                 $       ( 676,169) $ ( 3,667,782)
------------------------------------------------------------------------------------------

Loss per common share - basic and diluted                $         ( 0.00)  $      ( 0.02)
                                                         ---------------------------------


Weighted average number of common shares outstanding -
      basic and diluted                                       268,547,360     219,805,728
------------------------------------------------------------------------------------------

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the Six Months Ended June 30                            2006           2005
                                                                                   Unaudited      Unaudited
--------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities

      Net loss from operations                                                  $ ( 2,356,389)  $ ( 5,321,440)

      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                              166,668         158,144
           Amortization of deferred compensation                                      112,632         112,633
           Loss on extinguishment of debt                                              91,076         174,854
           Expenses paid by issuance of stock                                         128,880       1,806,067
           Interest converted to stock                                                 16,989         501,491
           Finance charges converted to stock                                               -         142,550
           Finance charges charged to equity                                           32,900               -
           Decrease in fair value of derivative liabilities                       ( 3,209,667)              -
           Amortization of debt discount                                            1,266,543               -
           Amortization of finance costs                                              155,092          90,000

      Changes in operating assets and liabilities:
           Inventories                                                              ( 348,068)      ( 193,146)
           Accounts receivable                                                        170,433       ( 892,552)
           Long-term accounts receivable                                               11,329               -
           Prepaid expenses and deposits                                            ( 304,457)        ( 2,906)
           Deferred implementation costs                                             ( 66,547)      ( 243,837)
           Accounts payable and accrued liabilities                                 1,087,747       1,160,215
           Discontinued operations - accounts payable and accrued liabilities       ( 329,933)      ( 362,307)
           Deferred revenue                                                           762,017         327,855
                                                                                ------------------------------
Net Cash Used In Operating Activities                                             ( 2,612,755)    ( 2,542,379)
                                                                                ------------------------------
Cash Flow From Investing Activities
           Purchase of property and equipment                                        ( 60,183)        ( 7,191)
           Purchase of patents                                                              -         ( 8,500)
                                                                                ------------------------------
Net Cash Flow Used In Investing Activities                                           ( 60,183)       ( 15,691)
                                                                                ------------------------------
Cash Flow From Financing Activities
           Common stock issued for cash                                                     -       1,025,700
           Proceeds from loans                                                      2,338,074       1,152,798
           Repayments of long term loan                                             ( 226,762)      ( 284,786)
           Repayments of bank loan                                                          -         ( 4,134)
           Borrowings under bank indebtedness                                         741,510         483,751
           Repayments of loans from related parties                                  ( 17,856)       ( 13,671)
           Borrowing on convertible loans                                           ( 249,488)        54,108
                                                                                ------------------------------
Net Cash Flow Provided By Financing Activities                                      2,585,478       2,413,766
                                                                                ------------------------------

Nt Decrease In Cash                                                                  ( 87,460)      ( 144,304)

Cash, Beginning Of Period                                                             131,174         173,092
                                                                                ------------------------------
Cash, End Of Period                                                             $      43,714   $      28,788
                                                                                ==============================

--------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                    $     267,773   $     471,351
                                                                                ==============================
      Cash paid for taxes                                                       $           -   $           -
                                                                                ==============================

Non-Cash Investing And Financing Activities

      Common stock issued on conversion of convertible notes                    $     467,863   $     726,000
                                                                                ==============================
      Common stock issued to settle debt                                        $     107,241   $     400,000
                                                                                ==============================
      Common stock issued in settlement of accounts payable                     $     699,740   $     143,425
                                                                                ==============================



See accompanying notes to unaudited consolidated financial statements

GPS Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements Six Months Ended June 30, 2006 and 2005 (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations for the six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

Business - The Company develops and markets GPS and Wi-Fi wireless business solutions for golf courses, golf residential communities and golf resorts. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using Differential Global Positioning Satellite ("DGPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At June 30, 2006, substantially all of the Company's assets and operations were located in Canada.

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

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2006 and December 31, 2005. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent registered certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2005, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

3. Summary of Significant Accounting Policies

Revenue Recognition - The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as contract labour, travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the financial statements of the Company once adopted.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109." FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact, if any that the adoption of FIN 48 will have on its financial statements.

4. Debt

Bank Indebtedness

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of June 30, 2006, the Company had borrowed approximately $1,860,248 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to September 30, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. The Company has issued a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share for a period of three years. $17,900, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the six months ended June 30, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter. In the six months ended June 30, 2006 Hansen Inc. loaned the Company a further $1,000,000. This amount is included in the Short-Term Loan total below. In return for this loan 1,500,000 warrants to Hansen Inc. were extended to a period of five years at a price of $0.05 per share. The fair value of this change in the warrants, amounting to $32,900 was charged to operations as a finance cost for the period.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. This line of credit was subsequently increased to $1,400,000 on June 16, 2006. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of June 30, 2006 this line was drawn approximately $1,439,055. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to June 30, 2006. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share for a period of three years. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until October 2006.

Short-Term Loan

As of June 30, 2006 the Company has $4,659,910 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The largest of these, amounting to $2,522,165, is from a director and shareholder.

Purchase Order Financing

In January 2006 the Company entered into an agreement with Great White Shark Enterprises to obtain purchase order financing on confirmed sales orders. As of June 30, 2006 the Company owed $630,909 on this purchase order financing line of credit. The Company pays 18% per annum interest for the period the advance is required. Additionally the lender receives 100,000 shares for each $250,000 advanced. The balance of $630,909 owing under this financing line at June 30, 2006 is included in the balance of $4,659,910 owed on Short Term Loans.


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

On June 30, 2006 the Company recorded an additional $54,000 in the liability associated with the Optimal acquisition due to the decrease in the stock price from $.13, the price at the original issuance of the 9,000,000 shares, to $0.041 on June 30, 2006. The Registration Statement covering these shares was filed by the Company on October 20, 2005 and was declared effective by the SEC on December 7, 2005.

Long-Term Debt -Related Party (Great White Shark Enterprises)

On December 3, 2004, GPSI entered into a Credit Agreement with Great White Shark Enterprises, Inc. ("GWSE") for GWSE to provide a Term Loan of $3,000,000 to GPSI. These funds were received by GPSI as follows: $1,000,000 on November 22, 2004 and the balance of $2,000,000 on December 3, 2004 (less outstanding service fees owed by GPSI to GWSE on December 31, 2004 of $548,750 pursuant to a Merchandising Agreement dated April, 2003). Collateral for the loan was (a) a first priority security interest in all of the shares of the capital stock of Optimal, (b) a second security interest in the Optimal Patents and (c) a first security interest in the Pinranger Patents acquired by GPSI pursuant to an Agreement dated July 2, 2004 between GPSI and Pinranger (Australia) Pty. Ltd. and PagiSat, LLC. The Pinranger Patents are registered in 13 countries in Europe, Japan, and Australia.

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

The Company has paid $226,762 of this liability during the six months ended June 30, 2006. As at June 30, 2006 the principal amount outstanding is $2,454,166 which is offset by unamortized debt discount of $377,143, giving a net balance of $2,077,023.

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

The Company may redeem the Notes upon at least 10 trading days notice in accordance with the following. So long as the Common stock is trading at or below $.15 per share, as such price may be adjusted for stock splits, recapitalizations and similar events (the "Maximum Price") the Company has the right to prepay all of the outstanding Notes in an amount in cash (the "Optional Prepayment Amount") equal to (i) 125% (for prepayments occurring within 30 days of the Issue Date), (ii) 130% for prepayments occurring between 31 and 60 days of the Issue Date, or (iii) 135% (for prepayments occurring after the sixtieth 60th day following the Issue Date), multiplied by the sum of the then outstanding principal amount of the applicable Note plus certain other amounts, if any, required to be paid by the Company as a result of specified defaults under the definitive agreements. If the stock is trading above the Maximum Price, the Company may exercise its right to prepay the Notes by paying to the Holders, in addition to the Optional Prepayment Amount, an amount equal to the aggregate number of shares that such Holders would have received upon conversion of the amount of the Note being prepaid multiplied by the difference between the closing price of the Company's Common Stock on the Optional Prepayment Date less the Conversion Price then in effect. In the event that the average daily price of the Common Stock for each day of the month ending on any determination date is below the Initial Market Price, the Company may, at its option, prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by 36 plus one month's interest. The term "Initial Market Price" means the volume weighted average price of the Common Stock for the five (5) Trading Days immediately preceding the Closing which is $.08. During the six months ended June 30, 2006 the Company prepaid a portion of the outstanding principal amount under this provision, amounting to $249,488.

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

The aggregate principal amount of the Notes is $3,720,000 of which $720,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Notes and Warrants and a Derivatibe Liability arising from the conversion features of the Notes and Warrants. See "Derivative Liabilities". The debt discount arising from the issuance of the Notes amounted to $3,000,000. Both the debt discount and deferred interest amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended June 30, 2006 amortization of these offsets amounted to $1,232,257.

The Noteholders exercised their conversion privileges to convert a total of $145,780 of the principal amount in the period ended June 30, 2006 leaving a principal balance payable of $ 2,829,090. Unamortized debt discount and deferred interest amounted to $2,071,690 at June 30, 2006 giving a net balance of $757,400.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at June 30, 2006 as approximately $6.25 million. Changes in the fair value of the derivative liability are recorded as an Other Income or Expense item in the Consolidated Statement of Operations. The change in the fair value of the derivative in the six months ended June 30, 2006 resulted in income of approximately $3.21 million. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.

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

The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, when appropriate, and should be accounted for as separate derivatives with a corresponding value recorded as liability

Additionally, because the number of shares that are to be delivered upon satisfaction of the conversion of the Notes and warrants or liquidated damages is variable, the Company is unable to assert that it had sufficient authorized and unissued shares to settle the liquidated damages or conversion of the Notes and Warrants. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and convertible preferred shares as well as those issued in the future, would be classified as liabilities as well, effective with the granting of the registration rights. The fair value of the derivative liabilities at the date of issuance of the Notes and the granting of registration rights, at December 31, 2005 and at June 30, 2006 is as follows:



     ---------------------------------- -------------------- ------------------------ ----------------------
                                            At Issuance       At December 31, 2005      At June 30, 2006
     ---------------------------------- -------------------- ------------------------ ----------------------
     Convertible Notes                  $         8,162,811  $             8,702,321  $           5,820,066
     ---------------------------------- -------------------- ------------------------ ----------------------
     Warrants associated with the       $           330,224  $               223,383  $             135,883
     Convertible Notes
     ---------------------------------- -------------------- ------------------------ ----------------------
     Other outstanding warrants         $           461,950  $               335,531  $             204,433
     ---------------------------------- -------------------- ------------------------ ----------------------
     Convertible preferred shares       $           307,242  $               199,131  $              90,317
     ---------------------------------- -------------------- ------------------------ ----------------------
                                        $         9,262,227  $             9,460,366  $           6,250,699
     ---------------------------------- -------------------- ------------------------ ----------------------


The above total is net of $720,000 of the fair value of the Notes which was recorded as deferred interest and will be amortized over the term of the Notes. $3,000,000, the amount of proceeds actually received on issuance of the Notes, has been recorded as a debt discount to be amortized over the term of the Notes. The balance of the fair value at December 31, 2005, amounting to $6,460,366, was recorded as other expense. The change in the balance of the fair value in the six months ended June 30, 2006, amounting to $3,209,667 has been recorded as other income for the period.

The Company computed the fair value of the identified derivatives using the Black Scholes valuation model with the following assumptions:

At the date of issuance of the three tranches of Convertible Notes, related warrants, and related registration rights, at December 31, 2005 and at June 30, 2006


            Convertible Notes

       --------------------------- -------------------- ------------------------- -----------------------
                                       At issuance        At December 31, 2005       At June 30, 2006
       --------------------------- -------------------- ------------------------- -----------------------
       Market price                      $0.10 - $.078                    $0.065                  $0.041
       --------------------------- -------------------- ------------------------- -----------------------
       Conversion price:             $0.0556 - $0.0422                   $0.0328                 $0.0234
       --------------------------- -------------------- ------------------------- -----------------------
       Term:                                   3 years         2.72 - 2.94 years         2.22-2.44 years
       --------------------------- -------------------- ------------------------- -----------------------
       Volatility:                              102.8%                    102.8%                  115.8%
       --------------------------- -------------------- ------------------------- -----------------------
       Risk-free interest rate:         3.96% -  4.39%                     4.39%                   5.09%
       --------------------------- -------------------- ------------------------- -----------------------
       Maximum liability:
       --------------------------- -------------------- ------------------------- -----------------------
       Principal Notes:                     $3,720,000                $3,546,440              $2,829,090
       --------------------------- -------------------- ------------------------- -----------------------
       Liquidated damages:                  $1,785,600                $1,702,291              $1,357,963
       --------------------------- -------------------- ------------------------- -----------------------
       Default premium:                     $1,116,000                $1,063,932                $848,727
       --------------------------- -------------------- ------------------------- -----------------------



            Warrants associated with the Convertible Notes


       --------------------------- -------------------- ------------------------- -----------------------
                                       At issuance        At December 31, 2005       At June 30, 2006
       --------------------------- -------------------- ------------------------- -----------------------
       Market price:                     $0.10 - $.078                    $0.065                  $0.041
       --------------------------- -------------------- ------------------------- -----------------------
       Exercise price:                           $0.25                     $0.25                   $0.25
       --------------------------- -------------------- ------------------------- -----------------------
       Term:                                   5 years         4.72 - 4.94 years         4.22-4.44 years
       --------------------------- -------------------- ------------------------- -----------------------
       Volatility:                              102.8%                    102.8%                  115.8%
       --------------------------- -------------------- ------------------------- -----------------------
       Risk-free interest rate:                  3.96%                     4.39%                   5.09%
       --------------------------- -------------------- ------------------------- -----------------------
       Number of Warrants                    6,000,000                 6,000,000               6,000,000
       --------------------------- -------------------- ------------------------- -----------------------


            Other outstanding warrants

       --------------------------- -------------------- ------------------------- -----------------------
                                       At issuance        At December 31, 2005       At June 30, 2006
       --------------------------- -------------------- ------------------------- -----------------------
       Market price:                             $.085                    $0.065                  $0.041
       --------------------------- -------------------- ------------------------- -----------------------
       Exercise  price:                 $6.28 - $0.055            $6.28 - $0.055           $0.32 - $0.05
       --------------------------- -------------------- ------------------------- -----------------------
       Term:                            3 - 0.48 years         2.78 - 0.20 years        3.5 - 0.56 years
       --------------------------- -------------------- ------------------------- -----------------------
       Volatility:                              102.8%                    102.8%                  115.8%
       --------------------------- -------------------- ------------------------- -----------------------
       Risk-free interest rate:                  3.96%                     4.39%                   5.09%
       --------------------------- -------------------- ------------------------- -----------------------
       Number of Warrants                   16,763,884                19,472,773              21,750,611
       --------------------------- -------------------- ------------------------- -----------------------


            Convertible preferred shares outstanding

       --------------------------- -------------------- ------------------------- -----------------------
                                       At issuance        At December 31, 2005       At June 30, 2006
       --------------------------- -------------------- ------------------------- -----------------------
       Market price:                             $.085                    $0.065                  $0.041
       --------------------------- -------------------- ------------------------- -----------------------
       Exercise price:                $.0527 - $0.0710          $.0527 - $0.0710        $.0527 - $0.0710
       --------------------------- -------------------- ------------------------- -----------------------
       Term:                          2.1 - 1.87 years         1.82 - 1.59 years       1.33 - 1.09 years
       --------------------------- -------------------- ------------------------- -----------------------
       Volatility:                              102.8%                    102.8%                  115.8%
       --------------------------- -------------------- ------------------------- -----------------------
       Risk-free interest rate:                  3.96%                     4.39%                   5.09%
       --------------------------- -------------------- ------------------------- -----------------------
       Number of shares                      5,893,043                 5,893,043               5,893,043
       --------------------------- -------------------- ------------------------- -----------------------


5. Liabilities Related to Discontinued Operations

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted. The Company has recorded accounts payable and accrued liabilities of $655,726 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted. In conjunction with the ProShot transaction, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $420,699. All such liabilities are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet. In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

During the six months ended June 30, 2006 the Company wrote off trade debts arising from discontinued operations amounting to $329,933. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

6. Legal Proceedings

At June 30, 2006, the Company was involved in the following legal proceedings:

On November 10, 2005 the Company initiated court proceedings in the Patents County Court in the UK against Prolink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited for an injunction, delivery up and/or damages or an account of profits arising from the defendant's infringement of European Patent
(UK) 0617794 B1, which is owned by the Company, together with a claim for the Company's costs and expenses in the action. This case is still before the courts and no judgement has been rendered. The defendants have counterclaimed alleging the patent is invalid, that it is not infringed and that it be revoked. The defendants are also claiming legal costs and expenses to defend the action. Under the legal system in the UK if the defendant prevails in the action the Company may be liable to pay the defendants costs, including attorney fees, which may be substantial. As of August 14, 2006 the Company had paid UK Pounds 115,000 into the Court against the potential liability for these fees, and is currently required to pay a further UK Pounds 75,000 on or before October 1, 2006 into the Court against this potential liability.

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

On February 6, 2006 the Company issued 324,957 shares of common stock valued at market value of $22,097 in settlement of debt

On February 10, 2006 the Company issued 750,000 shares of common stock valued at $24,593 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On February 21, 2006 the Company issued 2,000,000 shares of common stock valued at $71,180 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On March 8, 2006 the Company issued 2,000,000 shares of common stock valued at $66,780 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On March 22, 2006 the Company issued 2,000,000 shares of common stock valued at $61,580 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On April 4, 2006 the Company issued 93,487 shares of common stock valued at $4,207 in payment of interest on a short term loan.

On April 5, 2006 the Company issued 300,000 shares of common stock valued at $13,500 for services rendered.

On April 7, 18, 21, & 27 2006 the Company issued a total of 6,000,000 shares of common stock valued at $145,780 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On May 1, 2006 the Company issued 131,524 shares of common stock valued at $6,445 in payment of interest on a short term loan.

On May 4, 2006 the Company issued 425,000 shares of common stock valued at market value of $23,800 in settlement of debt.

On May 12, 2006 the Company issued 400,000 shares of common stock valued at market value of $22,000 in settlement of debt.

On May 30, 2006 the Company issued 401,000 shares of common stock valued at market value of $17,243 in settlement of debt.

On June 7, 2006 the Company issued 132,030 shares of common stock valued at $6,337 in payment of interest on a short term loan.

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development and marketing of golf course management technology using Differential Global Positioning Satellite (DGPS) and Wi-Fi wireless business solutions. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using GPS technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed colour course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At June 30, 2006 and December 31, 2005, substantially all of the Company's assets and operations were located in Canada. Sales offices are located in Canada and the USA. The Company has distributors in Canada, United States, Europe, Australia/New Zealand, Asia and South Africa

The Company applies DGPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company recorded sales revenue during the six months ended June 30, 2006. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The costs of installing the equipment on the customer's site, such as contract labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2006 and December 31, 2005. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of debt and equity financings, sale of its GPS systems and payments from potential distributors and other partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2005, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Revenue recognition

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as contract labor and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of these assets, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for the six months ended June 30, 2006. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Six months ended June 30, 2006 and 2005

Revenue - The Company recorded total revenue in the six months ended June 30, 2006 of $2,455,720 as compared to $3,228,512 in the first six months of 2005. This amounted to a decrease of $772,792 or 24 % in total revenue. This revenue is comprised of sales of the Company's Inforemer product and related service contract fees and purchase of promotional materials from the Company. Revenue also includes patent licence fees received by the Company's subsidiary, Optimal Golf Solutions, Inc. The total revenue from Inforemer products and service contract fees amounted to $2,163,557 as compared to $2,810,137 in the first six months of 2005. This reduction was primarily due to the Company's introduction of its new generation of product and a corporate restructure. As of June 30, 2006 the Company had approximately $750,000 of installations in progress which will be recorded as revenue in the third quarter. There was no revenue from distributorship partnership fees in 2006 compared to $174,000 in 2005. Total patent licence revenue earned by Optimal Golf Solutions amounted to $292,163 as compared to $244,375 in the first six months of 2005.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the six months ended June 30, 2006 was $1,597,163 of which $1,347,296 represents costs of goods sold and $249,867 represents installation costs. In the first six months of 2005 Cost of Goods Sold was $2,280,455 comprised of cost of goods sold of $1,871,404 and installation costs of $409,051.

Selling and Marketing Expenses - Selling and marketing expenses were $1,176,709 for the six months ended June 30, 2006, as compared to $1,091,037 for the six months ended June 30, 2005. The increase was attributable to increased sales and marketing personnel, sales commissions, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs.

General and Administrative Expenses - General and administrative expenses were $1,630,489 for the six months ended June 30, 2006, as compared to $3,134,943 for the six months ended June 30, 2005. The sum of expenses in this category which were satisfied by stock issuances rather than cash payments amounted to $128,880 or 8 % of total general and administrative expenses compared to $1,806,067, or 58% of the total, in the six months ended June 30, 2005. The stock based expenses incurred in 2005 were primarily for financing, marketing and public relations consulting. The reduction in these expenses in the six months ending June 30, 2006 is the primary reason for the lower general and administrative expenses recorded in this period compared to the corresponding period in 2005.

Engineering, Research and Development Expenses - Engineering, research and development expenses increased to $1,354,055 for the six months ended June 30, 2006 from $779,161 for the six months ended June 30, 2005. This increase was attributable to the engineering and continuing development cost of the Inforemer product. These costs comprised personnel costs, consultants, computer software development costs and service costs of the increased number of Inforemer systems installed.

Depreciation and Amortization - Depreciation and amortization increased by $26,815 or 19% to $166,668 in the first six months of 2006, as compared to $139,853 in 2005. The Company acquired the rights to certain North American and international GPS patents in the year ended December 31, 2004. These patents are being amortized over the remaining life of the patents. The increase in depreciation and amortization is due to the depreciation charged against purchases of fixed assets.

Loss from Operations - The loss from operations was $3,469,364 for the six months ended June 30, 2006, as compared to a loss from operations of $4,196,937 for the six months ended June 30, 2005. The decrease was primarily due to the reduction in general and administrative expenses, offset by higher engineering and R&D expenses in the period.

Interest Expense - Interest expense increased by $1,087,487 to $2,060,329 in 2006, as compared to $972,842 in 2005. The primary component of this increase was the amortization of debt discount on the convertible notes, amounting to $1,232,257. There was also an increase in interest-bearing debt, drawdowns on bank operating lines of credit and short term financing loans.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. Finance costs decreased to $108,010 in first six months of 2006 as compared to $341,261 in the respective 2005 period.

Derivative Liabilities - Derivative liabilities were incurred in the year ended December 31, 2005 arising from the issue of $3,720,000 of convertible secured notes. This resulted in an expense of $6,460,366 in 2005 representing the excess of the fair value of the derivative liabilities at December 31, 2005 over the principal amount of the notes. At June 30, 2006 the excess of the fair value of the of the derivative liabilities had declined by $3,209,667. This reduction is recorded as income for the period ended June 30, 2006. The valuation and basis for this expense is more fully discussed in the "Derivative Liabilities" note to the financial statements.

Gain on Extinguishment of Debt - Gain on extinguishment of debt increased to $238,854 in the six months ended June 30, 2006 from $187,453 for the six months ended June 30, 2005. This gain was comprised of a gain of $329,934 relating to the write-off of debts of discontinued operations and a loss amounting to $91,080 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $2,356,389 for the six months ended June 30, 2006, as compared to a net loss of $5,321,440 for the six months ended June 30, 2005. This decrease is a reflection of the reduction in general and administrative expenses and the decrease in the fair value of the derivative liabilities, partially offset by the increase in engineering and R&D expenses.

Liquidity and Capital Resources - June 30, 2006:

The Company is continuing its efforts to raise new capital during the remainder of 2006.

The Company's limited cash and working capital resources, and the uncertainty with respect to the Company's ability to fund its operations, have raised substantial doubt about the Company's ability to continue as a going concern (see "Going Concern" above). The Company will require a substantial input of capital, either through debt or equity capital or a combination thereof, to continue operations. To the extent of the inability of the Company to raise such capital the Company may have to cease or curtail operations or seek protection from its creditors under the bankruptcy laws.

Operating Activities - The Company's operations utilized cash of $2,612,755 during the six months ended June 30, 2006, as compared to $2,542,379 during the six months ended June 30, 2005.

At June 30, 2006, cash decreased by $87,460 to $43,714 as compared to $131,174 at December 31, 2005.

The Company had a working capital deficit of $24,153,151 at June 30, 2006, as compared to a working capital deficit of $23,771,591 at December 31, 2005. At June 30, 2006 and December 31, 2005, $2,638,649 and $2,968,582 respectively of the Company's current liabilities consisted of liabilities with respect to discontinued operations. At June 30, 2006 and December 31, 2005, $6,250,699 and $9,460,366 respectively of the Company's current liabilities consisted of liabilities with respect to derivative liabilities.

Investing Activities - Net cash used in investing activities was $60,183 and $15,691 for the six months ended June 30, 2006 and 2005, respectively, consisting of the purchase of equipment.

Financing Activities - Net cash provided by financing activities was $2,585,478 for the six months ended June 30, 2006, as compared to $2,413,766 for the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company made payments on long term, convertible and related parties loans of $494,106 and received proceeds from bank borrowings and short term loans of $3,079,584.

Lines of Credit

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of June 30, 2006, the Company had borrowed approximately $1,860,248 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to September 30, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. The Company has issued a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share for a period of three years. $17,900, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the six months ended June 30, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter. In the six months ended June 30, 2006 Hansen Inc. loaned the Company a further $1,000,000. This amount is included in the Short-Term Loan total below. In return for this loan 1,500,000 warrants to Hansen Inc. were extended to a period of five years at a price of $0.05 per share. The fair value of this change in the warrants, amounting to $32,900 was charged to operations as a finance cost for the period.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. This line of credit was subsequently increased to $1,400,000 on June 16, 2006. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of June 30, 2006 this line was drawn approximately $1,439,055. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to June 30, 2006. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share for a period of three years. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until October 2006.

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

On June 30, 2006 the Company recorded an additional $54,000 in the liability associated with the Optimal acquisition due to the decrease in the stock price from $.13, the price at the original issuance of the 9,000,000 shares, to $0.041 on June 30, 2006. The Registration Statement covering these shares was filed by the Company on October 20, 2005 and was declared effective by the SEC on December 7, 2005.


Loan From Great White Shark Enterprises

On December 3, 2004, GPSI entered into a Credit Agreement with Great White Shark Enterprises, Inc. ("GWSE") for GWSE to provide a Term Loan of $3,000,000 to GPSI. These funds were received by GPSI as follows: $1,000,000 on November 22, 2004 and the balance of $2,000,000 on December 3, 2004 (less outstanding service fees owed by GPSI to GWSE on December 31, 2004 of $548,750 pursuant to a Merchandising Agreement dated April, 2003). Collateral for the loan was (a) a first priority security interest in all of the shares of the capital stock of Optimal, (b) a second security interest in the Optimal Patents and (c) a first security interest in the Pinranger Patents acquired by GPSI pursuant to an Agreement dated July 2, 2004 between GPSI and Pinranger (Australia) Pty. Ltd. and PagiSat, LLC. The Pinranger Patents are registered in 13 countries in Europe, Japan, and Australia.

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

The Company has paid $226,762 of this liability during the six months ended June 30, 2006. As at June 30, 2006 the principal amount outstanding is $2,454,166 which is offset by unamortized debt discount of $377,143, giving a net balance of $2,077,023.


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

The Company may redeem the Notes upon at least 10 trading days notice in accordance with the following. So long as the Common stock is trading at or below $.15 per share, as such price may be adjusted for stock splits, recapitalizations and similar events (the "Maximum Price") the Company has the right to prepay all of the outstanding Notes in an amount in cash (the "Optional Prepayment Amount") equal to (i) 125% (for prepayments occurring within 30 days of the Issue Date), (ii) 130% for prepayments occurring between 31 and 60 days of the Issue Date, or (iii) 135% (for prepayments occurring after the sixtieth 60th day following the Issue Date), multiplied by the sum of the then outstanding principal amount of the applicable Note plus certain other amounts, if any, required to be paid by the Company as a result of specified defaults under the definitive agreements. If the stock is trading above the Maximum Price, the Company may exercise its right to prepay the Notes by paying to the Holders, in addition to the Optional Prepayment Amount, an amount equal to the aggregate number of shares that such Holders would have received upon conversion of the amount of the Note being prepaid multiplied by the difference between the closing price of the Company's Common Stock on the Optional Prepayment Date less the Conversion Price then in effect. In the event that the average daily price of the Common Stock for each day of the month ending on any determination date is below the Initial Market Price, the Company may, at its option, prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by 36 plus one month's interest. The term "Initial Market Price" means the volume weighted average price of the Common Stock for the five (5) Trading Days immediately preceding the Closing which is $.08. During the six months ended June 30, 2006 the Company prepaid a portion of the outstanding principal amount under this provision, amounting to $249,488.

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

The aggregate principal amount of the Notes is $3,720,000 of which $720,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Notes and Warrants and a Derivatibe Liability arising from the conversion features of the Notes and Warrants. See "Derivative Liabilities". The debt discount arising from the issuance of the Notes amounted to $3,000,000. Both the debt discount and deferred interest amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended June 30, 2006 amortization of these offsets amounted to $1,232,257.

The Noteholders exercised their conversion privileges to convert a total of $145,780 of the principal amount in the period ended June 30, 2006 leaving a principal balance payable of $ 2,829,090. Unamortized debt discount and deferred interest amounted to $2,071,690 at June 30, 2006 giving a net balance of $757,400.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at June 30, 2006 as approximately $6.25 million. Changes in the fair value of the derivative liability are recorded as an Other Income or Expense item in the Consolidated Statement of Operations. The change in the fair value of the derivative in the six months ended June 30, 2006 resulted in income of approximately $3.21 million. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.

Off Balance Sheet Arrangements.

The Company had no Off Balance Sheet arrangements for the six months ended June 30, 2006, or for the six months ended June 30, 2005

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 10, 2005 the Company initiated court proceedings in the Patents County Court in the UK against Prolink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited for an injunction, delivery up and/or damages or an account of profits arising from the defendant's infringement of European Patent
(UK) 0617794 B1, which is owned by the Company, together with a claim for the Company's costs and expenses in the action. This case is still before the courts and no judgement has been rendered. The defendants have counterclaimed alleging the patent is invalid, that it is not infringed and that it be revoked. The defendants are also claiming legal costs and expenses to defend the action. Under the legal system in the UK if the defendant prevails in the action the Company may be liable to pay the defendants costs, including attorney fees, which may be substantial. As of August 14, 2006 the Company had paid UK Pounds 115,000 into the Court against the potential liability for these fees, and is currently required to pay a further UK Pounds 75,000 on or before October 1, 2006 into the Court against this potential liability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006 the Company issued a total of 36,702,105 shares of common stock, valued at a market value of $1,516,512. Of these, 2,125,595 shares were issued for services rendered valued at a market value of $128,880; 15,500,000 shares were issued in payment of convertible debt valued at $467,863; 14,163,874 shares were issued in other debt settlement valued at a market value of $902,780; 357,041 shares were issued in payment of interest of $16,989 and 4,555,595 shares were issued upon exercise of cashless stock options.

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

On February 6, 2006 the Company issued 324,957 shares of common stock valued at market value of $22,097 in settlement of debt

On February 10, 2006 the Company issued 750,000 shares of common stock valued at $24,593 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On February 21, 2006 the Company issued 2,000,000 shares of common stock valued at $71,180 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On March 8, 2006 the Company issued 2,000,000 shares of common stock valued at $66,780 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On March 22, 2006 the Company issued 2,000,000 shares of common stock valued at $61,580 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On April 4, 2006 the Company issued 93,487 shares of common stock valued at $4,207 in payment of interest on a short term loan.

On April 5, 2006 the Company issued 300,000 shares of common stock valued at $13,500 for services rendered.

On April 7, 18, 21, & 27 2006 the Company issued a total of 6,000,000 shares of common stock valued at $145,780 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities were covered by an SB2 Registration Statement declared effective December 7, 2005

On May 1, 2006 the Company issued 131,524 shares of common stock valued at $6,445 in payment of interest on a short term loan.

On May 4, 2006 the Company issued 425,000 shares of common stock valued at market value of $23,800 in settlement of debt.

On May 12, 2006 the Company issued 400,000 shares of common stock valued at market value of $22,000 in settlement of debt.

On May 30, 2006 the Company issued 401,000 shares of common stock valued at market value of $17,243 in settlement of debt.

On June 7, 2006 the Company issued 132,030 shares of common stock valued at $6,337 in payment of interest on a short term loan.

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

                              GPS INDUSTRIES, INC.
                                  (Registrant)





Date:  August 18, 2006             By:  /s/ ROBERT C. SILZER, SR.
                                     ---------------------------
                                     Robert C. Silzer, Sr.
                                     Chief Executive Officer
                                     (Duly Authorized Officer)




Date:  August 18, 2006              By:  /s/ MICHAEL MARTIN
                                      ---------------------------
                                      Michael Martin
                                      Chief Accounting Officer
                                      (Duly Authorized Officer)