Form 10QSB
period 2006-09-30
GPS INDUSTRIES, INC.
filed 2006-11-20
CIK 29233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

As of November 20, 2006 the Company had 333,846,802 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

                      GPS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet - September 30, 2006 (Unaudited).............3

    Consolidated Statements of Operations (Unaudited) -
    Nine months ended September 30, 2006 and 2005...........................4

    Consolidated Statements of Operations (Unaudited) -
    Three months ended September 30, 2006 and 2005..........................5

    Consolidated Statements of Cash Flows (Unaudited) -
    Nine months ended September 30, 2006 and 2005...........................6

    Notes to Consolidated Financial Statements (Unaudited) -
    Nine months ended September 30, 2006 and 2005...........................7

  Item 2.  Management's Discussion and Analysis or Plan of Operation.......25

  Item 3.  Controls and Procedures.........................................35

PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings...............................................36

  Item 2.  Changes in Securities and Use of Proceeds.......................36

  Item 3.  Defaults Upon Senior Securities.................................38

  Item 4.  Submission of matters to a vote of security holders.............38

  Item 5.  Other information...............................................38

  Item 6.  Exhibits........................................................38

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS


                      GPS INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                            September 30, 2006
                                                                (Unaudited)
----------------------------------------------------------------------------
Assets

Current

      Cash                                                    $      12,813
      Accounts receivable                                         1,010,979
      Inventories                                                 1,117,576
      Prepaid expenses and other current assets                     596,163
                                                              -------------
           Total current assets                                   2,737,531

Long-term accounts receivable                                       106,480

Property and equipment, net                                          96,877

Patents                                                           1,328,740

Deferred implementation costs                                       215,897
                                                              --------------
                                                              $   4,485,525
                                                              ==============
----------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current liabilities

      Bank indebtedness                                       $   3,492,892
      Bank loan                                                      11,218
      Deferred Revenue                                              421,727
      Short term loans                                            7,362,080
      Accounts payable and accrued liabilities                    5,708,427
      Liability associated with Optimal Golf acquisition          2,847,000
      Promissory notes - related parties                            471,268
      Derivative liabilities                                      6,691,683
                                                              --------------
                                                                 27,006,295

      Liabilities related to discontinued operations
      (Chapter 7 proceedings filed in 2002)
      Promissory note payable                                     1,274,757
      Accounts payable and accrued liabilities                      911,458
      Loans payable to related parties                              258,000
      Capital lease obligations ( in default)                        29,467
                                                              --------------
                                                                  2,473,682
                                                              --------------
           Total current liabilities                             29,479,977
                                                              --------------

Convertible Debt, net of unamortized debt discount and
 deferred interest of $1,628,498                                    971,322

Long Term debt - Related Party, net of unamortized debt
 discount of $360,000                                             2,094,166



Stockholders' deficit
      5% Convertible Preferred Shares, $.001 par value,
       50,000,000 authorized, 375,000 issued and outstanding        375,000
      Class A common stock, $.001 par value, 500,000,000
       authorized, 308,769,895 issued and outstanding               308,770
      Accumulated other comprehensive income                        722,295
      Deferred compensation expense                                (281,578)
      Deferred Financing Costs                                     (223,392)
      Additional paid-in capital                                 38,763,891
      Accumulated deficit                                       (67,724,926)
                                                              --------------
           Total Stockholder's Deficit                          (28,059,940)
                                                              --------------
                                                              $   4,485,525
                                                              ==============
----------------------------------------------------------------------------


     See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------

                  For the Nine Months Ended September 30       2006             2005
                                                        ---------------------------------
                                                           (Unaudited)     (Unaudited)
-----------------------------------------------------------------------------------------
Revenue                                                 $       4,571,908  $   4,039,278

Cost of Goods Sold                                              2,400,167      2,142,546

Installation Costs                                                508,650        618,616

                                                        ---------------------------------
Gross Profit                                                    1,663,091      1,278,116
                                                        ---------------------------------


Operating Expenses

   General and Administrative Expenses                          2,716,005      4,057,653
   Depreciation and amortization                                  250,521        207,210
   Sales and marketing                                          1,720,778      1,439,274
   Engineering and Research and Development                     2,352,108      1,454,659
                                                        ---------------------------------
                                                                7,039,412      7,158,796
                                                        ---------------------------------

Loss Before Other Income (Expense)                             (5,376,321)    (5,880,680)
                                                        ---------------------------------

Other Income (Expense)

   Finance costs                                                 (162,019)      (603,835)
   Interest expense                                            (3,342,170)    (1,258,327)
   Derivative liabilities - Decrease in
    fair value                                                  2,768,683              -
   (Loss)/Gain on foreign exchange                               (132,767)         1,287
   Gain on extinguishment of debt                                 403,820        244,292
                                                        ---------------------------------
                                                                 (464,453)    (1,616,583)
                                                        ---------------------------------

Net Loss                                                $      (5,840,774) $   (7,497,263)
-----------------------------------------------------------------------------------------

Loss per common share - basic and diluted
                                                        $          (0.02)  $       (0.03)
                                                        ---------------------------------


Weighted average number of common shares outstanding -
      basic and diluted                                       297,479,180    228,078,000
-----------------------------------------------------------------------------------------


     See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------

               For the Three Months Ended September 30       2006             2005
                                                          (Unaudited)      (Unaudited)
------------------------------------------------------------------------------------------

Revenue                                                 $      2,116,188    $     810,766

Cost of Goods Sold                                             1,052,871          419,474

Installation Costs                                               258,783          209,565

                                                        ----------------------------------
Gross Profit                                                     804,534          181,727
                                                        ----------------------------------


Operating Expenses

      General and Administrative Expenses                      1,085,516          922,710
      Depreciation and amortization                               83,853           67,357
      Sales and marketing                                        544,069          348,237
      Engineering and Research and Development                   998,053          527,166
                                                        ----------------------------------
                                                               2,711,491        1,865,470
                                                        ----------------------------------
Loss Before Other Income (Expense)                            (1,906,957)      (1,683,743)
                                                        ----------------------------------
Other Income (Expense)

      Finance costs                                              (54,009)        (262,574)
      Interest expense                                        (1,281,841)        (285,485)
      Derivative Liabilities - Increase in fair
       value                                                    (440,984)               -
      Gain/(Loss) on foreign exchange                             34,440             (860)
      Gain on extinguishment of debt                             164,966           56,839
                                                        ----------------------------------
                                                              (1,577,428)        (492,080)
                                                        ----------------------------------
Net Loss                                                $     (3,484,385)   $  (2,175,823)
------------------------------------------------------------------------------------------

Loss per common share - basic and diluted
                                                        $          (0.01)   $       (0.01)
                                                        ----------------------------------


Weighted average number of common shares outstanding -
      basic and diluted                                      305,233,628      256,458,508
------------------------------------------------------------------------------------------

     See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------

                       For the Nine Months Ended September 30        2006             2005
                                                                  (Unaudited)      (Unaudited)
------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities

      Net loss from operations                               $        (5,840,774) $  (7,497,263)

      Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization                                  250,521        234,707
          Amortization of deferred compensation                          168,948        168,948
          Loss on extinguishment of debt                                  91,078        174,854
          Expenses paid by issuance of stock                             199,530      1,982,592
          Expenses paid by issuance of stock options                      20,106              -
          Interest converted to stock                                    180,050        501,491
          Finance charges converted to stock                                   -        168,550
          Finance charges charged to equity                               32,900              -
          Decrease in fair value of derivative liabilities            (2,768,683)             -
          Amortization of debt discount                                1,726,878              -
          Amortization of finance costs                                  184,666        100,000

      Changes in operating assets and liabilities:
          Inventories                                                    (16,869)      (231,431)
          Accounts receivable                                           (306,881)      (574,745)
          Long-term accounts receivable                                   11,329              -
          Prepaid expenses and deposits                                 (395,024)         7,310
          Deferred implementation costs                                  (87,983)      (210,242)
          Accounts payable and accrued liabilities                     1,926,565      1,455,621
          Discontinued operations - accounts payable and
           accrued liabilities                                          (494,900)      (419,146)
          Deferred Revenue                                               197,741        153,877
                                                             -----------------------------------
Net Cash Used In Operating Activities                                 (4,920,802)    (3,984,877)
                                                             -----------------------------------
Cash Flow From Investing Activities
          Purchase of property and equipment                             (80,545)        (7,672)
          Purchase of patents                                                  -         (8,900)
          Investment in Optimal Golf Solutions Inc.                     (334,000)      (300,000)
                                                             -----------------------------------
Net Cash Flow Used In Investing Activities                              (414,545)      (316,572)
                                                             -----------------------------------
Cash Flow From Financing Activities
          Common stock issued for cash                                         -      1,225,000
          Proceeds from loans                                          5,040,244      1,464,598
          Repayments of long term loan                                  (226,762)      (267,643)
          Repayments of bank loan                                         (9,769)        (4,134)
          Borrowings under bank indebtedness                             935,099        229,504
          Repayments of loans from related parties                       (43,069)       (37,562)
          Borrowing on convertible loans                                (478,757)     1,571,095
                                                             -----------------------------------
Net Cash Flow Provided By Financing Activities                         5,216,986      4,180,858
                                                             -----------------------------------


Net Decrease In Cash                                                    (118,361)      (120,591)

Cash, Beginning Of Period                                                131,174        173,092
                                                             -----------------------------------
Cash, End Of Period                                          $            12,813  $      52,501
                                                             ===================================
------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
      Cash paid for interest                                 $           493,972  $     471,351
                                                             ===================================
      Cash paid for taxes                                    $                 -  $           -
                                                             ===================================

Non-Cash Investing And Financing Activities

      Common stock issued on conversion of convertible notes $           467,863  $     726,000
                                                             ===================================
      Common stock issued to settle debt                     $           107,241  $     400,000
                                                             ===================================
      Common stock issued in settlement of accounts payable  $           982,000  $     143,425
                                                             ===================================



     See accompanying notes to unaudited consolidated financial statements

GPS Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements Nine months ended September 30, 2006 and 2005 (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

Business - The Company develops and markets GPS and Wi-Fi wireless business solutions for golf courses, golf residential communities and golf resorts. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using Differential Global Positioning Satellite ("DGPS") technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At September 30, 2006, substantially all of the Company's assets and operations were located in Canada.

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

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2006 and December 31, 2005. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent registered certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2005, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

On November 13, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement ") with Great White Shark Enterprises, Inc
(GWSE) and Leisurecorp, LLC (Leisurecorp) pursuant to which the Company agreed, subject to certain closing conditions, to sell for an aggregate purchase price of $15,740,890 (i) a total of 1,574,089 shares of newly authorized Series B Convertible Preferred Stock (the "Preferred Shares") and warrants to purchase up to 53,278,689 shares of the Company's Common Stock. The warrants will be exercisable for five years, beginning after the closing under the Securities Purchase Agreement, at an initial exercise price of $0.122 per share. In addition, under the Securities Purchase Agreement, at the closing, the Company shall issue to GWSE 274,089 Preferred Shares and warrants to purchase 6,606,497 shares of Common Stock in exchange for the cancellation of certain indebtedness owed by the Company to GWSE having an aggregate unpaid balance of $2,740,890.

On November 13, 2006, the Company obtained a $1,500,000 loan from GWSE and a $5,000,000 loan from Leisurecorp (individually, a "Lender" and collectively the "Lenders"). GWSE currently is a shareholder of the Company and a lender to the Company under an existing purchase order credit facility. Bart Collins, one of the Company's directors, is the President of GWSE. The foregoing loans are each evidenced by an unsecured promissory note (the "Bridge Promissory Notes"). At the time of the execution of the Bridge Promissory Notes and the Securities Purchase Agreement, Leisurecorp was not affiliated with the Company in any way. The Bridge Promissory Notes bear interest on the outstanding unpaid principal balance at a rate 4.83% per annum, provided that the interest rate will increase to 11% per annum in the event that an Event of Default (as defined in the Bridge Promissory Notes) has occurred. The principal and all accrued and unpaid interest is required to be paid in cash on the earliest to occur of (i) March 31, 2007, and (ii) the closing of the purchase by Lenders of the Company's Series B Convertible Preferred Stock and warrants pursuant to the Securities Purchase Agreement. If the Bridge Promissory Notes are paid at the closing of the purchase by the Lenders of the Company's Series B Convertible Preferred Stock, the Lenders will apply the outstanding principal and accrued interest due under the Bridge Promissory Notes towards their purchases of the Company's Series B Convertible Preferred Stock and Warrants.

The above transactions are more fully described in Note 8, Subsequent Events.

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

Income Taxes - The Company records a valuation allowance to reduce its deferred tax assets arising from net operating loss carryforwards to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

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

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact, if any, that the adoption of FAS 157 will have on its financial statements.

4. Debt

Bank Indebtedness

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of September 30, 2006, the Company had borrowed approximately $2,041,953 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to December 31, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. The Company has issued a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share for a period of three years. $17,900, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the nine months ended September 30, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter. In the nine months ended September 30, 2006 Hansen Inc. loaned the Company a further $100,000. This amount is included in the Short-Term Loan total below. In return for this loan and the extension of the line of credit 1,500,000 warrants to Hansen Inc. were extended to a period of five years at a price of $0.05 per share. The fair value of this change in the warrants, amounting to $32,900 was charged to operations as a finance cost for the period.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. This line of credit was subsequently increased to $1,400,000 on June 16, 2006. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of September 30, 2006 this line was drawn approximately $1,450,939. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to September 30, 2006. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share for a period of three years. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until December 2006.

Short-Term Loan

As of September 30, 2006 the Company has $7,362,080 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The largest of these, amounting to $4,934,665, is from a director and shareholder.

Purchase Order Financing

In January 2006 the Company entered into an agreement with Great White Shark Enterprises to obtain purchase order financing on confirmed sales orders. As of September 30, 2006 the Company owed $906,959 on this purchase order financing line of credit. The Company pays 18% per annum interest for the period the advance is required. Additionally the lender receives 100,000 shares for each $250,000 advanced. The balance of $906,959 owing under this financing line at September 30, 2006 is included in the balance of $7,362,080 owed on Short Term Loans.

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

The trading period for the first stock payment expired on August 22, 2006. Based upon the receipts from the sale of the first stock payment during the trading period the Company had a liability to the Optimal Shareholders for the balance of the first stock payment of approximately $1.65 million at that date. The Company also has a liability to issue approximately 30,400,000 shares to the Optimal Shareholders to fund the second stock payment liability of approximately $1.65 million. The Company is currently in negotiations with the Optimal Shareholders regarding the settlement of the first stock payment and the issuance of the shares for the second stock payment.

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

The Company has paid $226,762 of this liability during the nine months ended September 30, 2006. As at September 30, 2006 the principal amount outstanding is $2,454,166 which is offset by unamortized debt discount of $360,000, giving a net balance of $2,094,166.

On November 13, 2006 the Company entered into a Securities Purchase Agreement with GWSE. Under the terms of this agreement the Term Loan will be cancelled by GWSE in exchange for 274,089 of the Company's Series B Preferred Shares and warrants to purchase 6,606,497 shares of the Company's common stock at a price of $0.122 per share. This agreement is more fully described in Note 8, Subsequent Events.

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

The Company may redeem the Notes upon at least 10 trading days notice in accordance with the following. So long as the Common stock is trading at or below $.15 per share, as such price may be adjusted for stock splits, recapitalizations and similar events (the "Maximum Price") the Company has the right to prepay all of the outstanding Notes in an amount in cash (the "Optional Prepayment Amount") equal to (i) 125% (for prepayments occurring within 30 days of the Issue Date), (ii) 130% for prepayments occurring between 31 and 60 days of the Issue Date, or (iii) 135% (for prepayments occurring after the sixtieth 60th day following the Issue Date), multiplied by the sum of the then outstanding principal amount of the applicable Note plus certain other amounts, if any, required to be paid by the Company as a result of specified defaults under the definitive agreements. If the stock is trading above the Maximum Price, the Company may exercise its right to prepay the Notes by paying to the Holders, in addition to the Optional Prepayment Amount, an amount equal to the aggregate number of shares that such Holders would have received upon conversion of the amount of the Note being prepaid multiplied by the difference between the closing price of the Company's Common Stock on the Optional Prepayment Date less the Conversion Price then in effect. In the event that the average daily price of the Common Stock for each day of the month ending on any determination date is below the Initial Market Price, the Company may, at its option, prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by 36 plus one month's interest. The term "Initial Market Price" means the volume weighted average price of the Common Stock for the five (5) Trading Days immediately preceding the Closing which is $.08. During the nine months ended September 30, 2006 the Company prepaid a portion of the outstanding principal amount under this provision, amounting to $478,757.


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

The aggregate principal amount of the Notes is $3,720,000 of which $720,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Notes and Warrants and a Derivatibe Liability arising from the conversion features of the Notes and Warrants. See "Derivative Liabilities". The debt discount arising from the issuance of the Notes amounted to $3,000,000. Both the debt discount and deferred interest amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended September 30, 2006 amortization of these offsets amounted to $1,675,449.

The Noteholders exercised their conversion privileges to convert a total of $467,863 of the principal amount in the period ended September 30, 2006 leaving a principal balance payable of $2,599,820. Unamortized debt discount and deferred interest amounted to $1,628,498 at September 30, 2006 giving a net balance of $971,322.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at September 30, 2006 as approximately $6.69 million. Changes in the fair value of the derivative liability are recorded as an Other Income or Expense item in the Consolidated Statement of Operations. The change in the fair value of the derivative in the nine months ended September 30, 2006 resulted in income of $2,768,683. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.

On November 8, 2006 the Company entered into an agreement with the Noteholders to pay $2.8 million and issue 3 million warrants to purchase shares of the Company's common stock at a price of $0.122 per share in full satisfaction of all amounts owing under the Notes. On November 15, 2006, the Company paid the $2.8 million and on November 16, 2006 the Company issued the warrants to the Noteholders. This agreement is more fully described in Note 8, Subsequent Events.

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

The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, when appropriate, and should be accounted for as separate derivatives with a corresponding value recorded as liability

Additionally, because the number of shares that are to be delivered upon satisfaction of the conversion of the Notes and warrants or liquidated damages is variable, the Company is unable to assert that it had sufficient authorized and unissued shares to settle the liquidated damages or conversion of the Notes and Warrants. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and convertible preferred shares as well as those issued in the future, would be classified as liabilities as well, effective with the granting of the registration rights. The fair value of the derivative liabilities at the date of issuance of the Notes and the granting of registration rights, at December 31, 2005 and at September 30, 2006 is as follows:

 ---------------------------------- -------------------- ------------------------ ----------------------
                                        At Issuance       At December 31, 2005      At September 30, 2006
 ---------------------------------- -------------------- ------------------------ ----------------------
 Convertible Notes                  $         8,162,811  $             8,702,321  $           6,104,803
 ---------------------------------- -------------------- ------------------------ ----------------------
 Warrants associated with the       $           330,224  $               223,383  $             320,397
 Convertible Notes
 ---------------------------------- -------------------- ------------------------ ----------------------
 Other outstanding warrants         $           461,950  $               335,531  $             187,083
 ---------------------------------- -------------------- ------------------------ ----------------------
 Convertible preferred shares       $           307,242  $               199,131  $              79,400
 ---------------------------------- -------------------- ------------------------ ----------------------
                                    $         9,262,227  $             9,460,366  $           6,691,683
 ---------------------------------- -------------------- ------------------------ ----------------------


The above total is net of $720,000 of the fair value of the Notes which was recorded as deferred interest and will be amortized over the term of the Notes. $3,000,000, the amount of proceeds actually received on issuance of the Notes, has been recorded as a debt discount to be amortized over the term of the Notes. The balance of the fair value at December 31, 2005, amounting to $6,460,366, was recorded as other expense. The change in the balance of the fair value in the nine months ended September 30, 2006, amounting to $2,768,683 has been recorded as other income for the period.

The Company computed the fair value of the identified derivatives using the Black Scholes valuation model with the following assumptions:

At the date of issuance of the three tranches of Convertible Notes, related warrants, and related registration rights, at December 31, 2005 and at September 30, 2006


      Convertible Notes
 --------------------------- -------------------- ------------------------- -----------------------
                                 At issuance        At December 31, 2005      At September 30, 2006
 --------------------------- -------------------- ------------------------- -----------------------
 Market price                      $0.10 - $.078                    $0.065                  $0.082
 --------------------------- -------------------- ------------------------- -----------------------
 Conversion price:             $0.0556 - $0.0422                   $0.0328                 $0.0416
 --------------------------- -------------------- ------------------------- -----------------------
 Term:                                   3 years         2.72 - 2.94 years         1.97-2.19 years
 --------------------------- -------------------- ------------------------- -----------------------
 Volatility:                              102.8%                    102.8%                  119.4%
 --------------------------- -------------------- ------------------------- -----------------------
 Risk-free interest rate:         3.96% -  4.39%                     4.39%                   4.69%
 --------------------------- -------------------- ------------------------- -----------------------
 Maximum liability:
 --------------------------- -------------------- ------------------------- -----------------------
 Principal Notes:                     $3,720,000                $3,546,440              $2,599,820
 --------------------------- -------------------- ------------------------- -----------------------
 Liquidated damages:                  $1,785,600                $1,702,291              $1,247,914
 --------------------------- -------------------- ------------------------- -----------------------
 Default premium:                     $1,116,000                $1,063,932                $779,946
 --------------------------- -------------------- ------------------------- -----------------------



      Warrants associated with the Convertible Notes


 --------------------------- -------------------- ------------------------- -----------------------
                                 At issuance        At December 31, 2005      At September 30, 2006
 --------------------------- -------------------- ------------------------- -----------------------
 Market price:                     $0.10 - $.078                    $0.065                  $0.082
 --------------------------- -------------------- ------------------------- -----------------------
 Exercise price:                           $0.25                     $0.25                   $0.25
 --------------------------- -------------------- ------------------------- -----------------------
 Term:                                   5 years         4.72 - 4.94 years         3.97-4.19 years
 --------------------------- -------------------- ------------------------- -----------------------
 Volatility:                              102.8%                    102.8%                  119.4%
 --------------------------- -------------------- ------------------------- -----------------------
 Risk-free interest rate:                  3.96%                     4.39%                   4.69%
 --------------------------- -------------------- ------------------------- -----------------------
 Number of Warrants                    6,000,000                 6,000,000               6,000,000
 --------------------------- -------------------- ------------------------- -----------------------


      Other outstanding warrants

 --------------------------- -------------------- ------------------------- -----------------------
                                 At issuance        At December 31, 2005      At September 30, 2006
 --------------------------- -------------------- ------------------------- -----------------------
 Market price:                             $.085                    $0.065                  $0.082
 --------------------------- -------------------- ------------------------- -----------------------
 Exercise  price:                 $6.28 - $0.055            $6.28 - $0.055           $0.32 - $0.05
 --------------------------- -------------------- ------------------------- -----------------------
 Term:                            3 - 0.48 years         2.78 - 0.20 years       3.24 - 0.31 years
 --------------------------- -------------------- ------------------------- -----------------------
 Volatility:                              102.8%                    102.8%                  119.4%
 --------------------------- -------------------- ------------------------- -----------------------
 Risk-free interest rate:                  3.96%                     4.39%                   4.69%
 --------------------------- -------------------- ------------------------- -----------------------
 Number of Warrants                   16,763,884                19,472,773              18,370,492
 --------------------------- -------------------- ------------------------- -----------------------


      Convertible preferred shares outstanding

 --------------------------- -------------------- ------------------------- -----------------------
                                 At issuance        At December 31, 2005      At September 30, 2006
 --------------------------- -------------------- ------------------------- -----------------------
 Market price:                             $.085                    $0.065                  $0.082
 --------------------------- -------------------- ------------------------- -----------------------
 Exercise price:                $.0527 - $0.0710          $.0527 - $0.0710        $.0527 - $0.0710
 --------------------------- -------------------- ------------------------- -----------------------
 Term:                          2.1 - 1.87 years         1.82 - 1.59 years       1.07 -  .84 years
 --------------------------- -------------------- ------------------------- -----------------------
 Volatility:                              102.8%                    102.8%                  119.4%
 --------------------------- -------------------- ------------------------- -----------------------
 Risk-free interest rate:                  3.96%                     4.39%                   4.69%
 --------------------------- -------------------- ------------------------- -----------------------
 Number of shares                      5,893,043                 5,893,043               5,893,043
 --------------------------- -------------------- ------------------------- -----------------------


On November 8, 2006 the Company entered into an agreement with the holder of the Notes to pay $2.8 million and issue 3 million warrants to purchase shares of the Company's common stock at a price of $0.122 per share in full satisfaction of all amounts owing under the Notes. On November 15, 2006, the Company paid the $2.8 million and on November 16, 2006 the Company issued the warrants to the Noteholders. This agreement is more fully described in Note 8, Subsequent Events.

5. Liabilities Related to Discontinued Operations

During the three months ended December 31, 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted. The Company has recorded accounts payable and accrued liabilities of $533,218 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. During the three months ended December 31, 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted. In conjunction with the ProShot transaction, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $378,240. All such liabilities are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet. In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

During the nine months ended September 30, 2006 the Company wrote off trade debts arising from discontinued operations amounting to $494,900. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

6. Legal Proceedings

At September 30, 2006, the Company was involved in the following legal proceedings:

On November 10, 2005 the Company initiated court proceedings in the Patents County Court in the UK against Prolink Solutions LLC ("Prolink"), Elumina Iberica S.A. and Elumina Iberica Limited for an injunction, delivery up and/or damages or an account of profits arising from the defendant's infringement of European Patent (UK) 0617794 B1, which is owned by the Company, together with a claim for the Company's costs and expenses in the action.

On October 26, 2006, the Company entered into a Settlement Agreement (the "Settlement Agreement") with ProLink, Elumina Iberica S.A. and Elumina Iberica Limited (collectively, the"Defendants"). ProLink, for and on behalf of the Defendants, agreed to pay the Company $1,200,000 (the "Settlement Payment") in settlement of the Company's claim that the Defendants infringed the Company's European Patent 0 617 794 B1. The Settlement Payment is to be paid by an initial payment of $202,500 and nineteen quarterly payments of $52,500 commencing February 1, 2007. In consideration of the Settlement Payment, the Company granted to ProLink a non-exclusive paid-up license in specified patents owned by the Company in Australia, Japan and certain countries in Europe (the "Licensor Patents") with respect to products for a golf course using GPS technology.

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

On July 11, 2006 the Company issued 188,306 shares of common stock valued at $9,604 in payment of interest on a short term loan.

On July 18, 2006 the Company issued 350,000 shares of common stock valued at $19,950 for services rendered.

On August 8, 2006 the Company issued 2,793,497 shares of common stock valued at $223,480 in payment of interest on loans.

On September 1, 2006 the Company issued 3,254,285 shares of common stock valued at $244,071 for services rendered and interest on loans.

On September 18, 2006 the Company issued 76,566 shares of common stock valued at $5,666 in payment of interest on loans.

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.

8. Subsequent Events

Settlement of Legal Proceedings

 On October 26, 2006, the Company entered into a Settlement Agreement (the "Settlement Agreement") with ProLink Solutions LLC ("ProLink"), Elumina Iberica S.A. and Elumina Iberica Limited (collectively, the "Defendants"). ProLink, for and on behalf of the Defendants, agreed to pay the Company $1,200,000 (the "Settlement Payment") in settlement of the Company's claim that the Defendants infringed the Company's European Patent 0 617 794 B1. The Company had previously filed an action in the Patents County Court in England against the Defendants. The Settlement Payment is to be paid by an initial payment of $202,500 and nineteen quarterly payments of $52,500 commencing February 1, 2007. In consideration of the Settlement Payment, the Company granted to ProLink a non-exclusive paid-up license in specified patents owned by the Company in Australia, Japan and certain countries in Europe (the "Licensor Patents") with respect to products for a golf course using GPS technology.

Repayment of Convertible Debt

In anticipation of obtaining loans from the Lenders referred to below, on November 13, 2006, the Company entered into an Agreement (the "NIR Agreement"), dated as of November 8, 2006, with all of the investors (the "Buyers") who purchased $3,720,000 (including prepaid interest) of the Company's Callable Secured Convertible Notes (the "Notes") pursuant to a Securities Purchase Agreement dated as of September 20, 2005. Under the terms of the NIR Agreement, the Company agreed to pay, and the Buyers agreed to accept, in full satisfaction of all amounts owing under the Notes, including outstanding principal amount and accrued and unpaid interest thereon, the amount of $2,800,000 (the "Payoff Amount"). In addition to the cash payment, the Company also agreed to issue to the Buyers (pro rata in accordance with the amount being paid to the applicable Buyer) five year warrants to purchase an aggregate of 3,000,000 shares of the Company's Common Stock at an exercise price of $0.122 per share (the "New Warrants"). The New Warrants contain customary piggyback registration rights subject to priority granted in favor of certain new purchasers of the Company's securities, noted below, in the case of cutbacks.
On November 15, 2006, the Company funded the Payoff Amount and on November 16, 2006 the Company issued the New Warrants to the Buyers. The Company obtained the proceeds to fund the Payoff Amount from two loans from the Lenders (as defined below) that are evidenced by the Bridge Promissory Notes (as defined below).

Bridge Promissory Notes

On November 13, 2006, the Company obtained a $1,500,000 loan from Great White Shark Enterprises, Inc. ("GWSE") and a $5,000,000 loan from Leisurecorp LLC ("Leisurecorp") (individually, a "Lender" and collectively the "Lenders"). GWSE currently is a shareholder of the Company and a lender to the Company under an existing purchase order credit facility. Bart Collins, one of the Company's directors, is the President of GWSE. The foregoing loans are each evidenced by an unsecured promissory note (the "Bridge Promissory Notes"). At the time of the execution of the Bridge Promissory Notes and the Securities Purchase Agreement described below, Leisurecorp was not affiliated with the Company in any way. The Bridge Promissory Notes bear interest on the outstanding unpaid principal balance at a rate 4.83% per annum, provided that the interest rate will increase to 11% per annum in the event that an Event of Default (as defined in the Bridge Promissory Notes) has occurred. The principal and all accrued and unpaid interest is required to be paid in cash on the earliest to occur of (i) March 31, 2007, and (ii) the closing of the purchase by Lenders of the Company's Series B Convertible Preferred Stock and warrants pursuant to the Securities Purchase Agreement noted below. If the Bridge Promissory Notes are paid at the closing of the purchase by the Lenders of the Company's Series B Convertible Preferred Stock, the Lenders will apply the outstanding principal and accrued interest due under the Bridge Promissory Notes towards their purchases of the Company's Series B Convertible Preferred Stock and Warrants.

On November 15, 2006, the Company used $2,800,000 of the proceeds of the Bridge Promissory Notes to fund the Payoff Amount payable to the Buyers under the NIR Agreement. The Company intends (and is required to under the terms of the Bridge Promissory Notes and the Securities Purchase Agreement) to use the balance of the loan proceeds to repay certain other outstanding indebtedness and to fund its short-term working capital needs, all in accordance with a use of proceeds schedule agreed to between the Lenders and the Company. The Bridge Promissory Notes contain restrictions on the Company's ability to take certain actions while the Bridge Promissory Notes remain outstanding. Specifically, the Company may not, without the consent of the Lenders, (i) amend its Articles of Incorporation or Bylaws, (ii) issue shares of its capital stock or rights, options, warrants or other securities that are convertible into or exchangeable for capital stock, (iii) pay dividends, (iv) repurchase shares of its capital stock, (v) effect a merger, consolidation, or business combination or other acquisition, (vi) reorganize, liquidate, dissolve or wind up, (vii) incur any new indebtedness or refinance any existing indebtedness for borrowed money other than trade payables and accrued expenses incurred in the ordinary course of business, (viii) incur or commit to incur any operating expenditures in excess of (a) $50,000 in one or a series of related expenditures, or (b) in excess of $250,000 in the aggregate, (other than in accordance with the use of proceeds agreed with the Lenders) (ix) hire or fire the Company's Chief Executive Officer, the Chief Financial Officer, or any other officer or employee of the Company who, at the time, earns or is expected to earn a salary (excluding bonuses) of $100,000 or more per year, (x) acquire any assets or equity securities of any other business or entity, or sell any the Company's assets (other than in the ordinary course of business), (xi) issue options or securities except under the Company's stock compensation, bonus or other compensation plan, (xii) amend the Company's stock compensation, bonus or other compensation plan, or (xiii) enter into any transaction with a stockholder of the Company or an affiliate of the Company or of a stockholder of the Company.

Securities Purchase Agreement

On November 13, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement ") with GWSE and Leisurecorp, pursuant to which the Company agreed, subject to certain closing conditions, to sell for an aggregate purchase price of $15,740,890 (i) a total of 1,574,089 shares of newly authorized Series B Convertible Preferred Stock (the "Preferred Shares") and warrants to purchase up to 53,278,689 shares of the Company's Common Stock. The warrants will be exercisable for five years, beginning after the closing under the Securities Purchase Agreement, at an initial exercise price of $0.122 per share. In addition, under the Securities Purchase Agreement, at the closing, the Company shall issue to GWSE 274,089 Preferred Shares and warrants to purchase 6,606,497 shares of Common Stock in exchange for the cancellation of certain indebtedness owed by the Company to GWSE having an aggregate unpaid balance of $2,740,890. As of November 6, 2006, the Company had outstanding approximately 333,847,000 shares of Common Stock.

The closing of the sale of the Preferred Shares and warrants is subject to (i) the Company amending its Articles of Incorporation to increase the number of its authorized shares of Common Stock to 1,600,000,000 shares, (ii) the repayment of the Notes pursuant to the NIR Agreement and release of all liens on the Company's assets granted in favor of the holders of the Notes, (iii) the exchange by Douglas Wood, one of the Company's directors, of $3,000,000 of indebtedness owed to him by the Company for 300,000 Preferred Shares and warrants to purchase 49,180,328 shares of Common Stock, (iv) the exchange by Mr. Silzer, the Chief Executive Officer and a director of the Company, of $750,000 of certain obligations owed to him by the Company for 12,295,082 shares of Common Stock and warrants to purchase 3,073,770 shares of Common Stock, and (v) the satisfaction of other customary closing conditions. The Securities Purchase Agreement will be terminable by the investors or the Company under certain circumstances specified in the Securities Purchase Agreement, including if the closing fails to occur for any reason on or before March 31, 2007. The Company will have to obtain the approval of its shareholders and otherwise comply with applicable state and federal regulations in order to amend its Articles of Incorporation.

During the 120 calendar days following the date of the closing of the transactions contemplated by the Securities Purchase Agreement, GWSE and Leisurecorp shall each have the right to increase their investment, or make an additional investment in the Company by purchasing additional shares of Preferred Stock and warrants for cash on the same terms as the securities sold at the closing (for each $10 cash investment, the purchaser has the right to purchase one Preferred Share and a warrant to purchase 40.983607 shares of Common Stock). GWSE shall have the right to increase its aggregate investment in the Preferred Shares and warrants by $3,000,000, and Leisurecorp shall have the right to increase its aggregate investment in the Preferred Shares and warrants by $10,000,000. GWSE and Leisurecorp also have the right to assign (in whole or in part) their right to purchase such additional securities to one or more of their affiliates or designees.

Series B Convertible Preferred Stock

Under the Securities Purchase Agreement, a total of 4,000,000 shares of Preferred Shares will be authorized for issuance under a Certificate Of Designation Of Series B Convertible Preferred Stock, which Certificate of Designation defines the rights, preferences and privileges of the holders of the Preferred Shares and will be filed with the Secretary of State of the State of Nevada prior to closing.
The Preferred Shares may, at the option of the holder, be converted at any time or from time to time into fully paid and non-assessable shares of Common Stock at the conversion rate then in effect. The number of shares into which one Preferred Share shall be convertible is determined by dividing $10.00 per share by the then existing Conversion Price. The "Conversion Price" per share for the Preferred Shares shall be equal to $0.61 (subject to appropriate adjustment for certain events, including stock splits, stock dividends, combinations, recapitalizations or other recapitalizations affecting the Preferred Shares). The Conversion Price is also subject to weighted average anti-dilution protection in the case of certain issuances of securities by the Company below a certain price.

Except as otherwise expressly provided in the Certificate of Designation or as required by law, each holder of Preferred Shares shall be entitled to the number of votes equal to the number of shares of Common Stock into which the Preferred Shares could be converted on the record date for such vote, and shall have voting rights and powers equal to the voting rights and powers of the Common Stock. In addition to the foregoing voting rights, so long as Leisurecorp is the owner of record of 25% or more of the number of Preferred Shares that it purchases under the Securities Purchase Agreement, the Company shall not have the right, without first obtaining the prior approval of the holders of a majority of the then outstanding Preferred Shares, voting separately as a class, to take any of the following actions: (i) amend the Company's Articles of Incorporation or Bylaws if such action would adversely affect the rights, preferences, privileges, or restrictions of the Series B Preferred Stock; (ii) authorize or issue any class or series of the Company's capital stock or any rights, options, warrants or other securities that are convertible into or exchangeable for any capital stock of the Corporation, having any right, preference or privilege superior to or on parity with the Series B Preferred Stock in any respect whether by reclassification or otherwise; (iii) pay any dividends or distributions on any shares of capital stock of the Company; (iv) amend any of the provisions of the Certificate of Designation; (v) redeem or declare a dividend with respect to any security of the Company; (vi) increase or decrease the authorized number of shares of Series B Preferred Stock; (vii) effect a merger, consolidation, or business combination or other acquisition involving the Company (other than solely for the purposes of reincorporation); or (viii) increase or decrease the authorized number of directors on the Company's Board of Directors.

The holders of a majority of the outstanding Preferred Shares also have the right, voting as a separate class, to elect three members of the Company's board of directors (the "Preferred Directors"), of which two shall be designated by such holders of a majority of the outstanding Preferred Shares as the "Reviewing Preferred Directors." The Company's Board of Directors may not take certain actions, and none of such actions shall be valid and constitute an action of the Board of Directors unless such action is approved by a majority of the Board of Directors, which majority shall include at least one of the Reviewing Preferred Directors. The actions that must be approved by at least one Reviewing Preferred Director are as follows: (i) reorganize the Company or voluntarily liquidate, dissolve or wind up the Company, (ii) incur any new indebtedness or refinance any existing indebtedness for borrowed money other than trade payables and accrued expenses incurred in the ordinary course of business and indebtedness not to exceed at any time $500,000 in the aggregate, (iii) approve, adopt or amend the Company's annual budget, (iv) incur any capital or operating expenditures (other than purchases of inventory purchased solely for, and specifically to fill signed purchase orders) in excess of $50,000 in one or a series of related expenditures, or in excess of $250,000 in the aggregate unless included in the Company's annual budget approved by the Board of Directors (including one of the Reviewing Preferred Directors), (v) hire or fire the Company's Chief Executive Officer, the Chief Financial Officer, or any other officer or employee of the Company who, at the time, earns or is expected to earn a salary (excluding bonuses) of $100,000 or more per year, (vi) acquire any assets or equity securities of any other business or entity, or sell any assets of the Company (other than in the ordinary course of business), in each case if the transaction value of such acquisition or disposition is greater than $2,000,000, (vii) issue options or securities except under the Company's stock compensation, bonus or other compensation plan, (viii) amend the Company's stock compensation, bonus or other compensation plan, or (ix) enter into a transaction with a stockholder or an affiliate of the Company or of a stockholder of the Company. The foregoing restrictions will remain in effect until the earlier of
(a) the date on which Leisurecorp is the owner of record of less than 25% of the number of Preferred Shares that it purchased pursuant to the Securities Purchase Agreement, or (b) the Company meets or exceeds the approved annual budget for two consecutive fiscal years.

In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding Preferred Shares shall be entitled to be paid first out of the assets of the Company available for distribution to shareholders, an amount equal to $10.00 per share (as adjusted). Therafter, the remaining assets and funds of the Company legally available for distribution, if any, shall be distributed among the holders of the Common Stock and the Preferred Shares in proportion to the shares of Common Stock then held by them and the shares of Common Stock which they have a right to acquire upon conversion of the shares of the Preferred Shares held by them. The foregoing liquidation distribution to the holders of the Preferred Shares shall be senior to the Common Stock and senior to any subsequent series of preferred stock which may be junior in right of preference to the Preferred Shares.
The Company may not declare, pay or set aside any dividends on shares of any class or series of capital stock of the Company (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Preferred Shares shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Preferred Shares.

Registration Rights

In connection with the sale and issuance of the Preferred Shares and warrants to GWSE and Leisurecorp under the Securities Purchase Agreement, and the issuance of shares to Mr. Wood and Mr. Silzer in connection with the exchange by them of certain Company obligations, at the closing of the transactions under the Securities Purchase Agreement, the Company shall enter into a Registration Rights Agreement. Under that agreement, the investors shall have the unlimited right to demand the registration under the Securities Act of 1933, as amended (the "Act"), of all or part of the shares of Common Stock issuable under the Preferred Shares and warrants (or the Common Stock issuable to Mr. Silzer), provided no demand for such registration shall be made for less than 10 million shares of Common Stock. In addition, the investors also have piggy-back registration rights and the right to have their shares registered on Form S-3, if that form is available to the Company.

Shareholder Agreement

At the closing of the sale of the Preferred Shares and warrants under the Securities Purchase Agreement, and as a condition to the closing, the Company will be required to enter into a Shareholder Agreement, the form of which is attached to the Securities Purchase Agreement, with GWSE, Leisurecorp, Robert C. Silzer, Sr. and Douglas Wood. Under the Shareholder Agreement, GWSE and Leisurecorp will agree to vote their Preferred Shares in favor of two designees of Leisurecorp as the Preferred Directors and one designee of GWSE as the third Preferred Director. GWSE and Leisurecorp will also make agreements with respect to the voting of their Preferred Shares on other matters. In addition, under the Shareholder Agreement, GWSE, Leisurecorp, Mr. Silzer, Sr. and Mr. Wood will agree to certain restrictions on the transfer of their shares subject to the Shareholder Agreement.

Other

The (i) Preferred Shares and warrants to be issued to GWSE, Leisurecorp and Mr. Wood, and (ii) the shares of Common Stock and warrants to be issued to Mr. Silzer, will not be registered under the Act and will be issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The Preferred Shares and the warrants, as well as the shares underlying the warrants, may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or exemption from the registration requirements, under the Act.

Creation of Company Office

On November 3, 2006, the Board of Directors of the Company created a new part-time office and elected Bart Collins, one of the Company's current Directors, to that office. The new office, designated as the office of the Executive Vice President, was established for the purposes of monitoring and controlling specific operations or functions of the Company. In establishing the new executive office, the Board of Directors decided that the Company may not make any payment (or series of related payments) or agree to make any payment (or series of related payments) or issue or agree to issue securities of the Company in lieu of any payment to be made by or on behalf of the Company (a "Securities Issuance") (a) in excess of $25,000, without the express written approval of the new Executive Vice President and (b) in excess of $100,000, without having the signature of the Executive Vice President on (x) the check or other financial instrument pursuant to which such payment will be made, on (y) the wire transfer instructions authorizing the wire transfer pursuant to which such payment will be made or (z) in the case of a Securities Issuance, specific authorization for such Securities Issuance including the number of shares or securities to be issued and the terms thereof. The Company agreed to create the office of Executive Vice President, and agreed to elect Mr. Collins to that office, under the Securities Purchase Agreement. Pursuant to the Securities Purchase Agreement, Mr. Collins must remain the Executive Vice President until the Bridge Promissory Notes are repaid and, assuming that the closing occurs under the Securities Purchase Agreement, thereafter until such time as the Company's Common Stock is listed on either the Nasdaq Global Market or the Nasdaq Capital Market.

Amendment of the Company's Bylaws

On November 3, 2006, the Board unanimously adopted certain resolutions to amend the Company's Bylaws. The amendments to the Bylaws revise and clarify certain procedures regarding the Company's special meetings and its regular annual and quarterly meetings. In addition, the Bylaw amendment authorizes the Board of Directors, from time to time, to create one or more part-time Executive Vice President offices for the purposes of monitoring and controlling specific operations or functions of the Company. Pursuant to the Bylaw amendment, on November 3, 2006 the Company created the office of Executive Vice President and elected Bart Collins to that office.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is involved in the development and marketing of golf course management technology using Differential Global Positioning Satellite (DGPS) and Wi-Fi wireless business solutions. The Company's management information system enables golf course owners and managers to run their business more efficiently with pace-of-play monitoring, data consolidation and reporting capabilities. Courses can generate more revenue with advertising, tournament and point-of-purchase applications, reduce costs of operations and retain more customers with customer relationship management programs. The Company has developed both hand-held and cart-mounted products using GPS technology. These units help attract and retain customers by delivering a better golf experience with precise distance measurement, detailed colour course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication with the clubhouse. At September 30, 2006 and December 31, 2005, substantially all of the Company's assets and operations were located in Canada. Sales offices are located in Canada and the USA. The Company has distributors in Canada, United States, Europe, Australia/New Zealand, Asia and South Africa

The Company applies DGPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. The Company's portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. The Company's objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

The Company recorded sales revenue during the nine months ended September 30, 2006. The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment products delivered to the customer and installed on the customer's site. The costs of installing the equipment on the customer's site, such as contract labour and travel and accommodation expenses, are recorded as Installation Costs. The cost of developing software installed in the equipment on the customer's site is recorded as an operating expense in the category "Engineering, Research and Development", all such costs are expensed as they are incurred.

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2006 and December 31, 2005. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of debt and equity financings, sale of its GPS systems and payments from potential distributors and other partners. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2005, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

On November 13, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement ") with Great White Shark Enterprises, Inc
(GWSE) and Leisurecorp, LLC (Leisurecorp) pursuant to which the Company agreed, subject to certain closing conditions, to sell for an aggregate purchase price of $15,740,890 (i) a total of 1,574,089 shares of newly authorized Series B Convertible Preferred Stock (the "Preferred Shares") and warrants to purchase up to 53,278,689 shares of the Company's Common Stock. The warrants will be exercisable for five years, beginning after the closing under the Securities Purchase Agreement, at an initial exercise price of $0.122 per share. In addition, under the Securities Purchase Agreement, at the closing, the Company shall issue to GWSE 274,089 Preferred Shares and warrants to purchase 6,606,497 shares of Common Stock in exchange for the cancellation of certain indebtedness owed by the Company to GWSE having an aggregate unpaid balance of $2,740,890.

On November 13, 2006, the Company obtained a $1,500,000 loan from GWSE and a $5,000,000 loan from Leisurecorp (individually, a "Lender" and collectively the "Lenders"). GWSE currently is a shareholder of the Company and a lender to the Company under an existing purchase order credit facility. Bart Collins, one of the Company's directors, is the President of GWSE. The foregoing loans are each evidenced by an unsecured promissory note (the "Bridge Promissory Notes"). At the time of the execution of the Bridge Promissory Notes and the Securities Purchase Agreement, Leisurecorp was not affiliated with the Company in any way. The Bridge Promissory Notes bear interest on the outstanding unpaid principal balance at a rate 4.83% per annum, provided that the interest rate will increase to 11% per annum in the event that an Event of Default (as defined in the Bridge Promissory Notes) has occurred. The principal and all accrued and unpaid interest is required to be paid in cash on the earliest to occur of (i) March 31, 2007, and (ii) the closing of the purchase by Lenders of the Company's Series B Convertible Preferred Stock and warrants pursuant to the Securities Purchase Agreement. If the Bridge Promissory Notes are paid at the closing of the purchase by the Lenders of the Company's Series B Convertible Preferred Stock, the Lenders will apply the outstanding principal and accrued interest due under the Bridge Promissory Notes towards their purchases of the Company's Series B Convertible Preferred Stock and Warrants.

The above transactions are more fully described in Note 8, Subsequent Events.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of these assets, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for the nine months ended September 30, 2006. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

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

Results of Operations:

Nine months ended September 30, 2006 and 2005

Revenue - The Company recorded total revenue in the nine months ended September 30, 2006 of $4,571,908 as compared to $4,039,278 in the first nine months of 2005. This amounted to an increase of $532,630 or 13% in total revenue. This revenue is comprised of sales of the Company's Inforemer product and related service contract fees and purchase of promotional materials from the Company. Revenue also includes patent licence fees received by the Company's subsidiary, Optimal Golf Solutions, Inc. The total revenue from Inforemer products and service contract fees amounted to $4,133,664 as compared to $3,494,822 in the first nine months of 2005. This increase was primarily due to the Company's introduction of its new generation of product and increasing customer acceptance. As of September 30, 2006 the Company had approximately $421,727 of installations in progress which will be recorded as revenue in the fourth quarter. There was no revenue from distributorship partnership fees in 2006 compared to $154,000 in 2005. Total patent licence revenue earned by Optimal Golf Solutions amounted to $438,244 as compared to $390,456 in the first nine months of 2005.

Cost of Goods Sold - Cost of Goods Sold represents the cost of Inforemer products and related equipment delivered to the customer and installed on the customer's site. Cost of Goods Sold for the nine months ended September 30, 2006 was $2,908,817 of which $2,400,167 represents costs of goods sold and $508,650 represents installation costs. In the first nine months of 2005 Cost of Goods Sold was $2,761,162 comprised of cost of goods sold of $2,142,546 and installation costs of $618,616.

Selling and Marketing Expenses - Selling and marketing expenses were $1,720,778 for the nine months ended September 30, 2006, as compared to $1,439,274 for the nine months ended September 30, 2005. The increase was attributable to increased sales and marketing personnel, sales commissions, creation of marketing and promotional materials, attendance at trade shows, travel, accommodation, advertising and various promotional costs.

General and Administrative Expenses - General and administrative expenses were $2,716,005 for the nine months ended September 30, 2006, as compared to $4,057,653 for the nine months ended September 30, 2005. The sum of expenses in this category which were satisfied by stock issuances rather than cash payments amounted to $219,636 or 8% of total general and administrative expenses compared to $1,982,592, or 49% of the total, in the nine months ended September 30, 2005. The stock based expenses incurred in 2005 were primarily for financing, marketing and public relations consulting. The reduction in these expenses in the nine months ending September 30, 2006 is the primary reason for the lower general and administrative expenses recorded in this period compared to the corresponding period in 2005.

Engineering, Research and Development Expenses - Engineering, research and development expenses increased to $2,352,108 for the nine months ended September 30, 2006 from $1,454,659 for the nine months ended September 30, 2005. This increase was attributable to the engineering and continuing development cost of the Inforemer product. These costs comprised personnel costs, consultants, computer software development costs and service costs of the increased number of Inforemer systems installed.

Depreciation and Amortization - Depreciation and amortization increased by $43,311 or 21% to $250,521 in the first nine months of 2006, as compared to $207,210 in 2005. The Company acquired the rights to certain North American and international GPS patents in the year ended December 31, 2004. These patents are being amortized over the remaining life of the patents. The increase in depreciation and amortization is due to the depreciation charged against purchases of fixed assets.

Loss from Operations - The loss from operations was $5,376,321 for the nine months ended September 30, 2006, as compared to a loss from operations of $5,880,680 for the nine months ended September 30, 2005. The decrease was primarily due to the reduction in general and administrative expenses, offset by higher engineering and R&D expenses in the period.

Interest Expense - Interest expense increased by $2,083,843 to $3,342,170 in 2006, as compared to $1,258,327 in 2005. The primary component of this increase was the amortization of debt discount on the convertible notes, amounting to $1,675,449. There was also an increase in interest-bearing debt, drawdowns on bank operating lines of credit and short term financing loans.

Finance Costs - Finance costs relate to warrants issued in conjunction with the Company's debt financings and fees paid to third parties who assist in raising capital for the Company. Finance costs decreased to $162,019 in first nine months of 2006 as compared to $603,835 in the respective 2005 period.

Derivative Liabilities - Derivative liabilities were incurred in the year ended December 31, 2005 arising from the issuance of $3,720,000 of convertible secured notes. This resulted in an expense of $6,460,366 in 2005 representing the excess of the fair value of the derivative liabilities at December 31, 2005 over the principal amount of the notes. At September 30, 2006 the excess of the fair value of the derivative liabilities had declined by $2,768,683. This reduction is recorded as income for the period ended September 30, 2006. The valuation and basis for this expense is more fully discussed in the "Derivative Liabilities" note to the financial statements.

Gain on Extinguishment of Debt - Gain on extinguishment of debt increased to $403,820 in the nine months ended September 30, 2006 from $244,292 for the nine months ended September 30, 2005. This gain was comprised of a gain of $494,900 relating to the write-off of debts of discontinued operations and a net loss amounting to $91,080 arising from the issuance of stock in settlement of debt.

Net Loss - Net loss was $5,840,774 for the nine months ended September 30, 2006, as compared to a net loss of $7,497,263 for the nine months ended September 30, 2005. This decrease is a reflection of the reduction in general and administrative expenses and the decrease in the fair value of the derivative liabilities, partially offset by the increase in engineering and R&D expenses.

Liquidity and Capital Resources - September 30, 2006:

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

On November 13, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement ") with Great White Shark Enterprises, Inc
(GWSE) and Leisurecorp, LLC (Leisurecorp) pursuant to which the Company agreed, subject to certain closing conditions, to sell for an aggregate purchase price of $15,740,890 (i) a total of 1,574,089 shares of newly authorized Series B Convertible Preferred Stock (the "Preferred Shares") and warrants to purchase up to 53,278,689 shares of the Company's Common Stock. The warrants will be exercisable for five years, beginning after the closing under the Securities Purchase Agreement, at an initial exercise price of $0.122 per share. In addition, under the Securities Purchase Agreement, at the closing, the Company shall issue to GWSE 274,089 Preferred Shares and warrants to purchase 6,606,497 shares of Common Stock in exchange for the cancellation of certain indebtedness owed by the Company to GWSE having an aggregate unpaid balance of $2,740,890.

On November 13, 2006, the Company obtained a $1,500,000 loan from GWSE and a $5,000,000 loan from Leisurecorp (individually, a "Lender" and collectively the "Lenders"). GWSE currently is a shareholder of the Company and a lender to the Company under an existing purchase order credit facility. Bart Collins, one of the Company's directors, is the President of GWSE. The foregoing loans are each evidenced by an unsecured promissory note (the "Bridge Promissory Notes"). At the time of the execution of the Bridge Promissory Notes and the Securities Purchase Agreement, Leisurecorp was not affiliated with the Company in any way. The Bridge Promissory Notes bear interest on the outstanding unpaid principal balance at a rate 4.83% per annum, provided that the interest rate will increase to 11% per annum in the event that an Event of Default (as defined in the Bridge Promissory Notes) has occurred. The principal and all accrued and unpaid interest is required to be paid in cash on the earliest to occur of (i) March 31, 2007, and (ii) the closing of the purchase by Lenders of the Company's Series B Convertible Preferred Stock and warrants pursuant to the Securities Purchase Agreement. If the Bridge Promissory Notes are paid at the closing of the purchase by the Lenders of the Company's Series B Convertible Preferred Stock, the Lenders will apply the outstanding principal and accrued interest due under the Bridge Promissory Notes towards their purchases of the Company's Series B Convertible Preferred Stock and Warrants.

The above transactions are more fully described in Note 8, Subsequent Events.

Operating Activities - The Company's operations utilized cash of $4,920,802 during the nine months ended September 30, 2006, as compared to $3,984,877 during the nine months ended September 30, 2005.

At September 30, 2006, cash decreased by $118,361 to $12,813 as compared to $131,174 at December 31, 2005.

The Company had a working capital deficit of $26,742,446 at September 30, 2006, as compared to a working capital deficit of $23,771,591 at December 31, 2005. At September 30, 2006 and December 31, 2005, $2,473,682 and $2,968,582 respectively of the Company's current liabilities consisted of liabilities with respect to discontinued operations. At September 30, 2006 and December 31, 2005, $6,691,683 and $9,460,366 respectively of the Company's current liabilities consisted of liabilities with respect to derivative liabilities.

Investing Activities - Net cash used in investing activities was $414,545 and $316,572 for the nine months ended September 30, 2006 and 2005, respectively, consisting of the purchase of equipment and the investment in Optimal Golf Solutions, Inc.

Financing Activities - Net cash provided by financing activities was $5,216,986 for the nine months ended September 30, 2006, as compared to $4,180,858 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company made payments on long term, convertible and related parties loans of $758,357 and received proceeds from bank borrowings and short term loans of $5,975,343

Lines of Credit

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of September 30, 2006, the Company had borrowed approximately $2,041,953 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. was renewed until March 27, 2005 and subsequently to October 27, 2005 and has now been renewed to December 31, 2006. As consideration for renewing the standby bank letter of credit, the Company issued to Hansen Inc. a common stock purchase warrant to purchase 500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. The Company has issued a further common stock purchase warrant to Hansen Inc. to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share for a period of three years. $17,900, the fair value of this common stock purchase warrant, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the nine months ended September 30, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter. In the nine months ended September 30, 2006 Hansen Inc. loaned the Company a further $100,000. This amount is included in the Short-Term Loan total below. In return for this loan and the extension of the line of credit 1,500,000 warrants to Hansen Inc. were extended to a period of five years at a price of $0.05 per share. The fair value of this change in the warrants, amounting to $32,900 was charged to operations as a finance cost for the period.

Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. This line of credit was subsequently increased to $1,400,000 on June 16, 2006. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest is payable. As of September 30, 2006 this line was drawn approximately $1,450,939. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The term was for a period of 1 year from the date of the agreement. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to September 30, 2006. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share for a period of three years. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was renewed until October 31, 2005 and subsequently renewed until December 2006

Acquisition of Optimal Golf Solutions, Inc.

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

The trading period for the first stock payment expired on August 22, 2006. Based upon the receipts from the sale of the first stock payment during the trading period the Company had a liability to the Optimal Shareholders for the balance of the first stock payment of approximately $1.65 million at that date. The Company also has a liability to issue approximately 30,400,000 shares to the Optimal Shareholders to fund the second stock payment liability of approximately $1.65 million. The Company is currently in negotiations with the Optimal Shareholders regarding the settlement of the first stock payment and the issuance of the shares for the second stock payment.

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

The Company has paid $226,762 of this liability during the nine months ended September 30, 2006. As at September 30, 2006 the principal amount outstanding is $2,454,166 which is offset by unamortized debt discount of $360,000, giving a net balance of $2,094,166.

On November 13, 2006 the Company entered into a Securities Purchase Agreement with GWSE. Under the terms of this agreement the Term Loan will be cancelled by GWSE in exchange for 274,089 of the Company's Series B Preferred Shares and warrants to purchase 6,606,497 shares of the Company's common stock at a price of $0.122 per share. This agreement is more fully described in Note 8, Subsequent Events.

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

The aggregate principal amount of the Notes is $3,720,000 of which $720,000 represents deferred interest at 8% p.a. over a three year term. This deferred interest has been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. In addition there were debt discounts incurred on the issue of the Notes and Warrants and a Derivatibe Liability arising from the conversion features of the Notes and Warrants. See "Derivative Liabilities". The debt discount arising from the issuance of the Notes amounted to $3,000,000. Both the debt discount and deferred interest amounts have been recorded as an offset against the principal amount of the notes to be amortized over the term of the notes. For the period ended September 30, 2006 amortization of these offsets amounted to $1,675,449.

The Noteholders exercised their conversion privileges to convert a total of $467,863 of the principal amount in the period ended September 30, 2006 leaving a principal balance payable of $2,599,820. Unamortized debt discount and deferred interest amounted to $1,628,498 at September 30, 2006 giving a net balance of $971,322.

The issuance of the Notes and the Registration Statement, in particular the variable conversion rights and the potential for liquidated damages and a default premium if the Company has insufficient authorized and unissued shares to meet its obligations under the Notes, created derivative liabilities which the Company has valued at September 30, 2006 as approximately $6.69 million. Changes in the fair value of the derivative liability are recorded as an Other Income or Expense item in the Consolidated Statement of Operations. The change in the fair value of the derivative in the nine months ended September 30, 2006 resulted in income of $2,768,683. The derivative liabilities are more fully disclosed in the "Derivative Liabilities" note to the Financial Statements.

On November 8, 2006 the Company entered into an agreement with the Noteholders to pay $2.8 million and issue 3 million warrants to purchase shares of the Company's common stock at a price of $0.122 per share in full satisfaction of all amounts owing under the Notes. On November 15, 2006, the Company paid the $2.8 million and on November 16, 2006 the Company issued the warrants to the Noteholders. This agreement is more fully described in Note 8, Subsequent Events.

Off Balance Sheet Arrangements.

The Company had no Off Balance Sheet arrangements for the nine months ended September 30, 2006, or for the nine months ended September 30, 2005

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

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact, if any, that the adoption of FAS 157 will have on its financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 10, 2005 the Company initiated court proceedings in the Patents County Court in the UK against Prolink Solutions LLC ("Prolink"), Elumina Iberica S.A. and Elumina Iberica Limited for an injunction, delivery up and/or damages or an account of profits arising from the defendant's infringement of European Patent (UK) 0617794 B1, which is owned by the Company, together with a claim for the Company's costs and expenses in the action.

On October 26, 2006, the Company entered into a Settlement Agreement (the "Settlement Agreement") with ProLink, Elumina Iberica S.A. and Elumina Iberica Limited (collectively, the"Defendants"). ProLink, for and on behalf of the Defendants, agreed to pay the Company $1,200,000 (the "Settlement Payment") in settlement of the Company's claim that the Defendants infringed the Company's European Patent 0 617 794 B1. The Settlement Payment is to be paid by an initial payment of $202,500 and nineteen quarterly payments of $52,500 commencing February 1, 2007. In consideration of the Settlement Payment, the Company granted to ProLink a non-exclusive paid-up license in specified patents owned by the Company in Australia, Japan and certain countries in Europe (the "Licensor Patents") with respect to products for a golf course using GPS technology.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006 the Company issued a total of 43,364,759 shares of common stock, valued at a market value of $2,019,282. Of these, 2,975,595 shares were issued for services rendered valued at a market value of $186,330; 15,500,000 shares were issued in payment of convertible debt valued at $467,863; 16,918,159 shares were issued in other debt settlement valued at a market value of $1,109,351; 3,415,410 shares were issued in payment of interest of $255,738 and 4,555,595 shares were issued upon exercise of cashless stock options.

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

On July 11, 2006 the Company issued 188,306 shares of common stock valued at $9,604 in payment of interest on a short term loan.

On July 18, 2006 the Company issued 350,000 shares of common stock valued at $19,950 for services rendered.

On August 8, 2006 the Company issued 2,793,497 shares of common stock valued at $223,480 in payment of interest on loans.

On September 1, 2006 the Company issued 3,254,285 shares of common stock valued at $244,071 for services rendered and interest on loans.

On September 18, 2006 the Company issued 76,566 shares of common stock valued at $5,666 in payment of interest on loans.

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

        10.6 Entry into a Securities Purchase Agreement for the Issuance of $3,720,000 Convertible Notes (7)

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

        31.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

        32.2 Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*


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

                              GPS INDUSTRIES, INC.
                                  (Registrant)

      Date:  November 20, 2006             By:  /s/ ROBERT C. SILZER, SR.
                                           ---------------------------
                                           Robert C. Silzer, Sr.
                                           Chief Executive Officer
                                           (Duly Authorized Officer)




      Date:  November 20, 2006              By:  /s/ MICHAEL MARTIN
                                            ---------------------------
                                            Michael Martin
                                            Chief Accounting Officer
                                            (Duly Authorized Officer)