Form 10KSB
period 2006-12-31
GPS INDUSTRIES, INC.
filed 2007-04-17
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-KSB
                             ______________________

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______


                        Commission file number: 000-30104

                              GPS INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


                    Nevada                                      88-0350120
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                    Identification Number)

         5500 152nd Street, Suite 214
              Surrey, B.C. Canada                                 V3S 5J9
   (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (604) 576-7442

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:  None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Issuer's revenues for its fiscal year ended December 31, 2006:  $6,575,567

Aggregate market value of the common stock held by non-affiliates of the Issuer as of March 29, 2007 was approximately $25.5 million.

There were 376,533,966 shares of the Company's common stock outstanding on March 29, 2007.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]


                                TABLE OF CONTENTS


                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS...........................................................................1
ITEM 2.       DESCRIPTION OF PROPERTY..........................................................................12
ITEM 3.       LEGAL PROCEEDINGS................................................................................12
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................12

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................12
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................................14
ITEM 7.       FINANCIAL STATEMENTS.....................................................         F-1i..F-1 to F-22
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............19
ITEM 8A.      CONTROLS AND PROCEDURES..........................................................................19
ITEM 8B.      OTHER INFORMATION................................................................................19

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
              EXCHANGE ACT.....................................................................................19
ITEM 10.      EXECUTIVE COMPENSATION...........................................................................21
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...24
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................26
ITEM 13.      EXHIBITS.........................................................................................27
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................29

                              Introductory Comment

         Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "our company," "Company" and "GPSI" refer to GPS Industries, Inc., a Nevada corporation formerly known as Inforetech Wireless Technology, Inc. and Diversified Marketing Services, Inc., and, unless the context indicates otherwise, also include our subsidiaries.

                             "SAFE HARBOR" STATEMENT

         From time to time, we make oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including the forward-looking statements made in this Annual Report, as well as those made in our other filings with the SEC.

         All statements in this Annual Report, including under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis or Plan of Operation," other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "could" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

         All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in this Annual Report under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis or Plan of Operation," all of which you should review carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         GPS Industries, Inc. develops and markets global positioning satellite ("GPS") and Wi-Fi wireless multimedia solutions to golf facilities worldwide. Our Inforemer(TM) product line combines a backend management information system and revenue generating modules with mobile color handheld and cart-mounted Differential GPS units, seamlessly connected via a wireless, high-speed Wi-Fi network.

         Our current target market is the golf industry with the goal to expand into other markets for GPS and Wi-Fi business solutions. However, we believe that GPSI's technology is well suited to recreational activities outside of golf and, subject to available working capital, we plan to expand our company's offering to other recreational industries in the future.

         Our Inforemer suite of products provides golf facility managers with a business solution, helping the facilities drive profit and become more competitive. Inforemer enables managers to run their businesses more efficiently with wireless Virtual Private Network (VPN), wireless security camera applications and data management and reporting capabilities. Facilities can generate more revenue with advertising, wireless internet access, tournament and point-of-purchase applications. The mobile handheld or cart-mounted GPS units help attract and retain customers by delivering a better golf experience on the course or at the learning center with precise distance measurements, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication to the clubhouse.

         On November 26, 2004, GPSI entered into a strategic technology and marketing partnership arrangement with back-office software developer, Jencess Software & Technologies, Inc. to integrate their back office and facility management software with GPSI's Inforemer product. Jencess' customer base consists of more than 900 golf facilities.

         We believe that GPSI currently is the only GPS golf solutions provider to utilize an integrated Wi-Fi wireless infrastructure. This wireless infrastructure provides golf facilities with benefits completely outside of golf. Facilities can attract more conferences and events with wireless internet access in meeting rooms and resorts and residential communities can extend wireless internet access to resort guest rooms and residences.

         On July 2, 2004, GPSI purchased the patents to Differential GPS in Australia, Japan and 11 European Nations from Pinranger (Australia) Pty Ltd. On November 19, 2004, we purchased the patents for GPS for golf in the United States and in Canada from Optimal Golf Solutions, Inc.

         GPSI has appointed distributors in key golf markets worldwide, including Canada, United States, Europe, Australia/New Zealand, Asia and South Africa, thus transferring some of its sales and marketing costs to these independent firms. North America continues to be a key focus area with coverage by both distributors and direct sales representatives. Currently, GPSI has installations in the United States, Canada, Australia, France, Spain, United Kingdom and South Africa.

         Our goal is to become the industry leader for wireless GPS golf technology, and to leverage our core technology into related markets, such as gated communities and large scale golf residential developments as well as other recreational industries. Within the golf market, we intend to grow our current position by (i) offering reliable, advanced Wi-Fi and GPS based business solutions; (ii) competitively pricing our wireless solutions by offering economic and tax friendly customized leasing solutions through specialized financial institutions; (iii) leveraging our strategic and technological relationships; (iv) selectively acquiring providers of GPS-based products and services to expand our installation base and product offering; and (v) building brand awareness.

         We were incorporated on December 12, 1995 as Diversified Marketing Services, Inc. In December 1999 we changed our name to Inforetech Wireless Technology, Inc. and in September 2003 we changed our name to GPS Industries, Inc. Our common stock was first publicly traded on the OTC Bulletin Board trading system in January 2000 and is currently trading on the OTC Bulletin Board under the symbol "GPSN."

Business

         GPS Industries, Inc. is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations and residential community developments.

         In the golf industry vertical, our Inforemer(TM) Management System features an integrated Wi-Fi communications network, cart-mounted LCD panels delivering an enriched on-course playing experience to golfers, plus a comprehensive suite of management software applications for club operators. Inforemer system sales range between $150,000 and $270,000, due primarily to varying numbers of units sold, geographic location and topographical anomalies. As of March 31, 2007, we had completed installation of approximately 80 Inforemer(TM) Management Systems on five continents.

         We recently launched a new media division, InforeMedia(TM), to capitalize on potentially lucrative, recurring revenues from the sale of advertising space on the cart-mounted LCD panels that are integral to the Inforemer(TM) Management System. Based on current and projected installations and utilization rates, we anticipate that by the end of 2007 the InforeMedia(TM) network will reach a targeted audience of approximately six million golfers. Golfers represent a highly sought-after demographic group that is prized by regional and national advertisers. As a consequence, we believe the potential advertising sales revenue will be substantial and could eventually exceed revenues generated by Inforemer system sales. In addition, unlike the one-time sales revenues derived from the sale and installation of Inforemer systems, revenues generated from the sale of advertising space on the Inforemer units are expected to be a recurring revenue stream. Since we only recently launched this new division, no revenues were generated from this division in 2006.

         We also have a division referred to as the Fire At The Flag(TM) division that is instituting a unique international hole-in-one program that culminates with an annual grand prize shoot out for $1 million cash. Fire At The Flag(TM) is a turnkey program that provides golf courses with a marketable promotion throughout the year. Golfers opt-in to the program with payment of a regionally determined entry fee and, on a selected par-3 hole, take a shot at a $10,000 cash prize. The Fire At The Flag(TM) shootout will be covered on the Golf Channel, thereby providing additional visibility to our company. During 2006, we market tested this program and intend to institute this program in 2007 in as many as 100 events.

         We also intend to target the residential development market through our recently established WiStream(TM) division. The goal of this division is to implement WiFi technology throughout an entire residential development, creating a community-wide wireless `hot-spot', which supports our array of WiFi amenities: wireless internet connectivity, location tracking devices, wireless security protection, VOIP phones, mobile point-of-sale systems, and a proprietary dash-mount real estate sales product.

Recent Events:  Series B Convertible Preferred Stock Financing

         On November 13, 2006, we entered into a Securities Purchase Agreement with Great White Shark Enterprises, Inc. ("GWSE") and Leisurecorp LLC, pursuant to which GPSI agreed, subject to certain closing conditions, to sell for an aggregate purchase price of $15,740,890 a total of 1,574,089 shares of newly authorized Series B Convertible Preferred Stock (the "Series B Shares") and warrants to purchase up to 59,885,186 shares of common stock. The warrants are exercisable for five years, from the closing under the Securities Purchase Agreement, at an initial exercise price of $0.122 per share. The purchase price of the Series B Shares was payable in cash and by the cancellation of loans previously made to GPSI by GWSE and Leisurecorp LLC. The closing of the sale of the Series B Shares and warrants occurred on December 29, 2006.

         Concurrently with the closing of the sale of the Series B Shares to GWSE and Leisurecorp LLC, Douglas Wood, one of GPSI's directors, converted $3,000,000 of cash loans he had previously made to the company for 300,000 Series B Shares and warrants to purchase 49,180,328 shares of common stock, and Robert C. Silzer, our Chief Executive Officer and a member of our Board of Directors, cancelled $750,000 of obligations owed to him by GPSI in exchange for 12,295,082 shares of our common stock and warrants to purchase 3,073,770 shares of common stock. The warrants issued to Mr. Wood and Mr. Silzer are identical to those issued to GWSE and Leisurecorp LLC (i.e., are exercisable for five years at an initial exercise price of $0.122 per share).

         The Series B Shares provide the holders thereof with significant rights, including the right to elect three of GPSI's five members of the Board of Directors and the right to approve various corporate and business actions of GPSI. At the closing, we also entered into a Registration Rights Agreement and a Shareholder Agreement with GWSE, Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas Wood.

         In connection with the sale of the Series B Shares, in November 2006 we repaid the remaining outstanding balance of the $3,720,000 Callable Secured Convertible Notes (the "Callable Notes") that we sold in September 2005 to four investors. The Callable Notes were convertible into shares of our common stock at the option of the holders at a variable conversion price based on the trading price of the common stock. The Callable Notes had a term of three years but could be repaid under certain circumstances for an amount based on 124% of the subscription amount. On November 8, 2006, the total outstanding balance of all of the Callable Notes, including accrued and unpaid interest, was $2,527,603. Pursuant to a negotiated redemption of the Callable Notes we entered into with the holders of the Callable Notes on November 8, 2006, on November 15, 2006 we redeemed all of the outstanding Callable Notes, including outstanding principal amount and accrued and unpaid interest thereon, by paying the holders of the Callable Notes $2,800,000 in cash and by issuing to the holders (pro rata in accordance with the amount paid to the applicable holder) five year warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.122 per share. The Callable Notes were secured by a lien on all of the assets of GPSI and by a pledge of 6,371,306 shares of our President's own shares of our common stock. As a result of the redemption of all of the Callable Notes, the foregoing liens were released on all collateral.

Products

         Our principal product is the Inforemer Golf Management System, a suite of products and software to enhance the playing experience of golfers and the operational efficiencies of course operators. The range of Inforemer products includes: a handheld Differential GPS display unit, a golf cart-mounted Differential GPS display unit, management software (Tournaments, advertising, CRM). Management believes the Inforemer system is unique in that it also incorporates a Wi-Fi communications network, which effectively turns the entire golf course into a wireless `hot spot'.

         Inforemer display units deliver a detailed graphic depiction of each hole on the golf course and provide precise distance measurements to flagsticks, hazards, bunkers and other landmarks. Golfers use this information to modify or refine their game strategy. The displays also assist in maintaining scores and, during tournaments, allow players to view a leaderboard. Inforemer's wi-fi network delivers real-time sports updates to the display units anywhere on the course. The media content is provided to the golfers through our partnership with CBS Sportsline and agreements with other leading news and media outlets.

         The Inforemer system enables the course operator to communicate with the golfers on the course and also manage the back office operations of the facility. The combination of Inforemer displays, GPS technology, wi-fi infrastructure and management software allows the golf course staff to monitor, control and enhance many important operational components. Staff can track the location of golfers anywhere on the course, in real-time, to manage the flow of play, and send messages, including advisories and storm warnings, to both golfers and staff to ensure their safety. Golfers can also send messages to course management to summon assistance in case of emergency. This two-way communication also allows golfers to order food and beverages or pro shop merchandise remotely and even have the items delivered as they play; again enhancing the golf experience and enhancing the flow of existing revenue streams. Beyond that however the Inforemer system also integrates an advertising management function that allows the course operator to display ad messages on the display units, thereby creating a new source of revenue. In many cases the ad revenue generated for the course largely, or completely, offsets the investment in the Inforemer system.

         Inforemer's Multiple Course Manager is a suite of software applications for companies managing a portfolio of golf facilities and includes centralized administration/monitoring of multiple Inforemer systems, and real-time access to all data from every course in the portfolio. This component also includes a centralized advertising management function that controls the distribution of advertising content for the entire portfolio of properties, the integration of customer loyalty programs and even simultaneous tournament play at multiple locations with scores on a single `live' Leaderboard.

         These tools are continually refined, upgraded and enhanced by our in-house team of software engineers. For ongoing maintenance and system upgrades Inforemer customers are billed a monthly service and support fee once the initial equipment warranty period has expired.

         Inforemer hardware components are assembled by our manufacturing staff and repairs are also performed by this same department at our facilities in Vancouver, Canada.

         The Inforemer system is either sold in a cash sale to a customer or leased under a five-year lease. The sales price of an Inforemer system ranges between $150,000 and $270,000 depending on the number of units sold, geographic location of the course and its topographical anomalies. In the case of a cash sale we are usually paid an initial down payment on order, a further partial payment on delivery of equipment and the final portion of the sales price on completion of the installation. In the case of a lease sale, we are usually paid in full for the Inforemer system by the leasing company on completion of the installation. Such leases are on a non-recourse basis to us. We have recently initiated new programs where we will participate with our customers in generating ongoing recurring revenues from sources such as advertising and our "Fire At The Flag" program. Such programs are in addition to our usual service and support revenue from out of warranty installations.

The Market

Inforemer(TM)

         The market for the Inforemer-HD(TM) System is most broadly defined as golf facilities worldwide: approximately 33,000 golf courses (with a 2% annual growth rate). Approximately 20,000 of these golf courses are currently located in North America (16,700 in the United States and 3,200 in Canada). Almost 50% (5,900) of the remaining golf courses are located in Europe, with 3,100 concentrated in Great Britain and Ireland. Other territories containing more than 250 courses include Japan, Australia and South Africa. The fastest growing golf territories, reporting double-digit growth, include China, Spain, Mexico and the rest of Latin America.

         The most readily penetrable, primary market for the Wi-Fi powered `full management' Inforemer(TM) system includes resort courses, high-end daily fee facilities, and residential golf communities. These facilities constitute approximately 37% of the total golf course market and include large-scale golf-centric resorts and developments. A secondary market includes the mid-range facilities, lower-end daily-fee facilities and municipal courses that represent approximately 40% of the global market.

         Because our Inforemer system is marketed to both our primary and secondary target markets, our market effectively includes 75% of all golf courses worldwide. The balance, approximately 25%, consists of smaller executive facilities, par 3 courses and pitch-and-putt facilities for which current product offerings are not appropriate.

         Current market penetration of GPS Management systems is less than 5% of the global market, with adoption increasing steadily. Based on the technological capabilities of our Inforemer(TM) system compared to those of other competing systems, our growing market reputation, our improved financial condition, and on recent sales and sales order inquiries, we believe that we will be able to achieve substantial growth in our target market and penetrate a significant portion of our world-wide target market.

InforeMedia(TM)

         The appetite among national and regional advertisers for narrowly targeted media (`narrowcasting) is growing rapidly. Advertisers have been increasingly driven to reach more precisely, or narrowly, defined audiences in an effort to deliver more accurately targeted ad messages, thus generating more consistent campaign results and a more efficient use of their media budgets. By virtue of its Wi-Fi infrastructure and vivid LCD panels, our current and projected base of installed Inforemer(TM) systems represents a new, state-of-the-art narrowcast advertising opportunity, reaching an audience of up to six million golfers by the end of 2007 and possibly more than ten million by the end of 2008. This audience represents a highly sought after demographic. InforeMedia has been developed to fully exploit the revenue opportunity of this unique narrowcast network. As the number of Inforemer(TM) system installs grows, so too does the reach of our InforeMedia network, which in turn will grow the value of our audience to large advertisers.

Fire At The Flag(TM)

         After a full year of successful market testing for this unique hole-in-one program, GPSI is rolling out Fire At The Flag around the world in 2007. As the program can be integrated at virtually any type or size of golf facility, the market for this division is essentially 100% of all golf courses worldwide.

WiStream

         We recently launched the WiStream(TM) division as a natural extension of the expertise we have gained through implementation of Wi-Fi technology in the Inforemer division. WiStream applies that experience to deliver wireless networks and complementary wireless products/services to residential communities independent of a golf component. The present menu of supported WiStream options include: wireless internet connectivity, location tracking devices, wireless security protection, VOIP phones, mobile point-of-sale systems, and a proprietary dash-mount real estate sales product. The potential market for this division consists of the residential community market. We have identified a number of specific communities in which we will be introducing our new WiStream system during 2007 that will generate our first revenues for the WiStream division.

Patents and Trademarks

         On July 2, 2004, we purchased the patents to Differential GPS in Australia, Japan and eleven European Nations from Pinranger (Australia) Pty Ltd. On November 19, 2004, we purchased the patents to GPS for golf in the United States and in Canada from Optimal Golf Solutions, Inc. In addition to providing us with broad patent protection for a number of our products in the GPS market, these patents also generate recurring revenue through licensing fees paid to us by competitors in the golf industry. Our patents have been licensed to six companies, and we currently generate revenue from two of them (UpLink Corporation and ProLink/ParView, LLC) for approximately $584,000 per annum. We intend to license these patents on a non-exclusive basis to other GPS-based golf system providers and believe we are in a strong position to enforce these patents against infringers. In November 2006 we entered into a US$1.2 million dollar settlement in a patent-infringement lawsuit we initiated in London County Court, UK. In 2006, we received a $212,500 as part of this settlement as the first license payment; we are scheduled to receive additional license payments under that settlement/license agreement of $210,000 per year, paid quarterly, until 2011, with the last payment due in August 2011.

         We funded the purchase of the foregoing patents through loans that we obtained from Great White Shark Enterprises, Inc. As compensation for the loans that enabled the acquisition of these patents, Great White Shark Enterprises now receives 20% of all patent license payments we receive through December 31, 2008, at which time their share of these fees will be increased to 40% for the remaining life of the patents.

         In addition to those referenced above, we have filed for and/or obtained certain other patents, including the following:

1. Hand Held communicator patents issued in the U.S. on February 1, 2000, in Canada on September 29, 2000; and in the United Kingdom on November 30, 1999.
2. Charging base for Electronic Apparatus patent issued in the US on February 1, 2000. 3. Golf course communication system and method patent was applied for in the US on January 29, 2004 and is awaiting office action by the USPTO. We also filed a PCT application in the European Community on January 20, 2005 and it is awaiting a serial number and filing receipt.
4. Endurable Sports PDA with communications capabilities and accessories. This patent was applied for in the US on January 22, 2003 and is pending, awaiting office action of the USPTO.
5. Portable GPS Unit patent was applied for in the US on April 1, 2004 and is pending, awaiting office action. 6. Cart mounted GPS Unit patent was applied for in the US on April 1, 2004 and is pending, awaiting office action. 7. Mounting bracket patent was applied for in the US on April 1, 2004 and is pending, awaiting office action. 8. Method for conducting a multi-golf course performance contest patent was applied for in the US on May 4, 2004 and is pending, awaiting office action.

         We have also registered our trademarks as follows:

1. Inforemer 2000 Handset Software trademark in the US. 2. Inforetech Clubhouse Computer Software in the US. 3. Inforemer in the European Community. 4. Inforemer in the US.
5. Inforetech in Canada. 6. Inforetech in the European Community. 7. Inforetech in the US.


Competition

Inforemer

         Competition in the GPS golf market can be segmented into two main categories; low-priced consumer products and high-value GPS-based management business solutions.

         While there are an increasing number of GPS golf products on the market, many of these are consumer oriented, utilizing devices such as laser finders, binoculars or personal digital assistants (PDA's). These commodity products are basic in functionality, and do not provide the same level of accuracy or reliability as our products and business solutions.

         Our direct competition in the GPS golf management market consists of:
UpLink Corporation, based in Austin, Texas; and the merged ProLink/Parview, LLC of Tempe, Arizona, now named Prolink Holdings Corp. Both companies have developed GPS-based golf management solutions which provide courses with various applications for improving operations, increasing revenue and as a tool for golfers to utilize while playing. Uplink has approximately 160 installations and ProLink has approximately 500 installations. Both companies are focused primarily in the North American market, though ProLink has recently expanded sales efforts to Europe. Both have also taken a non-exclusive license from GPSI and make license payments to us for use of the `Optimal' GPS patents in the United States. In November 2006, we obtained a US$1.2 million dollar settlement in a patent-infringement lawsuit we brought against Prolink in London County Court, UK, under the `PinRanger' patents. Accordingly, Prolink now licenses our technology.

InforeMedia(TM)

         We believe that our only competition in the on-course narrowcast market consists of products offered by UpLink Corporation and ProLink Holdings Corp. These competing systems possess the ability to distribute and sell advertising through their network of installed courses. UpLink however has not endeavored to sell the available ad space on a national or regional basis, opting instead to pursue local ad sales exclusively with all revenue accrued solely to the host-course. ProLink on the other hand has, with some success, endeavored to generate advertising contracts on something akin to a network-wide basis. Nevertheless, we do not believe that either of these products meaningfully hampers our ability to compete for advertising contracts in the general sense as the size of the potential market is both vast and heretofore untapped. The only implication of ProLink's activities in this sector is the relative cost-per-thousand or cost-per-golfer fee they communicate to the market.

WiStream

         Numerous entities already provide, or have announced their intention to provide Wi-Fi wireless services to individual residences, governmental jurisdictions (cities and municipalities), or individual business entities (eg. Starbucks). These other businesses or governmental jurisdictions all have substantially greater financial and other resources than we do. However, to our knowledge, our WiStream division is the only participant in this market that at this time uniquely targets defined residential communities.


Acquisition of Optimal Golf Solutions, Inc.

         On November 19, 2004 we acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation owned by Darryl Cornish and Charles Huston ("Optimal Shareholders"), for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable as follows:
$100,000 on signing a Letter Of Intent on November 8, 2004, $1,000,000 on closing, a first stock payment of 9,000,000 restricted common shares of GPSI valued at $2,250,000 using a minimum price of $.25 per share and a final stock payment of $1,900,000 representing 7,600,000 common shares of GPSI using a minimum price of $.25 per share. These shares can be sold after the effectiveness of a registration statement and in accordance with a Leakage Agreement. The final purchase price may vary, however, depending on the price that the Optimal Shareholders receive for the shares they sell. The obligation to pay the deferred purchase price was secured by a first security interest in the Optimal patents as described below.

         The first stock payment of 9,000,000 shares was to be sold (in accordance with the Leakage Agreement) over 180 trading days. If the Optimal Shareholders sold their shares and received less than the target price of $.25 per share, then we were required to issue additional shares to make up the difference (or cash under certain conditions).

         The second stock payment was to be issued at a 15% discount to market price at the time of issuance and sold into the market by the Optimal Shareholders over a further 180 trading days. On May 28, 2005 we entered into a First Amendment to Stock Purchase Agreement whereby we were granted up to six months of additional time to have a Registration Statement declared effective. As consideration for this extension, we agreed to pay $100,000 per month until the Registration Statement was declared effective, which would be applied to the balance owing which was to be settled with the second stock payment. We paid a total of $600,000 to the Optimal Shareholders under this amendment.

         Pursuant to the First Amendment, we agreed to use our best efforts to file and cause to have effective a Registration Statement covering the resale of the shares issued. Because we did not have the Registration Statement filed by September 30, 2005 as required, we agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.065 on December 31, 2005. We filed the Registration Statement covering these shares on October 20, 2005 and it was declared effective by the SEC on December 7, 2005.

         The trading period for the first stock payment expired on August 22, 2006. Based upon the receipts from the sale of the first stock payment during the trading period, we had a liability to the Optimal Shareholders for the balance of the first stock payment of approximately $1.65 million at that date. We also had a liability to issue approximately 30,400,000 shares to the Optimal Shareholders to fund the second stock payment liability of approximately $1.65 million. Subsequent to August 22, 2006 we paid the Optimal Shareholders $300,000 of the liability under the first stock payment and they in turn agreed to sell the remaining balance of the unsold shares they still held from the first stock payment and to apply the proceeds against the liability for the balance due. On December 8, 2006, we entered into a second amendment to our agreement with the Optimal Shareholders to confirm our agreement regarding the payment we are required to make. Pursuant to the second amendment, among other things, we agreed that we still owed the Optimal Shareholders $806,852 and a second stock payment of 30,392,002 shares. In January 2007, we paid the Optimal Shareholders the $806,852 cash payment and issued to them the 30,392,082 shares to fully satisfy the liability for the second stock payment. In the December 8, 2006 amendment, we also agreed that if before June 15, 2007 our common stock is listed on the American Stock Exchange or the NASDAQ Stock Market, we would pay the Optimal Shareholders $400,000 or, at our option, issue to the Optimal Shareholders three-year warrants to purchase 4,000,000 shares of common stock at an exercise price per share of $0.12 (subject to customary adjustments for stock splits, recapitalizations, reorganizations, etc.).

         Optimal was primarily engaged in the business of holding patents relating to GPS technology for the golf industry. Optimal held an important U.S. patent, no. 5,364,093, which was issued on November 15, 1994 for a Golf Distance Measuring System and Method. They also owned U.S. Patent No. 5,751,244 which was for the Method and Apparatus for Calibration of a GPS Receiver. Optimal had also made a Canadian patent application, no 2,134,737, entitled Method and Apparatus for Message Display on a Golf Course. The 093 Patent has been licensed to six companies, of which two currently pay us annual licensing fees. All license payments that we receive were required to be forwarded to Great White Shark Enterprises until their loan in the amount of $3,000,000, plus interest owing of 10% per annum, was fully repaid (see "Loan From Great White Shark Enterprises, Inc."). This loan was converted to Series B Convertible Preferred Shares on December 29, 2006. Great White Shark is entitled to 20% of all patent license payments we receive through December 31, 2008, at which time their share of these fees will be increased to 40% for the remaining life of the patents. We expect to license the 093 Patent on a non-exclusive basis to other GPS based golf system providers.

                                  RISK FACTORS

         You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company. The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities. If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

         We have a history of losses, and our auditors have issued a going concern opinion.

         We have incurred operating losses since our inception and no assurance can be given that we will ever become profitable. Our auditors have included a going concern opinion on our financial statements because we have not generated sufficient cash flows to meet our obligations and sustain our operations. Our operating losses are attributable to the developing nature of our business and have resulted primarily from:

o        significant costs associated with the development of our products;

o        marketing and distribution of our products; and

o        limited sales history of our recently developed products.

         Although we currently believe that our operations will significantly improve by the end of the fiscal year ended December 31, 2007 and that we will have sufficient capital to operate for the next twelve months, no assurance can be given that the financing that we anticipate will actually be obtained or that our operations will improve as anticipated. Our belief that our operations will significantly improve is based on a number of factors, including our ability to obtain both additional equity and debt funding to finance our anticipated increased operating expenses and higher inventory purchase requirements, on our ability to reach our internally projected level of product sales, and the overall development of our business in accordance with our internal plans. If any of the projected events do not occur as we currently anticipate, our operations will continue to operate at a loss and with a negative cash flow. If we are unable to continue as a going concern, you could lose your entire investment in us.

         We need additional financial support in order to continue to operate and grow, and cannot be certain that additional funds will be available when needed on satisfactory terms, if at all. Without additional funds we have to reduce our planned operations and restructure our existing operations, all of which will negatively affect our business and future prospects.

         Our internal business plan assumes that we will obtain financial assistance from our principal stockholders or that we will obtain alternative financing. While we have been in discussions with our principal stockholders regarding obtaining addition equity or debt financing (Leisurecorp LLC and Great White Shark Enterprises have the right to purchase additional shares of our Series A Shares until the end of April 2007), neither of these stockholders has any obligation to provide us with any additional funding, and neither has agreed to do so. We will need funding in order to support our operations during this year. If we cannot obtain the amount of additional financing that we have projected that we will need to support our operations or to fully implement our business plan, our future operations will be severely hindered, and our ability to sustain our operations and growth will be jeapordized.

         We depend on GPS technology owned and controlled by others. If we do not have continued access to GPS technology and satellites, we will be unable to deliver our services and our revenues will decrease.

         Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer.

         In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. If the foregoing factors affect GPS, such as by affecting the availability and pricing of GPS technology, our business will suffer.

         Our GPS technology depends on the use of radio frequency spectrum controlled by others.

         Our GPS technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union or ITU. The Federal Communications Commission or FCC is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

         On May 11, 2000, the FCC issued a Notice of Proposed Rulemaking that proposes rules for the operation of Ultra-Wideband or UWB radio devices on an unlicensed basis in the frequency bands allocated to GPS. If the FCC issues final rules authorizing such operation, UWB devices might cause interference with the reception of GPS signals. Such interference could reduce demand for GPS products in the future. Any resulting change in market demand for GPS products could have an adverse effect on our financial results.

         Speculative Nature of Business.

         The profits of an enterprise involved in the golf industry are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable critic reviews and appeal to the public.

         In order for our products to be successful, we need to establish market recognition quickly, following the introduction of our products

         We believe it is imperative to our success that we obtain significant market share for our products quickly, before other competitors establish a significant market share. We believe that, if a market for products like ours develops, an early entrant that gains significant market share will dominate the market, significantly reducing opportunities for competitors. We have limited experience conducting marketing campaigns, and we may fail to generate significant interest. We cannot be certain that we will be able to expand our brand and capitalize on the commercial acceptance of our products.

         Government regulations and standards may harm our business and could increase our costs or reduce our opportunities to earn revenues.

         In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies, including the FCC and Department of Defense. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of wireless communications and GPS technology. Additionally, it is uncertain how existing laws governing issues such as taxation, intellectual property, libel, user privacy and property ownership, will be applied to our services. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business.

         We depend on intellectual property rights and development of new products and the inability to obtain patents or develop new products may have an adverse effect on our ability to be profitable.

         Our success is partly dependent upon our intellectual property rights. Effective protection may not be available for these rights. There can be no assurance that a patent will provide adequate protection for the underlying technology. While we have patents covering our technology, there is no assurance that such patents will be able to prevent other companies from developing substantially similar products. In addition, litigation may be necessary in the future to enforce the intellectual property rights. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could negatively affect our business.

         Our future success is dependent upon our ability to retain key management.

         Our success is dependent upon the continued services of Robert C. Silzer, Sr., our chief Executive Officer and Chairman of the Board of Directors and upon the skills, experience and efforts of our key marketing and other management personnel. The loss of the continued services of any of these individuals could have a negative effect on our business.

         Conflicts of Interest.

         We have engaged in transactions with our management in the past, and we can be expected to engage in such transactions in the future. In each case, the transactions are approved by our Board of Directors and are considered to be fair to and in the best interests of the company.

         Competition.

         We face competition in all aspects of our business. We compete for customers with other electronics and recreation companies, many of which have substantially greater assets and resources. Our primary competitors are companies such as Prolink/Parview LLC and UpLink Corp. Our ability to compete successfully in the future will depend on several factors, including:

o the cost effectiveness, quality, price, service and market acceptance of our products;

o response to the entry of new competitors or the introduction of new products by competitors;

o    ability to keep pace with changing technology and customer requirements;

o    timely development or acquisition of new or enhanced products; and

o    timing of new product introductions by GPSI or our competitors.

         Acquisitions of companies may disrupt our business and distract management due to difficulties in assimilating personnel and operations.

         Provided that we have sufficient financing, we may consider purchasing other businesses that could complement or supplement our current product offerings. If we acquire any other company, we could face difficulties in assimilating that company's personnel and operations. Acquisitions also involve the need for integration into existing administration, services marketing, and support efforts. These acquisitions and investments could disrupt our ongoing business, distract management and employees and increase our expenses. In addition, key personnel of the acquired company may decide not to work for us.

         We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

         The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2007.

         We have not yet developed a complete Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not assure you that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

RISKS RELATED TO OUR COMMON STOCK

         Our common stock is traded on the OTC Bulletin Board, and a shareholder may be unable to sell at or near ask prices or at all if the shareholder needs to sell his shares to raise money or otherwise desire to liquidate his shares.

         Our Common Stock is currently listed for trading on the OTC Bulletin Board. Shares listed for trading on the OTC Bulletin Board often are thinly traded, meaning the number of persons interested in purchasing the shares at or near ask prices at any given time may be relatively small or non-existent. This situation may apply to our shares and is attributable to a number of factors, including the fact that we are a small public company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. In addition, even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company of our size and expanding into a relatively new line of business as we are in, or purchase or recommend the purchase of our shares until such time as we became more seasoned and proven. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

         The holders of our outstanding Series B Shares have the right to approve or disapprove certain corporate action, which could materially affect the holders of our common stock. Currently, the rights of the Series B Shares are controlled by Leisurecorp LLC.

         In December 2006 we issued the Series B Shares to three investors. Under the terms of the Series B Shares, we may not, without first obtaining the prior approval of the holders of a majority of the then outstanding Series B Shares, voting separately as a class, take any of the following actions: (i) amend our Articles of Incorporation or Bylaws if such action would adversely affect the rights, preferences, privileges, or restrictions of the Series B Shares; (ii) authorize or issue any class or series of our capital stock or any rights, options, warrants or other securities that are convertible into or exchangeable for any of our capital stock, having any right, preference or privilege superior to or on parity with the Series B Shares in any respect whether by reclassification or otherwise; (iii) pay any dividends or distributions on any shares of our capital stock; (iv) amend any of the provisions of the Certificate of Designation of the Series B Shares; (v) redeem or declare a dividend with respect to any security; (vi) increase or decrease the authorized number of shares of Series B Shares; (vii) effect a merger, consolidation, or business combination or other acquisition involving GPSI (other than solely for the purposes of reincorporation); or (viii) increase or decrease the authorized number of directors on our Board of Directors. The foregoing voting provisions shall remain in effect so long as one holder of our Series B Shares, Leisurecorp LLC, is the owner of record of 25% or more of the number of Series B Shares that it purchased on December 2006 or that it subsequently may still purchase under the additional purchase right that we have extended to Leisurecorp. As a result of its investment in the Series B Shares and the voting agreements contained in a shareholders agreement Leisurecorp has entered into with the other holders of the Series B Shares, Leisurecorp LLC owns or controls the vote of approximately 84% of the currently issued and outstanding Series B Shares.

         The holders of the Series B Shares have the ability to elect a majority of our Board of Directors, and we are prohibited from taking certain corporate actions without the approval of the directors elected by Series B Share holders.

         The holders of a majority of the outstanding Series B Shares have the right, voting as a separate class, to elect three of our five members of our board of directors, of which two shall be designated by the holders of a majority of the outstanding Series B Shares as the "Reviewing Preferred Directors." Our Board of Directors may not take certain actions, and none of such actions shall be valid and constitute an action of the Board of Directors unless such action is approved by a majority of the Board of Directors, which majority shall include at least one of the Reviewing Preferred Directors. The actions that must be approved by at least one Reviewing Preferred Director are as follows: (i) reorganize GPSI or voluntarily liquidate, dissolve or wind up GPSI, (ii) incur any new indebtedness or refinance any existing indebtedness for borrowed money other than trade payables and accrued expenses incurred in the ordinary course of business and indebtedness not to exceed at any time $500,000 in the aggregate, (iii) approve, adopt or amend our annual budget, (iv) incur any capital or operating expenditures (other than purchases of inventory purchased solely for, and specifically to fill signed purchase orders) in excess of $50,000 in one or a series of related expenditures, or in excess of $250,000 in the aggregate unless included in our annual budget approved by the Board of Directors (including one of the Reviewing Preferred Directors), (v) hire or fire our Chief Executive Officer, the Chief Financial Officer, or any of our other officer or employee who, at the time, earns or is expected to earn a salary (excluding bonuses) of $100,000 or more per year, (vi) acquire any assets or equity securities of any other business or entity, or sell any of our assets (other than in the ordinary course of business), in each case if the transaction value of such acquisition or disposition is greater than $2,000,000, (vii) issue options or securities except under our stock compensation, bonus or other compensation plan, (viii) amend our stock compensation, bonus or other compensation plan, or (ix) enter into a transaction with a stockholder or an affiliate of ours or of a stockholder of ours. The foregoing restrictions will remain in effect until the earlier of (a) the date on which Leisurecorp is the owner of record of less than 25% of the number of Series B Shares that it purchased on December 29, 2006 pursuant to the Securities Purchase Agreement, or
(b) we meet or exceed the approved annual budget for two consecutive fiscal years. Under a shareholder agreement entered into by, among others, the holders of approximately 84% of our currently outstanding Series B Shares, Leisurecorp LLC has the right to designate both Reviewing Preferred Directors.

         Our Board of Directors has the right to issue additional series of preferred stock, the terms of which could adversely affect the value of our common stock.

         Under our articles of incorporation, our board of directors has the power, without further action by the holders of our common stock, to designate the relative rights and preferences of the preferred stock, and to issue the preferred stock in one or more series as designated by our board of directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of our common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of our company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of our common stock.

         If securities or industry analysts do not publish research reports about our business, our stock price and trading volume could decline.

         Small, relatively unknown public companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish. However, to our knowledge, no analysts cover our company. The lack of published reports by independent securities analysts could limit the interest in our stock and negatively affect our stock price. We do not have any control over research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our stock, our stock price would likely decline. If any analyst initiates and then ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets or never achieve such visibility, which in turn could cause our stock price or trading volume to stagnate or decline.

         You may have difficulty selling our shares because they are deemed "penny stocks."

         Since our Common Stock is not listed on the Nasdaq Stock Market or any national securities exchange, if the trading price of our Common Stock is below $5.00 per share, trading in our Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

         The market price of our Common Stock may be adversely affected by market volatility.

         The market price of our Common Stock is likely to be volatile and could fluctuate widely in response to many factors, including:

o announcements of the results of our operations or the operations of our competitors,

o    developments with respect to intellectual property rights,

o    announcements of technological innovations by us or our competitors,

o announcements of new services, products or new contracts by us or our competitors,

o actual or anticipated variations in our operating results due to the level of development expenses and other factors,

o changes in financial estimates by securities analysts, if any, and whether our earnings meet or exceed such estimates,

o    new accounting standards,

o    general economic, political and market conditions and other factors, and

o the occurrence of any of the risks described in this registration statement.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located in Surrey, a suburb of Vancouver, British Columbia, Canada in a 6,158 square foot facility. The lease expires on January 31, 2008. In March 2004 we leased an additional 2,520 square foot facility in an adjacent building as part of the plan to bring final assembly of the Company's product in-house. The additional lease expires January 31, 2007 with a one year renewal option.

ITEM 3.  LEGAL PROCEEDINGS

         On February 5, 2007 David Stratton filed a lawsuit against us in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. The employment agreement had a three-year term, renewable each year. Under the employment, Mr. Stratton was entitled to an annual base salary of CDN $150,000, options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.05 per share, a signing bonus of 300,000 shares of our common stock, certain bonuses (including bonuses based on gross sales), and sales commissions. On November 8, 2006, Mr. Stratton's employment was terminated. Mr. Stratton has set forth his claims in the Statement of Claims, which claims principally consist of the following: (i) a judgment equal to the amount of his base salary that he would have earned,
(ii) the signing bonus stock options referred to in the employment agreement,
(iii) the 300,000 signing bonus shares, (iv) special damages and punitive damages, and (v) legal fees. We have filed a statement of defense denying the claims and we intend to vigorously defend this lawsuit.

         We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On Thursday, December 28, 2006 we held a Special Meeting of Shareholders to amend our Articles of Incorporation to increase the number of shares of capital stock authorized from 550,000,000 shares (500,000,000 shares of common stock and 50,000,000 shares of preferred stock) to 1,650,000,000 shares (1,600,000,000 shares of common stock and 50,000,000 shares of preferred stock). A total of 174,734,088 shares were represented at the special meeting (in person or by proxy). At the meeting, a total of 167,567,325 votes were cast in favor for the amendment of the Articles of Incorporation, 7,073,013 votes were cast against the amendment, 93,750 shares abstained, and no shares were not voted because of the broker non-vote rules.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock is listed for trading on the OTC Bulletin Board over-the-counter market under the symbol "GPSN." The following table sets forth the high and low closing prices per share of our common stock. The prices represent prices between dealers, exclusive of retail markup, markdown or commission and do not necessarily represent actual transactions. There is no trading market for our outstanding preferred stock.


                 Year ended December 31, 2006                   High               Low
     First Quarter                                              $0.09             $0.04
     Second Quarter                                             $0.06             $0.04
     Third Quarter                                              $0.09             $0.04
     Fourth Quarter                                             $0.10             $0.06

                 Year ended December 31, 2005                   High               Low
     First Quarter                                              $0.15             $0.09
     Second Quarter                                             $0.16             $0.10
     Third Quarter                                              $0.15             $0.08
     Fourth Quarter                                             $0.13             $0.06


         As of December 31, 2006, there were 343,441,884 common shares outstanding and approximately 340 shareholders of record, not including holders who hold their stock in "street name".

Dividends

         We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our Board of Directors.

         Under the terms of the Series B Shares, we may not, without first obtaining the prior approval of the holders of a majority of the then outstanding Series B Shares, voting separately as a class, pay any dividends or distributions on any shares of our capital stock.

Repurchase of Securities

         We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2006.

Recent Sales of Unregistered Securities

         During the fourth quarter of 2006 we issued the following unregistered securities:

         Preferred Stock and Warrants: On December 29, 2006, for an aggregate purchase price of $15,740,890 we sold a total of 1,574,089 shares of newly authorized Series B Shares and warrants to purchase up to 59,885,186 shares of our common stock to Great White Shark Enterprises, Inc., Leisurecorp LLC, Robert
C. Silzer, Sr. and Douglas Wood.

         Common Stock:  We also issued the following shares of common stock:

o    2,523,810 shares valued at $188,536 for services rendered;

o    416,666 shares valued at $29,167 in payment of outstanding commissions;

o 24,627,349 shares valued at $1,674,920 in settlement of outstanding indebtedness;

o    611,127 shares valued at $45,834 in payment of interest;

o 5,893,038 shares upon the automatic conversion of all of outstanding shares Series A Convertible Preferred Shares; and

o 600,000 shares for $30,000 cash upon the exercise of an employee stock option.

         All of the foregoing shares were sold pursuant to an exemption available under Section 4(2) of the Securities Act of 1933 (the "Securities Act") because the issuance did not involve any public offering.

Equity Compensation Plan Information

         The following table summarizes as of December 31, 2006, the number of securities to be issued upon the exercise of outstanding derivative securities (options and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

  -------------------------------- ------------------------ ------------------------ ----------------------------
                                    Number of securities                                Number of securities
                                      to be issued upon        Weighted-average        remaining available for
                                         exercise of           exercise price of        future issuance under
                                    outstanding options,     outstanding options,     equity compensation plans
           Plan Category                 and rights               and rights           (excluding column (a))
  -------------------------------- ------------------------ ------------------------ ----------------------------
                                             (a) (b) (c)
  -------------------------------- ------------------------ ------------------------ ----------------------------
  Equity compensation plans
  approved by security holders            9,290,000                 $0.062                     110,000
  -------------------------------- ------------------------ ------------------------ ----------------------------
  Equity compensation plans not
  approved by security holders           15,000,000                 $0.074

  -------------------------------- ------------------------ ------------------------ ----------------------------
  Total                                  24,290,000                 $0.069                     110,000
  -------------------------------- ------------------------ ------------------------ ----------------------------

         The equity compensation plans approved by the security holders consist of our 2000 Stock Option Plan, as amended.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

         You should read the information in this Item 6 together with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under "Risk Factors " included in Item 1 and elsewhere in this Annual Report.

Recently Issued Accounting Pronouncements

         For recently issued accounting pronouncements that may affect us, see
Note 1 of Notes to Financial Statements.

Overview

         We are a golf course management technology company. We have developed both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology. At December 31, 2006 and December 31, 2005, substantially all of our assets and operations were located in Canada. However, we maintain sales offices in the USA, and have sales distributors in the USA, UK and Europe, Australia, South Africa and Asia.

         We utilize GPS, radio frequency and a sophisticated integrated network of wireless technology to information systems for the golf and recreational industries. Our portable product, the "Inforemer", is the first patented communications network that utilizes advanced internet protocols to provide a wireless information system to enhance recreational value, increase golf course profits and improve player safety. We generated revenue from the sales of our products for the first time in the year ended December 31, 2004. Our objective is to obtain a leadership position as an international supplier of GPS golf wireless products and become the leader in hand-held portable recreational devices ("PRDs") for applications worldwide.

         We recognize revenue from the sale of our products only when delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, we recognize revenue only after such obligations are fulfilled.

Twelve-months ended December 31, 2006 compared to December 31, 2005

         Revenue - Revenue during the past two years has been comprised of (i) sales generated from our Inforemer product,(ii) service contract fees we received in connection with the sale of the Inforemer, (iii) fees we received from certain of our distributors, and (iv) patent license fees received by us and Optimal Golf Solutions, Inc., one of our subsidiaries, for the right to use certain of our patented technologies. For the fiscal year ended December 31, 2006 ("fiscal 2006"), we recorded total revenue of $6,575,567, compared to $5,818,020 during in the twelve months ended December 31, 2005 ("fiscal 2005"). This 13% increase in revenue is primarily attributable to a 16% increase in the number of sales and installations of our Inforemer system. Revenues derived from Inforemer sales in fiscal 2006 exceeded Inforemer sales in fiscal 2005 by approximately $600,000. Fiscal 2004 was the first full year in which we offered the Inforemer system, and fiscal 2006 sales improvement over fiscal 2005 reflects our increased marketing and sales efforts and the growing reputation of our system. During fiscal 2006, we also realized $212,500 of revenue from the first license payment we received following the settlement of a patent infringement lawsuit we initiated against a competitor. We are scheduled to receive additional licence payments under that settlement/license agreement of $210,000 per year, paid quarterly, until 2011, the last payment due August 2011. During fiscal 2005, we received distributorship fees of $154,000 in connection with establishing an international distributor relationship; no such fees were received in fiscal 2006. Total patent licence revenue earned by Optimal Golf Solutions in fiscal 2006 was $584,326 compared to $536,538 in fiscal 2005. We currently anticipate that revenues will increase in the fiscal year ending December 31, 2007 as a result of our prior marketing efforts that are generating an increase in Inforemer orders and as our product line-up expands and improves.

         Cost of Goods Sold - Cost of goods sold represents the cost we pay for our Inforemer products. Cost of goods sold remained substantially the same in fiscal 2006 as in fiscal 2005. However, as a percentage of revenues, cost of goods sold decreased from 59% to 52% due to improved pricing we received from our manufacturer and due to improvements we made in our delivery and installation procedures. In addition, we currently anticipate that our cost of goods will continue to improve in the current fiscal year due to our anticipated increase in sales and our improved financial condition, which will allow us to obtain better terms from our vendors.

         Installation Costs - These costs represent our cost of delivering and installing our equipment at our customers' sites and costs of third party services we incur in the installation of systems that we sell to our customers. Since we install our system in various countries, we often need the assistance of local licensed trades to install those systems. These costs vary to a certain extent based on the location of our customers and the amount of installation services we employ from local service providers. In general, however, we believe that we are improving our installation procedures and, therefore, are lowering our third party installation costs. This improvement is reflected in the 6% decrease in installation costs in fiscal 2006.

         General and Administrative Expenses - General and administrative expenses decreased by $396,300 in fiscal 2006 compared to fiscal 2005 primarily due to a $1,353,159 reduction in non-cash compensation expenses attributable to the grant of stock options. During fiscal 2005, we recognized non-cash compensation expenses of $1,770,392 as a result of the grant of equity incentives to our executives, employees and consultants. During fiscal 2006, the amount of such non-cash equity compensation decreased to $417,233. Excluding the non-cash compensation, general and administrative expenses increased as a result of an increase in personnel, professional fees and consulting fees, which increase reflects an increase in our employees and sales and also the costs of the financing initiatives we undertook in 2006.

         Depreciation and Amortization - Depreciation and amortization increased by $24,768 or 8% in fiscal 2006 compared to fiscal 2005. The increase was the result of an increase in the equipment being depreciated. Our patents are being amortized over the remaining life of the patents.

         Selling and Marketing Expenses - Selling and marketing expenses were $2,924,234 in fiscal 2006 compared $2,137,404 in fiscal 2005. The increase was attributable to a general increase in sales activities, including increases in our attendance at trade shows and increases in advertising. In addition, in fiscal 2006 we incurred additional marketing costs in connection with a marketing promotion we undertook at the annual Greg Norman Shark Shoot-Out. Our sales commissions also increased in fiscal 2006 as sales increased over the prior year.

         Operations, Engineering, Research & Development Expenses - Operations, engineering, research and development expenses in fiscal increased by $1,229,562 (or 64%) over fiscal 2005. This increase was attributable to the engineering and continuing development cost of the Inforemer product. These costs comprised personnel costs, consultants, computer software development costs and service costs of the increased number of Inforemer systems installed. We are currently completing major improvements in the functionality of our Inforemer, including upgrading the computing power of our Inforemer units, the visual appearance of the units, the ability of the units to stream video and play sound, and the ability to remotely accept charge card payments.

         Loss from Operations - Despite a $821,460 increase in gross profits in fiscal 2006 to $2,287,133, our loss from operations increased by $823,400 in fiscal 2006 over the loss from operations in fiscal 2005. The increase in loss from operations in fiscal 2006 was due primarily to the $786,830 increase in sales and marketing and the $1,229,562 increase in Operations, Engineering and Research & Development. We currently anticipate that our revenues will increase in the fiscal year ended December 31, 2007 and that our engineering and research and development costs will, by the end of the year, decrease, thereby improving our results of operations.

         Finance Costs - Finance costs represent expenses recognized related to warrants we have issued. The value of the warrants is recorded as a discount on the debt financing raised or as a deferred financing cost and is amortized over the term of the respective debt or term of service. Financing costs also include fees paid to a provider of a Line of Credit to the company. Finance costs decreased to $464,847 in fiscal 2006 compared to $765,271 in fiscal 2005 as a result of a reduction in warrants issued in the year and the equity financing we secured during the year.

         Interest Expense - Interest expense increased by $2,042,916 to $4,324,801 in fiscal 2006, as compared to $2,281,885 in fiscal 2005, as a result of an increase of interest-bearing debt. In September 2005, we issued $3,720,000 of Callable Secured Convertible Notes (the "Callable Notes") that bore interest at a rate of 8% per annum. The Callable Notes created a derivative liability, which in turn created a debt discount of $3,720,000, or 100% against the Callable Notes. This debt discount was amortized over the term of the loan and also against any interim conversions of the Callable Notes. This amortization amounted to $1,675,449 in the year, which was included in interest expense. We repaid the Callable Notes in November 2006, including a penalty interest payment of $272,397. In addition, we have received financing from GWSE to enable us to purchase our patents and acquire inventory, have several outstanding bank operating lines of credit and short term financing loans, all of which bore interest. Of the foregoing interest expense, a total of $225,884 was paid in stock issuances rather than cash payments.

         Derivative Liabilities - Our derivative financial instruments consist of embedded derivatives related to the issuance of the Callable Notes. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. During the first three fiscal quarters of fiscal 2006 we recorded an aggregate of $2,768,683 of non-operating, non-cash charges. Because we repaid the Callable Notes in November 2006, we reversed the derivative charges, which resulted in a recorded non-operating, non-cash income of $7,831,868 for fiscal 2006. The valuation and basis for this expense is more fully discussed in the "Derivative Liabilities" note to the financial statements.

         Gain on Extinguishment of Debt - Gain on extinguishment of debt increased to $448,459 in fiscal 2006 from $418,365 in fiscal 2005. This gain represents a gain relating to the write-off of debt guarantees of discontinued operations, offset by certain losses arising from the issuance of stock in settlement of debt.

         Deemed Preferred Stock Dividend - At December 31, 2006 we recorded a Deemed Preferred Stock Dividend of $11.5 million. This deemed dividend does not represent an actual dividend paid on shares but arose from applying GAAP accounting rules to the issuance of the Series B Shares for the cash equity and debt conversion investment that occurred on December 29, 2006. Under GAAP a portion of the cash received and debt converted is assigned to the fair market valuation of the warrants issued with the Series B Shares. The remaining portion is compared to the fair market value of the shares acquired. Any difference arising from this comparison, together with the fair market value of the warrants, is treated as a deemed dividend issued on the Series B Shares. We did not issue any shares of preferred stock in fiscal 2005 that would have given rise to a deemed dividend in that fiscal year.

         Net Loss - Net loss was $16,950,891 for fiscal 2006, which was a slight decrease from the net loss of $17,191,037 in fiscal 2005. The non-cash accounting adjustments related to derivative liabilities and deemed preferred stock dividends increased the amount of net losses during fiscal 2005 and fiscal 2006 respectively. Nevertheless, excluding these expense non-cash accounting adjustments we still incurred net losses of $13,273,632 in fiscal 2006 and $10,730,671 in fiscal 2005. These net losses are the result of our large general and administrative expenses, large selling and marketing expenses, and large operations, engineering, research and development expenses, each of which individually exceeded our gross profits in fiscal 2005 and 2006. Until we increase our revenues and gross profits compared to the foregoing operating expenses, we will continue to incur significant net losses.

Liquidity And Capital Resources

         To date, we have incurred significant losses from operations. As of December 31, 2006, we had a working capital deficit of $ $7,337,819. Our operations have not generated sufficient funds from operations, and we currently still do not generate sufficient funds to internally fund our working capital needs. Accordingly, to date, our operating deficits have had to be supplemented by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures,
(iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, and (v) short-term loans made to us by our affiliates and by third parties. Our working capital needs during fiscal 2006 were partially funded from $3,720,000 of the Callable Notes that we issued in September 2005 (which Callable Notes were repaid in November 2006), and, as further described below, by a bank line of credit for $1,485,000 made available to us by HSBC Bank Canada, approximately $3,029,000 of unsecured short-time loans extended to us by Douglas Wood, one of our directors, and by approximately $1,143,000 of purchase money loans made to us by Great White Shark Enterprises, Inc. The line of credit that Mr. Wood extended to us expired in February 2007 and is no longer available.

         Our liquidity and capital resources were substantially improved on December 29, 2006 by the sale of $15,740,890 of newly authorized Series B Shares and warrants to GWSE and Leisurecorp LLC and by the concurrent sale of the Series B Shares to Douglas Wood, one of our directors, in exchange for, and as payment for $3,000,000 of cash loans he had previously made to us. The $3,000,000 of loans were repaid through the issuance of 300,000 Series B Shares and warrants to purchase 49,180,328 shares of common stock to Mr. Wood. Also, on December 29, 2006 Robert C. Silzer, our Chief Executive Officer, cancelled $750,000 of obligations we owed to him in exchange for 12,295,082 shares of our common stock and warrants to purchase 3,073,770 shares of common stock. In connection with the foregoing purchase of Series B Shares by GWSE and Leisurecorp, we agreed to give GWSE and Leisurecorp each an assignable right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in our shares of Series B Shares and warrants for cash on the same terms as the securities sold to them on December 29, 2006. GWSE has the right to increase its aggregate investment in the Series B Shares and warrants by $3,000,000, and Leisurecorp has the right to increase its aggregate investment in the Series B Shares and warrants by $10,000,000. We are currently in discussions with these parties regarding the exercise by GWSE and Leisurecorp of this additional investment right. However, neither GWSE nor Leisurecorp has agreed to purchase some or all of the additional Series B Shares that they have a right to purchase, and no assurance can be given that they will do so. In the event that GWSE and Leisurecorp do exercise their full additional investment right, combined with our projected level of revenues and the availability of certain of our existing lines of credit, we project that we will have sufficient working capital to fund our projected operations for 2007. In the event that GWSE and/or Leisurecorp do not exercise their additional investment right, we will have to attempt to raise additional capital through the sale of additional shares of our stock or through the placement of new debt securities.

         Operating Activities - During fiscal 2006, our operations utilized cash of $9,548,854, as compared to $5,588,525 during the twelve months ended December 31, 2005. The increase in cash utilized in operations in 2006 as compared to 2005 was primarily a result of increases in accounts receivable, inventory, prepaid expenses and long-term receivables combined with an increase in the net loss adjusted for non-cash items; partially offset by increases in accounts payable and deferred revenue.

         At December 31, 2006, as a result of the issuance of the Series B Shares on December 31, 2006, cash increased by $2,065,046 to $2,196,220, as compared to $131,174 at December 31, 2005. In addition, at December 31, 2006, we also had a $5,000,000 subscription receivable (reflecting a portion of the Series B Share purchase price that had not been received by the December 31,
2006). This subscription receivable was fully funded in January 2007.

         We had a working capital deficit of $7,337,819 at December 31, 2006, as compared to a working capital deficit of $23,771,591 at December 31, 2005. Major reasons for this improvement were (i) the sale of the Series B Shares and the concurrent cancellation of indebtedness in exchange for shares of Series B Shares and common stock, and (ii) the elimination in the fair value of derivative liabilities of $9,460,366 from December 31, 2005. At December 31, 2006 and December 31, 2005, $2,308,715 and $2,968,582 respectively of our current liabilities consisted of liabilities with respect to discontinued operations, on which no cash payment is anticipated.

         Investing Activities - Net cash used in investing activities was $745,091 and $628,932 for the twelve months ended December 31, 2006 and 2005, respectively, consisting of the purchase of equipment and patents and payments relating to the purchase of Optimal Golf Solutions, Inc.

         Financing Activities - Net cash provided by financing activities was $12,358,991 for fiscal 2006, as compared to $6,175,538 for fiscal 2005. During the twelve months ended December 31, 2006, we made payments on loans of $3,018,147. During the twelve months ended December 31, 2006, we issued Series B Shares for cash consideration of $8,000,000, a subscription receivable for $5,000,000 that was paid in January 2007, and for the settlement of debt of $5,740,890. During fiscal 2006, proceeds from bank borrowings and short term loans were $1,606,248.

Contractual Obligations

         The following table sets forth certain information regarding our contractual obligations as of December 31, 2006:

                                                                                                 2011
Contractual Obligations         Total         2007          2008         2009          2010      and thereafter
---------------------------- ------------- ------------ ------------- ------------ ------------- ------------------
Long-Term Office Lease and     $78,199       $66,678       $9,234       $2,287          -                -
Office Equipment
---------------------------- ------------- ------------ ------------- ------------ ------------- ------------------
Employee agreements           $1,163,000    $449,000      $449,000     $265,000
---------------------------- ------------- ------------ ------------- ------------ ------------- ------------------


         We do not believe that inflation has had a material impact on our business or operations.

         We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.


Lines of Credit


         Effective June 27, 2003, we obtained a bank line of credit for $1,425,000 to fund our operations. As of December 31, 2006, we had borrowed $950,455 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and is currently renewed to April 30, 2007. As consideration for renewing the standby bank letter of credit, we issued to Hansen Inc. common stock purchase warrants to purchase 1,500,000 shares of common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. In addition, we extended 2,000,000 previously issued warrants which expired in 2006 to expire in 2008 at a price of $0.05. We incurred a finance cost of $75,416 as a result of the issuance of these common stock purchase warrants in the twelve months ended December 31, 2006. We also pay a standby letter of credit fee to Hansen Inc. equal to 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.


         In March 2004 we entered into an agreement with Douglas J. Wood, Daniel
S. Wood and James Liken pursuant to which they provided the security we needed to obtain a $1,000,000 line of credit from HSBC Bank Canada to be used for manufacturing purposes. On June 22, 2006 this line of credit was increased to $1,400,000. As of December 31, 2006 this line was drawn down in the amount of $1,433,864. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. The Company has accrued this consideration to December 31, 2006. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was subsequently renewed until April 2006, October 2006, December 2006 and expired February 28, 2007, at which point the line of credit was removed.

Loan From Great White Shark Enterprises

         On December 3, 2004, we entered into a Credit Agreement with Great White Shark Enterprises, Inc. ("GWSE") for GWSE to provide a Term Loan of $3,000,000 to us. These funds were received by us as follows: $1,000,000 on November 22, 2004 and the balance of $2,000,000 on December 3, 2004 (less outstanding service fees owed by us to GWSE to December 31, 2004 of $548,750 pursuant to a Merchandising Agreement dated April, 2003). Collateral for the loan was (a) a first priority security interest in (a) all of the shares of the capital stock of Optimal, (b) a second security interest in the Optimal Patents and (c) a first security interest in the Pinranger Patents acquired by us pursuant to an Agreement dated July 2, 2004 between us and Pinranger (Australia) Pty. Ltd. and PagiSat, LLC. The Pinranger Patents are registered in 13 countries in Europe, Japan, and Australia. In connection with the Term Loan, GWSE also received an equity bonus of 3,000,000 shares of restricted common stock and a three year warrant dated, December 3, 2004, to purchase 2,000,000 shares of common stock at an exercise price of $0.15.

         On December 29, 2006, at the closing of our sale of the Series B Shares, GWSE purchased $3,000,000 of our Series B Shares and warrants and also simultaneously converted the remaining outstanding principal amount of the Term Loan, and another outstanding short term loan, into 274,089 Series B Shares in full settlement of the principal balance due. For a period of two years from the conversion date GWSE will continue to receive 20% of the license payments we receive as a result of the licenses we have granted under the Optimal patents, which interest in the license payment that we receive will increase thereafter to 40% of the license payments for the remaining life of the patents.

ITEM 7.           FINANCIAL STATEMENTS

         Our consolidated financial statements and notes thereto and the related report of Sherb & Co., LLP are attached to this Annual Report beginning at page F-1 and are incorporated herein by reference.

             Filed herewith are the following financial statements:

                              GPS INDUSTRIES, INC.
                              FINANCIAL STATEMENTS

                                      INDEX

                                                            Page Number
                                                         -------------------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM       F - 1

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet                                                 F - 2

Statements of Operations                                      F - 3

Statements of Stockholders' Deficit                           F - 4-5

Statements of Cash Flows                                      F - 6

Notes to Financial Statements                            F - 7 to F - 23

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GPS Industries Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GPS Industries Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GPS Industries Inc. at December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

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

                                        /s/ Sherb & Co., LLP
                                            ----------------
                                            Sherb & Co., LLP
                                            Certified Public Accountants
 April 16, 2007
 New York, NY

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                December 31, 2006


Assets

Current

     Cash                                                                       $  2,196,220
     Accounts receivable, net                                                      1,113,452
     Subscription receivable                                                       5,000,000
     Inventories                                                                   1,473,545
     Prepaid expenses and other current assets                                       388,156
                                                                                ------------
          Total current assets                                                    10,171,373

Long-term accounts receivable                                                        273,743

Property and equipment, net                                                          108,894

Patents                                                                            1,265,993

Deferred implementation costs                                                        116,347

                                                                                -------------
                                                                                $ 11,936,350
                                                                                =============


Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                                          $  2,384,319
     Bank loan                                                                         1,450
     Deferred Revenue                                                                427,374
     Short term loans                                                              2,636,634
     Short term loan from related party                                            1,572,165
     Accounts payable and accrued liabilities                                      5,690,831
     Liability associated with Optimal Golf acquisition                            2,459,981
     Promissory notes - related parties                                               27,723
                                                                                ------------
                                                                                  15,200,477

     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                                       1,274,757
     Accounts payable and accrued liabilities                                        746,491
     Loans payable to related parties                                                258,000
     Capital lease obligations ( in default)                                          29,467
                                                                                ------------
                                                                                   2,308,715
                                                                                ------------
          Total current liabilities                                               17,509,192
                                                                                ------------


Stockholders' deficit
     5% Convertible Series A Preferred Shares, $.001 par value,
        15,000,000 authorized, Issued and outstanding - None                               -
     Series B Convertible Preferred Shares, $10 par value, 4,000,000
        authorized, 1,874,089 issued and outstanding                              18,740,890
     Class A common stock, $.001 par value, 1,600,000,000 authorized
        343,441,884 issued and outstanding                                           343,442
     Accumulated other comprehensive income                                          722,295
     Additional paid-in capital                                                   53,455,575
     Accumulated deficit                                                        ( 78,835,044)
                                                                                -------------
          Total Stockholder's Deficit                                            ( 5,572,842)
                                                                                -------------
                                                                                $ 11,936,350
                                                                                =============

          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Year Ended December 31,
                                                                      ----------------------------------
                                                                                2006             2005
                                                                      ------------------  --------------


Revenue                                                                     $ 6,575,567     $ 5,818,020

Cost of Goods Sold                                                            3,405,972       3,414,849

Installation Costs                                                              882,462         937,498

                                                                      ------------------  --------------
Gross Profit                                                                  2,287,133       1,465,673
                                                                      ------------------  --------------


Operating Expenses

      General and Administrative Expenses                                     4,728,401       5,124,701
      Depreciation and amortization                                             331,798         307,030
      Sales and marketing                                                     2,924,234       2,137,404
      Operations, Engineering and Research & Development                      3,159,546       1,929,984
                                                                      ------------------  --------------
                                                                             11,143,979       9,499,119
                                                                      ------------------  --------------

Loss Before Other Income (Expense)                                          ( 8,856,846)    ( 8,033,446)
                                                                      ------------------  --------------

Other Income (Expense)

      Finance costs                                                           ( 464,847)      ( 765,271)
      Interest expense                                                      ( 4,324,801)    ( 2,281,885)
      Derivative liabilities - Decrease/(Increase) in fair value              7,831,868     ( 6,460,366)
      (Loss) on foreign exchange                                               ( 75,597)       ( 68,434)
      Gain on extinguishment of debt                                            448,459         418,365
                                                                      ------------------  --------------
                                                                              3,415,082     ( 9,157,591)
                                                                      ------------------  --------------

Net Loss Before Deemed Preferred Stock Dividend                           $ ( 5,441,764) $ ( 17,191,037)

      Deemed Preferred Stock Dividend                                      ( 11,509,127)             -
                                                                      ------------------  --------------
Net Loss                                                                 $ ( 16,950,891) $ ( 17,191,037)
                                                                      ==================  ==============

Loss per common share - basic and diluted
                                                                               $ ( 0.02)       $ ( 0.07)
                                                                      ==================  ==============


Weighted average number of common shares outstanding -
      basic and diluted                                                     303,319,213     236,586,213
                                                                      ==================  ==============


          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                  Series A                 Series B
                                             Preferred Shares            Preferred Shares    Class A Common Stock
                                            -----------------         --------------------   --------------------
                                             Number                    Number                  Number
                                            of Shares  Amount         of Shares     Amount   of Shares     Amount
                                            ---------  ------         ---------     ------   ---------     ------


Balance January 1, 2005                      375,000   $375,000              -           $-  205,021,853   $205,022

Common stock issued for compensation expense       -          -              -            -   15,975,850     15,976
Common stock issued for settlement of debt         -          -              -            -    6,236,440      6,236
Common stock issued on conversion of debt          -          -              -            -   13,487,849     13,488
Common stock issued for cash                       -          -              -            -   19,022,144     19,022
Common stock issued for investment in subsidiary   -          -              -            -            -          -
Common stock issued for interest                   -          -              -            -    4,411,000      4,411
Common stock issued for finance costs              -          -              -            -    1,250,000      1,250
Common stock Class B write-off                     -          -              -            -            -          -
Warrants issued for debt financing                 -          -              -            -            -          -
Stock options issued                               -          -              -            -            -          -

Preferred Shares issued for cash                   -          -              -            -            -          -

Comprehensive Loss
Net loss                                           -          -              -            -            -          -
Deferred compensation expense                      -          -              -            -            -          -
Subscriptions receivable                           -          -              -            -            -          -
Deferred financing costs                           -          -              -            -            -          -
Deemed dividend on preferred shares                -          -              -            -            -          -

Total Comprehensive Loss                           -          -              -            -            -          -
                                             ---------  ----------  -----------  -----------  -----------  ----------


Balance December 31, 2005                    375,000    375,000              -            -  265,405,136    265,405


Common stock issued for compensation expense       -          -              -            -    5,916,071      5,916
Common stock issued for settlement of debt         -          -              -            -   41,545,508     41,546
Common stock issued on conversion of debt          -          -              -            -   15,500,000     15,500
Common stock issued for cash                       -          -              -            -    5,155,595      5,156
Common stock issued for investment in subsidiary   -          -              -            -            -          -
Common stock issued for interest                   -          -              -            -    4,026,537      4,027
Common stock issued for finance costs              -          -              -            -            -          -
Series A Preferred Shares converted to
     common stock                          ( 375,000) ( 375,000)             -            -    5,893,038      5,893
Warrants issued for debt financing                 -          -              -            -            -          -
Stock options issued                               -          -              -            -            -          -

Preferred shares issued for cash                   -          -      1,300,000   13,000,000            -          -
Preferred shares issued for debt                   -          -        574,089    5,740,890            -          -


Comprehensive Loss

Net loss                                           -          -              -            -            -          -
Deferred compensation expense                      -          -              -            -            -          -
Subscriptions receivable                           -          -              -            -            -          -
Deferred financing costs                           -          -              -            -            -          -
Deemed dividend on preferred shares                -          -              -            -            -          -

Total Comprehensive Loss                           -          -              -            -            -          -

                                             ---------  ----------  -----------  -----------  -----------  ----------
Balance December 31, 2006                          -          -       1,874,089 $18,740,893  343,441,885   $343,442
                                             =========  ==========  ===========  ===========  ===========  ==========

          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                 Additional       Other                        Total
                                                   Paid-In    Comprehensive    Accumulated Stockholders'
                                                   Capital       Income          Deficit      Deficit
                                                ------------  ------------  --------------  -------------


Balance January 1, 2005                          $30,627,707      $722,295  $( 44,693,115) $( 12,763,091)

Common stock issued for compensation expense       1,754,416             -              -      1,770,392
Common stock issued for settlement of debt           737,764             -              -        744,000
Common stock issued on conversion of debt            886,071             -              -        899,559
Common stock issued for cash                       1,465,938             -              -      1,484,960
Common stock issued for investment in subsidiary   ( 585,000)            -              -      ( 585,000)
Common stock issued for interest                     501,630             -              -        506,041
Common stock issued for finance costs                 86,300             -              -         87,550
Common stock Class B write-off                             -             -              -              -
Warrants issued for debt financing                   404,053             -              -        404,053
Stock options issued                                  33,100             -              -         33,100

Preferred Shares issued for cash                           -             -              -              -

Comprehensive Loss
Net loss                                                   -             -   ( 17,191,037)  ( 17,191,037)
Deferred compensation expense                        225,263             -              -        225,263
Subscriptions receivable                                   -             -              -              -
Deferred financing costs                            ( 58,058)            -              -       ( 58,058)
Deemed dividend on preferred shares                        -             -              -              -
                                                                                            -------------
Total Comprehensive Loss                                   -             -              -   ( 17,023,832)

                                             ---------------  ------------  --------------  --------------

Balance December 31, 2005                         36,079,184       722,295   ( 61,884,152)  ( 24,442,268)


Common stock issued for compensation expense         411,317             -              -        417,233
Common stock issued for settlement of debt         2,742,726             -              -      2,784,271
Common stock issued on conversion of debt            452,363             -              -        467,863
Common stock issued for cash                          24,844             -              -         30,000
Common stock issued for investment in subsidiary   ( 128,981)            -              -      ( 128,981)
Common stock issued for interest                     297,546             -              -        301,573
Common stock issued for finance costs                      -             -              -              -
Series A Preferred Shares converted to
     common stock                                    369,107             -              -              -
Warrants issued for debt financing                   108,315             -              -        108,315
Stock options issued                                 968,425             -              -        968,425

Preferred shares issued for cash                           -             -              -     13,000,000
Preferred shares issued for debt                           -             -              -      5,740,890


Comprehensive Loss

Net loss                                                   -             -   ( 16,950,891)  ( 16,950,891)
Deferred compensation expense                        225,263             -              -        225,263
Subscriptions receivable                                   -             -              -              -
Deferred financing costs                             396,340             -              -        396,340
Deemed dividend on preferred shares               11,509,127             -              -     11,509,127
                                                                                            -------------
Total Comprehensive Loss                                   -             -              -    ( 4,820,161)
                                             ---------------  ------------  --------------  ---------------
Balance December 31, 2006                        $53,455,574      $722,295  $( 78,835,043) $ ( 5,572,842)
                                             ===============  ============  ==============  ===============

          See accompanying notes to consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Year Ended December 31,
                                                                                --------------------------------
                                                                                         2006             2005
                                                                                ----------------  --------------


Cash Flow From Operating Activities

      Net loss from operations                                                    $ ( 5,441,764) $ ( 17,191,037)

      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                 331,798         307,030
          Amortization of deferred compensation                                         225,263         225,263
          Warrants issued for debt financing                                            108,315               -
          Loss on extinguishment of debt                                                      -          36,575
          Expenses paid by issuance of stock                                            417,233       1,770,392
          Expenses paid by issuance of stock options                                    968,425          33,100
          Interest converted to stock                                                   301,573         506,042
          Finance charges converted to stock                                                  -         168,550
          Finance charges charged to equity                                                   -          15,100
          (Decrease)/Increase in fair value of derivative liabilities               ( 9,460,366)      6,460,366
          Common stock issued for debt                                                3,252,134               -
          Amortization of finance costs                                                 396,340         263,894

      Changes in operating assets and liabilities:
          Inventories                                                                 ( 372,838)        292,491
          Accounts receivable                                                         ( 409,354)      ( 464,400)
          Long-term accounts receivable                                               ( 155,934)      ( 117,809)
          Prepaid expenses and deposits                                               ( 187,017)       ( 30,606)
          Deferred implementation costs                                                  11,567       ( 122,617)
          Accounts payable and accrued liabilities                                      922,250       2,608,943
          Discontinued operations - accounts payable and accrued liabilities          ( 659,867)      ( 454,940)
          Deferred Revenue                                                              203,388         105,138
                                                                             -------------------  --------------
Net Cash Used In Operating Activities                                               ( 9,548,854)    ( 5,588,525)
                                                                             -------------------  --------------
Cash Flow From Investing Activities
          Purchase of property and equipment                                          ( 111,091)       ( 20,032)
          Purchase of patents                                                                 -         ( 8,900)
          Investment in Optimal Golf Solutions Inc.                                   ( 634,000)      ( 600,000)
                                                                             -------------------  --------------
Net Cash Flow Used In Investing Activities                                            ( 745,091)      ( 628,932)

Cash Flow From Financing Activities
          Common stock issued for cash                                                   30,000       1,484,960
          Preferred Stock issued for cash                                            13,000,000               -
          Preferred Stock issued for debt                                             5,740,890               -
          Subscription receivable                                                   ( 5,000,000)              -
          Proceeds from loans and bank indebtedness                                   1,606,248       5,034,290
          Repayments of loans                                                       ( 3,018,147)      ( 343,712)
                                                                             -------------------  --------------
Net Cash Flow Provided By Financing Activities                                       12,358,991       6,175,538
                                                                             -------------------  --------------

Net Increase/ (Decrease) In Cash                                                      2,065,046        ( 41,918)

Cash, Beginning Of Year                                                                 131,174         173,092
                                                                             -------------------  --------------
Cash, End Of Year                                                                 $   2,196,220  $      131,174
                                                                             ===================  ==============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                      $     771,094  $      471,351
                                                                             ===================  ==============
      Cash paid for taxes                                                         $           -  $            -
                                                                             ===================  ==============

Non-Cash Investing And Financing Activities

      Common stock issued on conversion of convertible notes                      $     467,863  $      726,000
                                                                             ===================  ==============
      Common stock issued to settle debt                                          $     621,231  $      400,000
                                                                             ===================  ==============
      Common stock issued in settlement of accounts payable                       $   2,022,602  $      143,425
                                                                             ===================  ==============
      Common stock issued for investment in subsidiary                            $     128,981  $      585,000
                                                                             ===================  ==============
      Deemed dividends on issuance of preferred stock                             $  11,509,127  $            -
                                                                             ===================  ==============

          See accompanying notes to consolidated financial statements

GPS industries Inc. and Subsidiaries Notes to Consolidated Financial Statements

For the years ended December 31, 2006 and 2005

1. NATURE OF OPERATIONS

GPS Industries Inc., (the "Company" or "GPSI") a Nevada corporation, is involved in the development of golf course management technology. The Company has developed hand-held and cart mounted Global Positioning System ("GPS") units. At December 31, 2006, the Company had substantially all of its assets and operations in Canada.

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

The Company performed a further cash flow recoverability test as of December 31, 2006 under the guidance of SFAS 144. As a result of this test the Company determined that there was no further impairment of the value of the asset at December 31, 2006.

3. GOING CONCERN


The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at December 31, 2006. The successful commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent registered public accounting firm, in their report on the consolidated financial statements as of and for the year ended December 31, 2006, have expressed substantial doubt about the Company's ability to continue as a going concern.


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

Impairment of Long-Lived Assets

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of patents, property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges for property and equipment at December 31, 2006. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time. The Company did record impairment charges for certain of its patent assets at December 31, 2004. These impairment charges are more fully discussed in Note 2 to the Financial Statements.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. As of December 31, 2006 the allowance for doubtful accounts was $69,760.

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

Depreciation expense for the years ended December 31, 2006 and 2005 was $80,807 and $92,746 respectively.

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

Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (SFAS 123(R)). The company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Consolidated Statement of Operations.

The fair value for options issued in the year ended December 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.58%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 119.11%, and the expected lives of the options. The weighted average fair value of stock options granted for the years ended December 31, 2006 and 2005 was $1,028,825, and $326,580, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its stock options.

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

Warranty Obligations

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company's prior claims history. This history is limited with regard to the Company at the current year end of December 2006, as the Company only commenced sale and distribution of their GPS product in the year ended December 31, 2004. The Company does not believe that it is exposed to any significant risk in its cash investment.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We were required to adopt FIN 48 effective as of January 1, 2007. We are currently evaluating the effect FIN 48 will have on our financial statements. We do not expect the impact will be material.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of Statement 157 on our financial statements. We do not expect the impact will be material.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

5. PROPERTY AND EQUIPMENT

At December 31, 2006 property and equipment consisted of the following:

            Office equipment                                        $   409,293
            Computer software                                            77,708
            Leasehold improvements                                      127,333
            Tooling                                                      30,958
                                                                         ------
                                                                        645,292
            Less:  accumulated depreciation                            (536,398)
                                                                       ---------
                                                                    $   108,894
                                                                       =========


6. PATENTS

In June 2004, in addition to patents acquired with the Optimal purchase, the Company acquired the patent for installation of GPS golf systems in eleven European countries as well as Japan and Australia, referred to as the "Pinranger" patent. The purchase price for these patents was $20,000 in cash and the issuance of 3,500,000 shares of common stock valued at $0.08 per share or $280,000, for a total cost of $300,000. These patents are being amortized over approximately 8.5 years, the expected future life of these patents. In addition to the above acquisition costs, the Company has capitalized related legal and acquisition fees of $12,400.

In addition to the above Pinranger patents, the Company has possession of all of Optimal's patents, since the acquisition of Optimal in November 2004.

The following is a reconciliation of all patents owned as of December 31, 2006:

                             Patents                               $  1,812,400
                             Less: accumulated depreciation            (546,407)
                                                                     -----------
                                                                   $  1,265,993
                                                                     ===========

Future amortization of patents is expected to be as follows:

                                   Year Ended December 31,

                                   2007                              $  250,988
                                   2008                                 250,988
                                   2009                                 250,988
                                   2010                                 250,988
                                   Thereafter                           262,041
                                                                     -----------
                                                                     $1,265,993
                                                                     ===========


7. CAPITAL LEASES

The Company's subsidiary IGT leased certain equipment under capital lease agreements that expire at various dates through January 2006. During 2002 IGT defaulted on those leases and surrendered the equipment to the leasing Company. The leasing Company took action in the Supreme Court of British Columbia for the balances outstanding on the leases. No liability is expected to accrue to the Company as a result of these actions, but the balance of the leases have been shown as a current liability at December 31, 2006.

8. DEBT

The Company and its subsidiaries have significant debt liabilities. The following table is a summary of debt at December 31, 2006.

            Bank Indebtedness  (a)                             $      2,384,319
            Bank Loan (b)                                                 1,450
            Short term loans  (c)                                     4,208,799
            Liability for Optimal Golf acquisition (d)                2,459,981


            Note payable - related parties (e)                           27,723
            Promissory notes (f)                                      1,274,757
            Loan to related party  (g)                                  258,000
                                                                     -----------
            Total Debt                                               10,615,029
                                                                     -----------

a) Bank Indebtedness

Effective June 27, 2003, the Company obtained a bank line of credit for $1,425,000 to fund its operations. As of December 31, 2006, the Company had borrowed $950,455 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and is currently renewed to April 30, 2007. As consideration for renewing the standby bank letter of credit, the Company has issued to Hansen Inc. common stock purchase warrants to purchase 1,500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. In addition the Company extended 2,000,000 previously issued warrants which expired in 2006 to expire in 2008 at a price of $0.05. $75,416, the fair value of these common stock purchase warrants, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the twelve months ended December 31, 2006..The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.


Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus 0.5% interest is payable. On June 22, 2006 this Letter of Credit was increased to $1,400,000. As of December 31, 2006 this line was drawn down in the amount of $1,433,864. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. Beginning July 2006 the consideration was 100% paid in cash. The Company has accrued this consideration to December 31, 2006. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was subsequently renewed until April 2006, October 2006, December 2006 and expired February 28, 2007, at which point the line of credit was removed.

(b) The Company has $1,450 remaining on a loan from a commercial bank. As part of a settlement agreement the bank agreed that no further interest will accrue on this loan.

(c) Short-Term Loans

As of December 31, 2006 the Company has $4,208,799 owing on short term notes. These amounts are repayable on demand and bear interest at rates varying from 8% to 60%. The largest of these, amounting to $1,572,165, is from a director and shareholder.


(d) Liability Associated with Acquisition of Optimal Golf Solutions, Inc.


On November 19, 2004 we acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation owned by Darryl Cornish and Charles Huston ("Optimal Shareholders"), for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable as follows: $100,000 on signing a Letter Of Intent on November 8, 2004, $1,000,000 on closing, a stock payment of 9,000,000 restricted common shares of GPSI valued at $2,250,000 using a minimum price of $.25 per share and a final stock payment of $1,900,000 representing 7,600,000 common shares of GPSI using a minimum price of $.25 per share. These shares can be sold after the effectiveness of a registration statement and in accordance with a Leakage Agreement. The final purchase price may vary, however, depending on the price that the Optimal Shareholders receive for the shares they sell. The obligation to pay the deferred purchase price was secured by a first security interest in the Optimal patents as described below.

The first stock payment of 9,000,000 shares can be sold (in accordance with the Leakage Agreement) over 180 trading days. Any funds received from the sale of those shares over $3,250,000 (i.e. $1,000,000 over the $2,250,000 target price for the first share payment) will be deducted from the amount to be paid with the second stock payment, for the remaining amount due of $1,900,000 (plus interest). If the former Optimal shareholders sold their shares and received less than the target price of $.25 per share, then we were required to issue additional shares to make up the difference (or cash under certain conditions).

The second stock payment is to be issued at a 15% discount to market price at the time of issuance and can be sold into the market by the Optimal Shareholders over a further 180 trading days. On May 28, 2005 we entered into a First Amendment to Stock Purchase Agreement whereby we were granted up to six months of additional time to have a Registration Statement declared effective. As consideration for this extension, we agreed to pay $100,000 per month until the Registration Statement was declared effective, which would be applied to the balance owing which was to be settled with the second stock payment. We paid a total of $600,000 to the Optimal Shareholders under this amendment. However, because the Registration Statement was not filed by September 30, 2005, we lost the benefit of the reduction in the balance of the second stock payment and of any amounts realized from the sales of the first stock payment over $3,250,000 (the "cap"), which was to reduce the amount to be paid in the second stock payment.

We agreed to use our best efforts to file and cause to have effective a Registration Statement covering the resale of the shares issued. If the Registration Statement was not effective by June 30, 2005, we were obliged to pay cash of $2,250,000 plus interest over eight monthly installments of $250,000 each starting June 1, 2005. In that case, the first stock payment of shares would be returned to us. If the Registration Statement was not effective by September 30, 2005, then we would also pay cash to the Optimal Shareholders (in lieu of a second stock payment) of $1,900,000 plus interest in eight monthly payments of $237,500 commencing on October 1, 2005.

Because we did not have the Registration Statement filed by September 30, 2005, it agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.065 on December 31, 2005. We filed the SB2 Registration Statement covering these shares on October 20, 2005 and it was declared effective by the SEC on December 7, 2005.

Upon receipt of the first $727,000 of net proceeds from the sale of shares issued to the Optimal Shareholders for the second stock payment, this amount will be forwarded to our attorney to be held in escrow for a period of 18 months from closing to partially secure the shareholders indemnification obligations to GPSI under the Agreement.

The trading period for the first stock payment expired on August 22, 2006. Based upon the receipts from the sale of the first stock payment during the trading period the Company had a liability to the Optimal Shareholders for the balance of the first stock payment of approximately $1.65 million at that date. The Company also has a liability to issue approximately 30,400,000 shares to the Optimal Shareholders to fund the second stock payment liability of approximately $1.65 million. Subsequent to August 22, 2006 we paid the Optimal Shareholders $300,000 of the liability under the first stock payment and they in turn agreed to sell the remaining balance of the unsold shares they still held from the first stock payment and to apply the proceeds against the liability for the balance due. These subsequent sales reduced the remaining liability under the first stock payment to $806,852 which was paid in January 2007. On January 16, 2007 we issued 30,392,082 shares to satisfy the liability to issue shares for the second stock payment.

 (e) Promissory notes payable to the president of the Company are unsecured, repayable on demand and bear interest at 8% per annum. As of December 31, 2006 the balance of the note is $27,723.

(f) This is a promissory note for $1,274,757, which was entered into by the Company's discontinued, ProShot subsidiary in January 2001. The note matured in January 2004, with accrued interest at 6% per annum, accruing form October 1998. The Company has not accrued any interest on this note since December 2001.

(g) The Company has a promissory note dated December 11, 1998 in the amount of $258,000 due to a party related to ProShot. As these are part of discontinued operations, the Company has not accrued any interest related to these notes in the years ended December 31, 2006 and 2005, respectively.

9. RELATED PARTY TRANSACTIONS

The Company has engaged in transactions with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2006. These transactions involve the provision of loans and promissory notes, debt financing and services provided to the Company by such related parties.

On November 13, 2006, we obtained a $1,500,000 unsecured, short-term loan (the "$1,500,000 Loan") from Great White Shark Enterprises, Inc. ("GWSE"). During 2006, GWSE was, and currently still is, a lender to GPSI under an existing purchase order credit facility. Bart Collins, one of our directors, is the President of GWSE. The $1,500,000 Loan bore interest on the outstanding unpaid principal balance at a rate 4.83% per annum (11% per annum in the event of default), and was due and payable on the earliest to occur of (i) March 31, 2007, and (ii) the closing of the purchase by GWSE and Leisurecorp LLC of Series B Shares and warrants pursuant to that certain Securities Purchase Agreement we entered into on November 13, 2006 with GWSE and Leisurecorp. As permitted by the $1,500,000 promissory note that evidenced the $1,500,000 Loan, the entire outstanding balance of the $1,500,000 Loan was applied to the purchase price of the Series B Shares and warrants that GWSE purchased at the closing of the sale of the Series B Shares and warrants on December 29, 2006.

On December 29, 2006, we sold a total of 1,574,089 shares of newly authorized Series B Shares and warrants to purchase up to 59,885,186 shares of common stock to GWSE and Leisurecorp LLC. The purchase price of the foregoing shares and warrants was $15,740,890. GWSE purchased 574,089 shares in consideration for $3,000,000 in cash and the cancellation of the $1,500,000 Loan. Leisurecorp paid $10,000,000 for its 1,000,000 Series B Shares and warrants by paying $5,000,000 in cash and canceling a $5,000,000 loan it had extended to us on November 13, 2006.

In connection with the sale of the 1,574,089 shares of newly authorized Series B Shares and warrants to purchase up to 59,885,186 shares of common stock to GWSE and Leisurecorp LLC, and as a condition to the closing of that sale on December 26, 2006 (the "Closing"), Robert C. Silzer and Douglas Wood converted obligations owed to them by GPSI into our securities as follows:

At the Closing, Mr. Silzer, our Chief Executive Officer and our Chairman of the Board, exchanged $750,000 of obligations owed to him by the company for 12,295,082 shares of Common Stock and warrants to purchase 3,073,770 shares of Common Stock. The shares of common stock were sold at the same price as the conversion price of Series B Shares ($0.061 per share). The warrants that he received with his shares of common stock were identical to the warrants issued to GWSE and Leisurecorp at the Closing. The $750,000 obligation owed to Mr. Silzer consisted of the forgiveness of a $471,560 promissory note, a $12,869 short term loan Mr. Silzer had extended to us, accrued and unpaid vacation pay of $106,643 we owed him, and accrued interest of $158,928 on the foregoing promissory note and short term loan.

At the Closing, Douglas Wood, one of our directors, exchanged $3,000,000 of cash loans made by him during 2006 to us for (i) 300,000 Series B Shares and (ii) warrants to purchase 12,295,082 shares of Common Stock. The Series B Shares and warrants were sold for the same price as the Series B Shares and warrants sold to GWSE and Leisurecorp LLC at the Closing.

On December 3, 2004, we entered into a Credit Agreement with Great White Shark Enterprises, Inc. ("GWSE") for GWSE to provide a Term Loan of $3,000,000 to GPSI. These funds were received by GPSI as follows: $1,000,000 on November 22, 2004 and the balance of $2,000,000 on December 3, 2004 (less outstanding service fees owed by us to GWSE to December 31, 2004 of $548,750 pursuant to a Merchandising Agreement dated April, 2003). Collateral for the loan was (a) a first priority security interest in (a) all of the shares of the capital stock of Optimal, (b) a second security interest in the Optimal Patents and (c) a first security interest in the Pinranger Patents acquired by us pursuant to an Agreement dated July 2, 2004 between GPSI and Pinranger (Australia) Pty. Ltd. and PagiSat, LLC. The Pinranger Patents are registered in 13 countries in Europe, Japan, and Australia.

The Term Loan could be repaid at any time prior to maturity without premium or penalty, except that the total minimum interest to be paid had to be $300,000 irrespective of when the loan was repaid. During the term of the loan, we were to pay interest of 10% per annum on a monthly basis in cash or shares. If GWSE chose to receive shares, the interest rate will be adjusted to 15% for the period selected and the shares would be priced at a 15% discount to market, using the average daily close for the three trading days prior to the end of the monthly period for which interest is due.

Repayment of the principal and interest due under the Credit Agreement was provided for by GPSI giving to GWSE (commencing December 4, 2004) all license payments we received under all license agreements between Optimal as licensor and its licensees. Once the Term Loan and accrued interest was paid in full, for a period of two years from the repayment date, GWSE will receive 20% of the license payments and thereafter 40% of the license payments for the remaining life of the Patents. Any fees received in connection with enforcement of the Optimal Patents would also be paid to GWSE in accordance with the above-mentioned formula, except that we must pay all legal costs to enforce the Optimal Patents. Any fees received from infringement payments relating to the Pinranger Patents will be shared on a 50/50 basis (net of legal costs) until the Term Loan and accrued interest are fully repaid, after which we will have no further obligation to GWSE regarding the Pinranger Patents for any revenue they generate, and GWSE will agree to have its security interest in the Pinranger Patents removed by us.

To the extent that, during any calendar year commencing January 1, 2005, the total annual license payments received by GWSE do not total $500,000, then the shortfall would be paid to GWSE in equal monthly payments over the next calendar year, above and beyond the following year's minimum license payment. The maturity date of the Term Loan is November 15, 2011, the termination of the life of one of the key Optimal Patents. This loan was converted to Series B Convertible Preferred Shares on December 29th, 2006. For a period of two years from the conversion date Great White Shark will receive 20% of the license payments, and thereafter 40% of the license payments for the remaining life of the Patents.

In addition to the above-mentioned interest and security provided for the Term Loan, GWSE also received an equity bonus of 3,000,000 of our restricted Common Shares and a three year Warrant dated December 3, 2004 to purchase 2,000,000 of our Common Shares at an exercise price of $.15.

As of December 31, 2006, we owed approximately $1,923,646 to Doug Wood and the Wood Family Trust. This amount includes interest, payable at 8% per annum.

As of December 31, 2006 we owed approximately $27,723 to Robert C. Silzer, Sr. This amount includes accrued interest, payable at 8% per annum.

Promissory notes payable to our officers and directors or companies controlled by our officers and directors are unsecured and repayable on demand



10. GAIN ON EXTINGUISHMENT OF DEBT

- During the year ended December 31, 2006 the Company wrote off trade debts arising from discontinued operations amounting to $659,867. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various states in which the debt holders reside.

- The Company also settled various other trade debts and loans payable in the year by issue of common stock. These transactions resulted in a net loss on extinguishment of debt amounting to $211,408

11. DERIVATIVE LIABILITIES


During the year ended December 31, 2005, the Company recognized derivative liabilities of approximately $9.5 million pursuant to the issuance of $3,720,000 Secured Convertible Notes and the granting of certain registration rights which provided for liquidated damages and a default premium in the event of failure to timely register or deliver the shares in connection with the issuance of the Notes and the related Warrants. This resulted in an expense in the Consolidated Statement of Operations in 2005 of $6,460,366. Any increase or decrease in the fair market value of the derivative liability on each subsequent balance sheet date was recorded as an expense or income item.

We repaid the Secured Convertible Notes in November 2006, including a penalty interest payment of $272,397. The repayment of the Notes removed the need to recognize derivative liabilities and the balance of the liability at that point was recorded as other income.


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

On December 28, 2006 the Company held a Special Meeting of Shareholders to amend the Articles of Incorporation to increase the number of shares of capital stock authorized from 550,000,000 shares (500,000,000 shares of common stock and 50,000,000 shares of preferred stock) to 1,650,000,000 shares (1,600,000,000 shares of common stock and 50,000,000 shares of preferred stock).


Series B Convertible Preferred Stock Financing


On November 13, 2006, we entered into a Securities Purchase Agreement with Great White Shark Enterprises, Inc. ("GWSE") and Leisurecorp LLC, pursuant to which GPSI agreed, subject to certain closing conditions, to sell for an aggregate purchase price of $15,740,890 a total of 1,574,089 shares of newly authorized Series B Convertible Preferred Stock (the "Series B Shares") and warrants to purchase up to 59,885,186 shares of common stock. The warrants will be exercisable for five years, beginning after the closing under the Securities Purchase Agreement, at an initial exercise price of $0.122 per share. The 1,574,089 Series B Preferred shares are convertible into 258,047,377 shares of common stock. The purchase price of the foregoing Series B Shares was payable in cash and by the cancellation of loans previously made to GPSI by GWSE and Leisurecorp LLC. The closing of the sale of the foregoing Series B Shares and warrants occurred on December 29, 2006.

Concurrently with the closing of the sale of the Series B Shares to GWSE and Leisurecorp LLC, Douglas Wood, one of GPSI's directors, converted $3,000,000 of cash loans he had previously made to the company for 300,000 Series B Shares and warrants to purchase 49,180,328 shares of common stock, and Robert C. Silzer, our Chief Executive Officer and a member of our Board of Directors, cancelled $750,000 of obligations owed to him by GPSI in exchange for 12,295,082 shares of our common stock and warrants to purchase 3,073,770 shares of common stock. The warrants issued to Mr. Wood and Mr. Silzer are identical to those issued GWSE and Leisurecorp LLC (i.e., are exercisable for five years at an initial exercise price of $0.122 per share).

The Series B Shares provide the holders thereof with significant rights, including the right to elect three of GPSI's five members of the Board of Directors and the right to approve various corporate and business actions of GPSI. At the closing, we also entered into a Registration Rights Agreement and a Shareholder Agreement with GWSE, Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas Wood.

Details Of Shares Issued:



In 2005 we issued the following unregistered securities.

We issued 15,975,850 shares of common stock valued at $1,770,392 for services rendered. We issued 6,236,440 shares of common stock valued at $730,000 in settlement of debt. We issued 4,411,000 shares of common stock valued at $506,040 in payment of interest. We issued 1,250,000 shares of common stock to pay $168,550 of financing expense. We issued 9,487,849 shares of common stock valued at $864,279 to the Shaar Fund for principal with respect to final conversion of the $1,000,000 8% convertible debenture due November 2, 2007. We issued 4,000,000 shares of common stock for $173,560 cash with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities was covered by an SB2 Registration Statement declared effective December 7, 2005. We issued 5,155,595 shares of common stock for $30,000 cash on the exercise of an employee stock option.

In 2006 we issued the following unregistered securities.

We issued 5,499,405 shares of common stock valued at $374,866 for services rendered. We issued 416,666 shares of common stock valued at $29,167 in payment of commission. We issued 41,545,508 shares of common stock valued at $2,784,271 in settlement of debt. We issued 4,026,537 shares of common stock valued at $301,573 in payment of interest. We issued 5,893,038 shares of common stock to convert $375,000 of Series A Convertible Preferred Shares. We issued 15,500,000 shares of common stock valued at $467,863 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities was covered by an SB2 Registration Statement declared effective December 7, 2005. We issued 600,000 shares of common stock for $30,000 cash on the exercise of an employee stock option and 4,555,595 shares of common stock on the exercise of cashless employee options.All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, pursuant to Section 4(2) thereof.

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

On December 28, 2006 the Company's stockholders approved an increase in the authorized share capital of the Company from 550,000,000 shares (500,000,000 shares of common stock and 50,000,000 shares of preferred stock) to 1,650,000,000 shares (1,600,000,000 shares of common stock and 50,000,000 shares of preferred stock).



13. STOCK PURCHASE WARRANTS


During the year ended December 31, 2006, the Company issued 310,227,705 warrants at $0.122 associated with the sale of 1,300,000 Series B Preferred Shares and various debt conversions. (see Note 12) These warrants have been included in the calculation of the deemed preferred stock dividend arising on the issuance of these shares and are accounted for in the deemed preferred stock dividend.. The valuation was based upon a Black-Scholes calculation, assuming a five year life, a risk free rate of return of 4.58% and a volatility of 119.11%.

During the year ended December 31, 2006, the Company extended for two years and repriced to $0.05 warrants to purchase 2,000,000 shares of common stock which had previously been issued for financing services. The Company valued these warrants at $75,416, and accounted for this as an operating expense. The valuation was based upon a Black-Scholes calculation, assuming a life of two years, a risk free rate of return of 4.58% and a volatility of 119.11%

During the year ended December 31, 2005, the Company issued 6,540,000 warrants at $0.25 associated with various debt issuances. 6,000,000 of these warrants were included in the calculation of the derivative liability arising on the issuance of this debt and were accounted for in the derivative liability. The Company valued the remaining 540,000 warrants at $20,088, and accounted for $1,674 of this as an operating expense. The remainder of the valuation was classified as deferred financing costs to be amortized over the term of the debt. The valuation was based upon a Black-Scholes calculation, assuming a three year life, a risk free rate of return of 4% and a volatility of 102.8%.
During the year ended December 31, 2005, the Company issued warrants to purchase 4,756,696 shares at prices from $0.12 to $0.25 in connections with the sale of common stock. The Company valued these warrants at $361,090, and accounted for this as additional paid in capital. The valuation was based upon a Black-Scholes calculation, assuming a three year life, a risk free rate of return of 4% and a volatility of 102.8%.

During the year ended December 31, 2005, the Company issued for financing services warrants to purchase 6,600,000 shares of common stock at prices ranging from $0.10 to $0.30 per share. The Company valued these warrants at $383,965, and accounted for $234,321 of this as an operating expense. The remainder of the valuation was classified as deferred financing costs to be amortized over the term of the services contracted. The valuation was based upon a Black-Scholes calculation, assuming a life ranging from 6 months to one year, a risk free rate of return of 4% and a volatility of 102.8%

A reconciliation of warrant activity is as follows:

                                                                         Number of          Weighted
                                                                          shares            average
                                                                         issuable        exercise Price
                                                                       --------------    ---------------
                         Balance at January 1, 2005                       12,154,211           $  2.059
                              Granted                                     17,896,696              0.222

                              Exercised                                            -                 -

                              Expired                                       (100,000)            (6.250)
                                                                       --------------    ---------------
                         Balance at December 31, 2005                     29,950,907               .947
                              Granted                                     80,254,038              0.120

                              Exercised                                           -                  -

                              Expired                                     (5,750,000)            (4.085)
                                                                       --------------    ---------------
                         Balance at December 31, 2006                    104,454,945           $  0.139
                                                                       ==============    ================


The following table summarized warrants outstanding and exercisable as of December 31, 2006:

                                                     Number of       Weighted-average
                                                       shares           remaining         Number of
                                                     underlying        contractual         shares
                               Exercise Price         warrants            life           exercisable
                            --------------------    --------------    --------------    --------------
                                                                       (in Years)

                               $0.32 - $0.15           19,965,073          1.36            19,965,073

                              $0.124 - $0.055          84,489,872          4.75            84,489,872
                                                    --------------    --------------    --------------
                                                      104,454,945          3.941          104,454,945


14. STOCK OPTIONS

         We have adopted the 2000 Stock Option Plan (the "Option Plan"). Under the 2000 Stock Option Plan we are authorized to issue a total of 10,000,000 shares as either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options to our officers, directors, employees, consultants and others performing services for us. The Option Plan is administered by our Board of Directors (or by our Compensation Committee, if the Board elects to delegate these responsibilities). The Compensation Committee/Board of Directors designates the optionees, number of options, exercise prices, dates of grant, exercise period and other terms and conditions.

         The purchase price to be paid upon exercise of each incentive stock option granted pursuant to the Option Plan shall be no less than the fair market value of the Common Stock on the date the option is granted, or 110% of such fair market value in the case of any optionee holding in excess of 10% of the combined voting power of all classes of our capital stock as of the date of grant. Provided that our Common Stock is publicly traded on an exchange or on an over the counter market, the fair market value will equal to the closing price of our Common Stock on such exchange or market on the date of grant (or on the last date preceding such date on which a sale was reported). The purchase price and method of exercise of each nonqualified option granted to officers and other key employees shall be determined by the Compensation Committee/Board of Directors. The purchase price is payable in full by cash, check, and if approved by the Compensation Committee/Board of Directors, by the surrender of shares of our Common Stock having a market value equal to the option price of the shares to be purchased, or by any other manner of cashless exercises permitted by law.

         Options granted under the Option Plan become exercisable and shall expire on such dates as determined by the Compensation Committee/Board of Directors, provided, however, that no term may exceed ten years from the date of grant, or five years from the date of grant in the case of any optionee holding more than 10 percent of the combined voting power of all classes of our capital stock as of the date of grant. After options become exercisable they may be exercised at any time or from time to time as to any part thereof. The Compensation Committee/Board of Directors may, at any time after grant of the option and from time to time increase the number of shares purchasable in any installment, subject to certain limitations.

         Options granted under the Option Plan expire on such date as the Compensation Committee/Board of Directors has determined. Options are not transferable except by will or by the laws of descent and distribution; during the life of the person to whom the option is granted, that person alone may exercise them. All rights to exercise options terminate 90 days from the date a grantee ceases to be an employee for any reason other than termination for cause, death or disability.

         If an option grantee is terminated for cause, the option terminates on the date of such termination of employment. If a grantee dies while in our employ, his or her option may be exercised at any time within one year following the grantee's death by his or her estate or by the person or persons to whom the grantee's rights under the option passed by will or operation of law, but only to the extent such option was exercisable by the grantee at the time of his or her death. Except for certain stated provisions covering termination, disability or death, no option may be exercised after the expiration of its original term.

To date, since we had not established a Compensation Committee, the Option Plan has been administered by the entire Board. As of December 31, 2006, there were outstanding options under the Option Plan to purchase approximately 9,290,000 shares of our common stock at a weighted- average exercise price of approximately $0.062 per share.

A total of  17,700,000  options  were  issued  to  employees  in the year  ended
December 31, 2006 of which 2,700,000 were issued under the Option Plan. These options were issued at exercise prices ranging from $0.05 to $0.074. 15,000,000 of these options vested immediately, the remainder vest over periods ranging from one to four years. These option issues resulted in an administrative cost of $968,425. 5,155,595 options were exercised during the year ended December 31, 2006 at an average exercise price of $0.0124, and 1,150,000 options were cancelled in the year upon termination of various employees.

A total of 7,560,000 options were issued to employees in the year ended December 31, 2006. These options were issued at exercise prices ranging from $0.05 to $0.08 and were fully vested on issue. These option issues resulted in an administrative cost of $33,100. Additionally 100,000 options issued to employees in 2003 which would have vested in June 2006 were accelerated to fully vest in December 2005 to put them on the same basis as the options issued in 2005.

Stock option activity for the years ended December 31, 2006 and December 31, 2005 is as follows:

                                                                  Weighted-
                                                             Number of  Shares            Average
                                                                  Issuable                Exercise
                                                                     #                    Price $
                              ---------------------------  --------------------------- --------------
                              Balance December 31, 2004            6,675,595              $0.021
                              Granted                              7,560,000               0.0617
                              Exercised                             (700,000)              0.001
                              Expired                               (640,000)              0.1625
                              ---------------------------  ----------------------------  -----------
                              Balance December 31, 2005           12,895,595               0.0448
                              Granted                             17,700,000               0.0711
                              Exercised                           (5,155,595)              0.0124
                              Expired                             (1,150,000)              0.0765
                              --------------------------  -----------------------------  -----------
                              Balance December 31, 2006           24,290,000              $0.06937
                                                          =============================  ===========

The following table summarizes the outstanding and exercisable options as at December 31, 2006

                                 Exercise            Number          Weighted-average      Number
                                  prices           outstanding          remaining        exercisable
                                     $                  #            contractual life         #
                              ---------------  ------------------  -------------------- -------------
                                  0.10                580,000             0.75              580,000
                                0.05 - 0.08         6,010,000             3.00            6,010,000
                                0.05 - 0.074       17,700,000             4.81           15,000,000
                              ---------------  ------------------  --------------------  -----------
                                                   24,290,000                            21,590,000


15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2009. Rent expense for the years ended December 31, 2006 and December 31, 2005 was $154,638 and $135,155 respectively. This table shows future minimum lease commitments under the leases at December 31, 2006

                                         2007                     $      66,678
                                         2008                             9,234
                                         2009                             2,287
                                                                        -------
                                                                  $      78,199
                                                                        =======

Employment Agreements

The Company has entered into employment agreements with Mr Robert C Silzer, Chief Executive Officer, and Mr Alex Doaga, Vice President of Operations.

The agreement with Mr Silzer commences on 1 January 2007 for a period of three years and stipulates a minimum salary of US$ 250,000 per annum and other guaranteed payments of Cdn$ 14,400 per annum in addition to other discretionary payments and compensation.

The agreement with Mr Doaga provides for a salary of Cdn$ 160,000 and expires in 2008. Discretionary payments and other compensation may also be made.

Under the terms of these employment agreements, the Company is committed to the following payments:

                           2007             $        449,000
                           2008                      449,000
                           2009                      265,000
                                            ----------------
                           Total            $     1, 163,000
                                            ----------------

Legal Proceedings


On February 5, 2007 David Stratton filed a lawsuit against us in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. The employment agreement had a three-year term, renewable each year. Under the employment, Mr. Stratton was entitled to an annual base salary of CDN $150,000, options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.05 per share, a signing bonus of 300,000 shares of our common stock, certain bonuses (including bonuses based on gross sales), and sales commissions. On November 8, 2006, Mr. Stratton's employment was terminated. Mr. Stratton has set forth his claims in the Statement of Claims, which claims principally consist of the following: (i) a judgment equal to the amount of his base salary that he would have earned,
(ii) the signing bonus stock options referred to in the employment agreement,
(iii) the 300,000 signing bonus shares, (iv) special damages and punitive damages, and (v) legal fees. We have filed a statement of defense denying the claims and we intend to vigorously defend this lawsuit.

Our wholly owned subsidiary, Inforetech Golf Technology 2000 Inc. (IGT) is a defendant in a number of lawsuits principally arising from vendor debt, which in the aggregate are not material to us. IGT ceased operations in the fourth quarter of 2002 and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002.

We acquired ProShot Golf Inc. on January 12, 2001. ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted.

Liabilities relating to these two companies, however, continue to exist in our consolidated balance sheet as debt from discontinued operations and are being written off in accordance with the statute of limitations in each state in which the debt was incurred.

We have been threatened with potential litigation for an amount of approximately $155,000, which is included in accounts payable. The agreement is that further negotiations will take place before any action is taken on this balance.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our consolidated financial position or results of operations.


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


The reconciliation of the provision (recovery) for income taxes before the extraordinary loss, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:



                                                                                 2006         2005
                                                                              ----------  -----------
                                                                               $ 000's       $ 000's
                                                                              ----------  -----------
                             Expected (benefit) at U.S. statutory rates          (1,905)      (6,017)
                             Change in valuation allowance                        4,159        3,495
                             Non-deductible expenses                             (2,444)       2,522
                             Other                                                  190            -
                                                                               ----------   ----------
                             Income tax provision (benefit)                           -            -
                                                                               ==========   ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Significant components of the Company's deferred tax assets as of December 31, 2006 are as follows:

                                                     2006
                                                  ----------
                                                    $ 000's
                                                  ----------
 Net operating loss carryforwards                   16,309
 Research expenditures for Canadian tax purposes     1,170
 Stock option expense                                  350
 Allowance for bad debt                                 25
 Valuation allowance                               (17,854)
                                                  ----------
                                                         -
                                                  ==========


The Company has scientific research expenditures for Canadian income tax purposes in the amount of $3,655,000 that may be applied to reduce taxable income of future years for Canadian income tax purposes.

The Company has net operating losses for United States and Canadian income tax purposes of approximately $46,600,000, which will expire in the year 2025. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective.

         There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.


               Name                      Age                                  Position

                                                   Chairman of the Board of Directors, Chief Executive Officer,
Robert C. Silzer, Sr.                     59       President and acting Chief Financial Officer

Alex Doaga                                40       Senior Vice President, Chief Technical Officer

Michael Martin                            57       Controller

Bart Collins(1)                           45       Director, Executive Vice President

Douglas J. Wood(1)                        53       Director

Robert Linn                                        Director

Marc Potter                                        Director

(1)  Member of our Audit Committee


         Robert C. Silzer, Sr. - Chairman, President, Chief Executive Officer and Director. Mr. Silzer has served as our Chief Executive Officer, President, Chairman and Director since this company was formed in 1995. He currently also is our acting Chief Financial Officer. Prior to founding GPSI, Mr. Silzer founded XGA, an online golf store and website company in 1993. He also founded Advanced Gaming Technology, Inc. in 1992, an electronic gaming company, where he served as Chief Executive Officer until 1998. From 1986 to 1992, Mr. Silzer founded and operated the private company Supercart International. With over 30 years as an entrepreneur in the technology and other markets, Mr. Silzer has developed expertise in taking companies to market, growing start-up business, initial public offerings, raising funds, operations, marketing and international licensing.

         Alex Doaga, Senior Vice President, Chief Technical Officer. Mr. Doaga joined the Company in 1999 and has served as Vice President since 2003. From 2001-2002, Mr. Doaga was Vice President, Engineering for Synapse Global Development, a GPS wireless asset management company. From 1996-1999, Mr. Doaga was President and Chief Executive Officer of Westgate Digital Corporation, a telecommunication voice, video and data services company. From 1991 to 1996, Mr. Doaga was President and Chief Executive Officer of the Net Group of Companies, a cable TV and data communication systems group in Romania. Mr. Doaga received his MSc. Degree in Automotive Engineering from the Bucharest Polytechnic University in Romania.

         Michael Martin, Corporate Controller. Mr. Martin has served as the Corporate Controller of GPSI since April, 2004. Prior to joining GPSI he was VP Finance of Axton Manufacturing Ltd in Vancouver, BC from 2002 to 2003. From 1985 to 1987, from 1991 to 1993, and from 1996 to 2001 he provided contract consulting services to various companies in London, England and in Vancouver, British Columbia. He was also CFO for Johnson Enterprises Ltd. In Langley, B.C. from 1989 to 1991, Manager of Business Investigations of Coopers & Lybrand in Langley, B.C. from 1987 to 1989 and Controller for Galactic Resources Ltd. in Vancouver from 1983 to 1985. Before moving into industry he was a Manager with Peat Marwick Mitchell in Vancouver and Jamaica from 1977 to 1982 and articled with Viney Merretts, Chartered Accountants in London, England from 1972 to 1977. Mr. Martin is a Chartered Accountant and graduated with a B.A (Hons) from University College, London University.

         Bart Collins, Director. Bart Collins has served as a Director of GPSI since January 26, 2005 and as Executive Vice President since November 2006. Mr. Collins is President of Great White Shark Enterprises, Inc. ("GWSE"), a multi-national corporation founded by Greg Norman in 1993. GWSI is involved in the areas of golf course design, residential development, turfgrass development, golf events, golf equipment, merchandising and licensing. Having worked in some capacity with Greg Norman since 1987, Mr. Collins was retained on a full time basis by GWSE in 1995 as an International Vice President based in Sydney, Australia, overseeing GWSE's interests in the Asia-Pacific region. In 1997 Mr. Collins moved into his current position in Jupiter, Florida. Prior to joining GWSE, he spent 12 years with the sports conglomerate International Management Group ("IMG") that he joined in 1983 and became a Vice President. At the age of 31 he established and managed IMG's operation in Southeast Asia from their offices in Singapore. Mr. Collins graduated from Wittenberg University in 1983.

         Douglas J. Wood, Director. Mr. Wood has been a Director of the Company since February 26, 2003. He began his career as a financial analyst, and later, senior financial analyst for Rockwell as part of the Defense Electronic Operations department, based out of Anaheim, California. He then moved on to Kennemetal, Inc., where he served as Project Manager for International Operations, Manager of Defense Products Operations, and Marketing Manager for Metallurgical Products. He went on to become co-owner and president of Carrera Corporation, a provider of custom injection moulding manufacturing services that he owned and operated for 13 years. After the successful sale of Carrera, Mr. Wood contributed to the formation and establishment of Astro Instrumentation LLC, a leading provider of cost-effective and complete manufacturing solutions for technology and high-end corporate clients. Mr. Wood also sits on the Board of the Latrobe Foundation, the Westmoreland Trust and the Board of Trustees of Seton Hall University. Mr. Wood holds a B.A. in economics from Brown University and an M.B.A. in corporate finance and accounting from Cornell.

         Robert Linn, Director. Mr. Linn was elected as a Director of GPSI in December 2006. Mr. Linn has been the Senior Manager-Commercial of Leisurecorp LLC since May 2005. Prior thereto, from 1988 to May 2005, Mr. Linn was a project director/project manager of Associated Consulting Engineers/Sir Frederick Snow & Partners Ltd. Mr. Linn holds a B.Sc. in Civil Engineering from University of Strathclyde in his native city of Glasgow, and is a chartered member of the Institution of Civil Engineers and the Institution of Highways and Transportation.

         Marc Potter, Director. Mr. Potter was elected as a Director of GPSI in December 2006. Since January 2005, Mr. Potter has been a Senior Manager--Development and Operations of Leisurecorp LLC, a wholly owned subsidiary of Istithmar Real Estate, a Dubai World Company. Prior to joining Leisurecorp LLC, Mr. Potter assisted in the establishment of Nakheel Golf for Dubai World Company. At Nakheel Golf, Mr. Potter developed and operated Nakheel's four golf courses at Jumeirah Golf Estates. Mr. Potter has also was employed at Troon Golf where he managed golf facilities in the Middle East and U.K. Mr. Potter graduated from La Trobe University in 1996 with a Bachelor of Business degree in hospitality management.

Audit Committee

     In January, 2005 our Board of Directors established an Audit Committee. Our Board of Directors has instructed the Audit Committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. The Audit Committee is composed of Mr. Doug Wood and Mr. Bart Collins. Messrs. Wood and Collins are non-employee directors. Although Mr. Collins was, in December 2006, appointed as a part-time Executive Vice President, Mr. Collins is not an employee and is not compensated by us. However, because both Mr. Wood and Mr. Collins, directly or indirectly, have made loans to, and are otherwise parties to financial transactions with GPSI, neither of them is an "independent" member of the Audit Committee.

         Mr. Wood has been designated as the "audit committee financial expert," as defined under Item 401(h)(2) of Regulation S-K of the Securities Act of 1933, of the Audit Committee.

Special Management Provisions

         On December 29, 2006, we sold to Great White Shark Enterprises, Inc. and Leisurecorp LLC 1,574,089 Series B Shares and warrants to purchase up to 59,885,186 shares of common stock. Under the Securities Purchase Agreement we entered into with Great White Shark Enterprises, Inc. and Leisurecorp LLC, we agreed to elect two persons designated by Leisurecorp LLC to our Board of Directors, which persons shall serve as "Preferred Directors" under the Series B Shares Certificate of Designation. Leisurecorp LLC designated Mr. Marc Potter and Mr. Robert Linn as the new additional directors. Accordingly, in anticipation of the sale of the Series B Shares and warrants, on December 28, 2006 our Board of Directors increased the size of the Board of Directors to five and conditionally elected Mr. Potter and Mr. Linn as additional directors. The election of Mr. Potter and Mr. Linn became effective on December 29, 2006 immediately after the closing of the sale of the Series B Shares and warrants to Great White Shark Enterprises, Inc. and Leisurecorp LLC.

         Under the Securities Purchase Agreement we entered into with Great White Shark Enterprises, Inc. and Leisurecorp LLC, we agreed to create the office of "Executive Vice President," and agreed to elect Mr. Collins to that office. Accordingly, pursuant to the Securities Purchase Agreement, in November 2006, our Board of Directors amended our bylaws to create a new part-time office (designated as the office of the "Executive Vice President") and elected Bart Collins, one of Directors, to that office. The new office was established for the purposes of monitoring and controlling specific operations or functions. In establishing the new executive office, the Board of Directors decided that GPSI may not make any payment (or series of related payments) or agree to make any payment (or series of related payments) or issue or agree to issue any of our securities in lieu of any payment to be made by us or on our behalf (a "Securities Issuance") (a) in excess of $25,000, without the express written approval of the new Executive Vice President and (b) in excess of $100,000, without having the signature of the Executive Vice President on (x) the check or other financial instrument pursuant to which such payment will be made, on (y) the wire transfer instructions authorizing the wire transfer pursuant to which such payment will be made or (z) in the case of a Securities Issuance, specific authorization for such Securities Issuance including the number of shares or securities to be issued and the terms thereof. Pursuant to the Securities Purchase Agreement, Mr. Collins must remain the Executive Vice President until such time as our Common Stock is listed on either the Nasdaq Global Market or the Nasdaq Capital Market. Mr. Collins' obligations as the Executive Vice President are limited to providing the foregoing services on a part-time basis. Mr. Collins currently is not paid for his services as the Executive Vice President.



Code of Ethics

         Our Board of Directors has adopted a business code of ethics for directors and officers and has also adopted an Insider Trading Policy. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, 5500 152nd Street, Suite 214 Surrey, B.C. V3S 5J9 Canada.

         There are no family relationships between any of our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of the outstanding shares of our common stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

         Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2006, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis except that Mr. Robert Silzer, Sr. failed to timely file a Form 4 in connection with the December 2006 grant of options to purchase 15,000,000 shares.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

         The following table summarizes compensation paid or, or earned by our Chief Executive Officer and the other two most highly compensated executive officers (the "Named Executive Officers") whose annual compensation exceeded $100,000 as of December 31, 2006. All amounts were paid in Canadian dollars as these officers live in British Columbia, Canada and are converted in U.S. dollars based on the conversion rate in effect on December 31, 2006.


                                                    SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------
                                                    Option        All Other
                                       Salary       Awards      Compensation       Total
 Name and Principal Position   Year     ($)         ($)(2)         ($)(1)           ($)
---------------------------------------------------------------------------------------------
Robert C. Silzer, Sr., Chief   2006   208,419    $929,796(3)       15,841        1,154,056
Executive Officer, President                          -
and Chief Financial Officer    2005   207,759                      15,820         223,579

---------------------------------------------------------------------------------------------
Alex Doaga, Senior Vice        2006   137,316       41,137          6,364         184,817
President Operations & CTO
                               2005   128,733       61,650          6,008         196,391
---------------------------------------------------------------------------------------------

(1) Amounts primarily represent medical insurance premiums and payments for automobile and electronic communication device expenses.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the named executive, in 2006 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, refer to Note 4 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.

(3) Represents a five-year option to purchase 15,000,000 shares of our common stock granted on December 19, 2006 at an exercise price of $0.074 per share (the closing price of our stock on December 19, 2006), vesting.

Stock Option Grants

         The following table sets forth information as of December 31, 2006 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officer named in the Summary Compensation Table.

            OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2006
------------------------------------------------------------------------------------
                                              Option Awards
------------------------------------------------------------------------------------

                                                   Equity
                                                  Incentive
                                                    Plan
                                                   Awards:
                        Number of    Number of    Number of
                       Securities    Securities  Securities
                       Underlying    Underlying  Underlying
                       Unexercised  Unexercised  Unexercised   Option
                         Options      Options     Unearned    Exercise   Option
                           (#)           (#)       Options      Price    Expiration
        Name           Exercisable  Unexercisable    (#)         ($)        Date
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
Robert C. Silzer,     15,000,000(1)      -                      $0.074    12-18-11
Sr., Chief Executive
Officer, President
and Chief Financial
Officer

Alex Doaga, Vice       1,250,000                                 $0.05    12-25-09
President Operations
                       1,000,000                                 $0.06     5-31-11

         ___________________________
(1) Vested upon grant, December 19, 2006.

Compensation of Directors

         During the fiscal year ended December 31, 2006, we did not pay any of our directors any compensation (neither cash nor stock options) for serving on the Board of Directors.

Employment Agreements and Severance Agreements

         Robert C. Silzer, Sr. On December 19, 2006, we entered into an employment agreement with Robert C. Silzer, Sr. Mr. Silzer has been our Chief Executive Officer since 1996. Under the employment agreement, Mr. Silzer agreed to continue to act as our Chief Executive Officer during the three-year period commencing January 1, 2007. In connection with the execution of the employment agreement, we granted stock options to Mr. Silzer for the purchase of 15,000,000 shares. The options have a five-year term and an exercise price of $0.074 per share (the closing price of our stock on December 19, 2006). Under the employment agreement, Mr. Silzer will initially receive a base salary of US$250,000 per annum through September 30, 2007. Thereafter, Mr. Silzer's annual base salary will be as determined by the Compensation Committee of our Board of Directors, provided that the annual salary shall not be less than $250,000. The employment agreement provides that GPSI will review with Mr. Silzer, at least once a year and prior to September 30, his annual salary, bonus payments and benefits provided by us to him to determine the basis for any increases thereto with the objective of ensuring that the remuneration is at least at market level. Mr. Silzer will also be entitled to our company's medical and other insurance benefits, which benefits will be provided to Mr. Silzer and his family even if the employment agreement is terminated for any reason other than for "just cause" (as determined under the common law of British Columbia). Mr. Silzer will also be entitled to a car allowance of CDN$1,200 per month, an annual bonus grant, benefits, and stock options, as determined and awarded by the Board from time to time in its sole discretion. Mr. Silzer's employment agreement may be terminated by us at any time during the three-year term by paying to Mr. Silzer a lump sum amount equal to the present value (calculated using an 8% discount factor) of his salary for the unexpired period of the term, and by providing to him the amount of any performance bonus and common stock grants and options to which he is or becomes entitled. Notwithstanding the foregoing, Mr. Silzer will be entitled to a minimum payment of $1,000,000 if GPSI terminates Mr. Silzer's employment under the employment agreement without just cause. Mr. Silzer may terminate the employment agreement if a "change of control" event occurs (defined to exclude the effects of the sale of the Series B Shares on December 29, 2006) or if there is a material alteration of his duties and responsibilities without his prior written consent. A change in the location of GPSI's headquarters outside of the Vancouver, B.C. is deemed to be a material alteration unless the company provides at its expense reasonable accommodation to allow Mr. Silzer to retain his personal residence in the Vancouver, B.C. area. If Mr. Silzer is permitted to terminate the employment agreement for the foregoing reasons, Mr. Silzer shall be entitled to receive a lump sum amount equal to the present value (calculated using an 8% discount factor) of his salary for the unexpired period of the three-year term and (as well has any performance bonus and common stock grants and options to which he is or becomes entitled under the agreement); provided, however, that such payment shall be no less than $1,000,000, or $1,500,000 in the case of a change of control.

         Alex Doaga We entered into an employment agreement with Alex Doaga, our current Vice President of Operations, on September 1, 2002 for a five-year term, which was renegotiated after December 31, 2003. The agreement called for an annual salary of $80,000. This agreement was subsequently renegotiated and in 2004 Dr. Doaga earned a base salary of Cdn$140,000 per year. In January, 2005 a commitment was made to Doaga to increase this base salary to Cdn$151,000 per year effective January 1, 2005, plus to provide an annual bonus of up to 25% of his base salary, and stock options. In December 2005 Mr. Doaga was granted options to purchase 1,250,000 shares of common stock at a price of $0.05 per share. On January 1, 2006 Mr. Doaga's salary was increased to Cdn$160,000. In June, 2006 Mr. Doaga was granted options to purchase 1,000,000 shares of common stock at a price of $0.06 per share.

Stock Option Plan

         We have adopted the 2000 Stock Option Plan (the "Option Plan"). Under the 2000 Stock Option Plan we are authorized to issue a total of 10,000,000 shares as either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options to our officers, directors, employees, consultants and others performing services for us. The Option Plan is administered by our Board of Directors (or by our Compensation Committee, if the Board elects to delegate these responsibilities). The Compensation Committee/Board of Directors designates the optionees, number of options, exercise prices, dates of grant, exercise period and other terms and conditions.

         The purchase price to be paid upon exercise of each incentive stock option granted pursuant to the Option Plan shall be no less than the fair market value of the Common Stock on the date the option is granted, or 110% of such fair market value in the case of any optionee holding in excess of 10% of the combined voting power of all classes of our capital stock as of the date of grant. Provided that our Common Stock is publicly traded on an exchange or on an over the counter market, the fair market value will equal to the closing price of our Common Stock on such exchange or market on the date of grant (or on the last date preceding such date on which a sale was reported). The purchase price and method of exercise of each nonqualified option granted to officers and other key employees shall be determined by the Compensation Committee/Board of Directors. The purchase price is payable in full by cash, check, and if approved by the Compensation Committee/Board of Directors, by the surrender of shares of our Common Stock having a market value equal to the option price of the shares to be purchased, or by any other manner of cashless exercises permitted by law.

         Options granted under the Option Plan become exercisable and shall expire on such dates as determined by the Compensation Committee/Board of Directors, provided, however, that no term may exceed ten years from the date of grant, or five years from the date of grant in the case of any optionee holding more than 10 percent of the combined voting power of all classes of our capital stock as of the date of grant. After options become exercisable they may be exercised at any time or from time to time as to any part thereof. The Compensation Committee/Board of Directors may, at any time after grant of the option and from time to time increase the number of shares purchasable in any installment, subject to certain limitations.

         Options granted under the Option Plan expire on such date as the Compensation Committee/Board of Directors has determined. Options are not transferable except by will or by the laws of descent and distribution; during the life of the person to whom the option is granted, that person alone may exercise them. All rights to exercise options terminate 90 days from the date a grantee ceases to be an employee for any reason other than termination for cause, death or disability.

         If an option grantee is terminated for cause, the option terminates on the date of such termination of employment. If a grantee dies while in our employ, his or her option may be exercised at any time within one year following the grantee's death by his or her estate or by the person or persons to whom the grantee's rights under the option passed by will or operation of law, but only to the extent such option was exercisable by the grantee at the time of his or her death. Except for certain stated provisions covering termination, disability or death, no option may be exercised after the expiration of its original term.

         To date, since we had not established a Compensation Committee, the Option Plan has been administered by the entire Board. As of December 31, 2006, there were outstanding options under the Option Plan to purchase approximately 9,290,000 shares of our common stock at a weighted- average exercise price of approximately $0.062 per share.

Indemnification of Directors and Officers

         Our bylaws authorize the corporation to indemnify its directors, officers, employees and agents of the Registrant to the fullest extent permitted by the laws of the State of Nevada. Section 78.7502 of the Nevada General Corporation Law permits a corporation to indemnify any of its directors, officers, employees or agents against expenses actually and reasonably incurred by such person in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (except for an action by or in right of the corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, provided that it is determined that such person acted in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Section
78.751 of the Nevada General Corporation Law requires that the determination that indemnification is proper in a specific case must be made by:

o    the stockholders,

o the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding or

o independent legal counsel in a written opinion if a majority vote of a quorum consisting of disinterested directors is not possible or if such an opinion is requested by a quorum consisting of disinterested directors.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2007 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table under "Executive Compensation" and our directors and (c) by all executive officers and directors of this company as a group. As of March 31, 2007 there were 376,533,966 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

         As a result of (i) Shareholder Agreement, dated December 29, 2006, described below (the "Shareholder Agreement") entered into certain of the principal stockholders and (ii) rights to purchase additional shares of our Series B Shares that we granted to Great White Shark Enterprises, Inc. and Leisurecorp LLC (a subsidiary Istithmar) under a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated November 13 2006, these stockholders are deemed to beneficially own significantly more shares than they current own. Accordingly, the parties to these agreements (and their affiliates) appear to beneficially own more shares of common stock than we are authorized to issue or that are currently outstanding. For example, Leisurecorp LLC, Istithmar's subsidiary, currently owns 1,000,000 Series B Shares (which shares are convertible into 163,934,426 shares of common stock) and warrants to purchase up to 40,983,607 shares of common stock. However, because it is a party to the Shareholders Agreement (and therefore is deemed to beneficially own the shares of the other parties to that agreement), and because it has the right, exercisable until April 28, 2007, to purchase additional Series B Shares and warrants (that collectively are convertible or exercisable for an additional 204,918,033 shares of common stock), Istithmar is deemed to beneficially own 584,326,006 shares (even though we currently only have 376,533,966 shares of our common stock issued and outstanding). Further information on the effect of these agreements is provided in the footnotes below and is summarized in the "Supplementary Table on 5% Beneficial Owners"

           Unless otherwise indicated, the address for each shareholder listed in the following table is c/o GPS Industries, Inc., Suite 214, 5500 152nd St., Surrey, British Columbia V3S 5J9 Canada. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

                                                            Shares Beneficially          Percentage of Total
      Name and Address of Beneficial Owner (1)                     Owned                    Common Stock
                                                           ----------------------     --------------------------

5% Beneficial Owners
--------------------
Gregory John Norman                                          600,236,319 (1)              62.35 %
501 North A1A, Jupiter,
Florida,  33477

Great White Shark Enterprises, Inc.                          584,326,006 (2)              60.81 %
501 North A1A, Jupiter,
Florida,  33477

Istithmar  PJSC                                              584,326,006 (3)              60.81 %
P.O. Box 17000,
Dubai, UAE


Directors and Officers
----------------------
Robert C. Silzer, Sr.                                         37,240,158 (4)               9.44%

Alex Doaga                                                     3,336,000 (5)               0.88%

Doug Wood                                                     73,376,087 (6)              16.73%

Bart Collins                                                     166,667 (7)               0.04%

Robert Linn                                                           -0-                    --

Marc Potter                                                           -0-                    --

Total Directors and Officers as a Group (6 persons)         114,118, 912                  24.86%

         (1) Consists of (i) 13,822,007 shares of Common Stock held in the name of the Greg Norman Intangible Trust 12/01/2004, (ii) 188,306 shares of Common Stock held in the name of the Greg Norman Intangible Trust 12/01/2005, (iii) warrants to purchase 1,900,000 shares, which warrants are held in the name of the Greg Norman Intangible Trust 12/01/2004, and (iii) 174,489,940 shares beneficially owned by Great White Shark Enterprises, Inc. (see, footnote (2) below). Greg Norman is the principal and sole beneficiary of the Greg Norman Intangible Trust 12/01/2004, which owns all of the issued and outstanding capital stock of Great White Shark Enterprises, Inc. ("GWSE"). Mr. Norman also is the sole Director and Chief Executive Officer of GWSE. In addition, GWSE is a party to a Shareholder Agreement, dated December 29, 2006, with Leisurecorp LLC and certain other parties (the "Shareholder Agreement"). Under the Shareholder Agreement, GWSE and Leisurecorp LLC have agreed to vote their Series B Shares in favor of the election to the GPSI Board of Directors of two designees of Leisurecorp LLC and one designee of GWSE. See, "Description of Capital Stock--Shareholder Agreement." Accordingly, GWSE is deemed to have shared voting power with respect to the 409,836,066 shares of Common Stock beneficially owned by Leisurecorp LLC.

         (2) Consists of (i) 574,089 Series B Shares (convertible into 94,112,951 shares of Common Stock), (ii) warrants to purchase up to 18,901,579 shares of Common Stock, and (iii) the right, exercisable until April 28, 2007, to purchase additional Series B Shares and warrants that collectively are convertible/exercisable for an additional 61,475,410 shares of Common Stock. In addition, as a result of the voting agreement under the Shareholder Agreement, GWSE is deemed to have shared voting power with respect to the 409,836,066 shares of Common Stock beneficially owned by Leisurecorp LLC.

         (3) Consists of the following securities registered in the name of, or otherwise owned by Leisurecorp LLC: (i) 1,000,000 Series B Shares (convertible into 163,934,426 shares of Common Stock), (ii) warrants to purchase up to 40,983,607 shares of Common Stock, and (iii) the right, exercisable until April 28, 2007, to purchase additional Series B Shares and warrants that collectively are convertible/exercisable for an additional 204,918,033 shares of Common Stock. In addition, as a result of the voting agreement under the Shareholder Agreement, Leisurecorp LLC is deemed to have shared voting power with respect to the 113,014,530 shares of Common Stock issuable to GWSE upon the conversion of the 574,089 Preferred Shares owned by GWSE and the right of GWSE, exercisable until April 28, 2007, to purchase additional Series B Shares and warrants that collectively are convertible/ for an additional 61,475,410 shares of Common Stock. Leisurecorp is a direct wholly owned subsidiary of Istithmar PJSC. By virtue of its relationship with Leisurecorp, Istithmar has the power to cause Leisurecorp to vote, or to dispose of, certain securities which Leisurecorp beneficially owns. Accordingly, Istithmar may be deemed, under Rule 13d-3 under the Exchange Act, to beneficially own 584,326,006 shares of Common Stock beneficially owned by Leisurecorp LLC.

         (4) Consists of 19,166,388 shares of Common Stock, warrants to purchase 3,073,770 shares and 15,000,000 shares subject to Common Stock purchase options.

         (5) Consists of 1,086,000 shares of Common Stock, and options to purchase 2,250,000 shares.

         (6) Consists of 11,234,010 shares of Common Stock, warrants to purchase up to 12,961,749 shares of Common Stock and 300,000 Series B Shares (convertible into 49,180,328 shares of Common Stock).

         (7) Consists of 100,000 shares of Common Stock and warrants to purchase up to 66,667 shares of Common Stock. This excludes the shares owned by GWSE, of which Mr. Collins is the President.

         Supplementary Table on 5% Beneficial Owners

         The table below shows holdings excluding the impact of the provisions of both the Shareholder Agreement and the Securities Purchase Agreement. For the purposes of this table, "Shares Beneficially Owned" therefore only include (i) shares of common stock currently owned, (ii) shares of common stock that can be acquired upon the conversion of the Series B Shares, and (iii) shares of common stock that can be acquired upon the exercise of currently owned, exercisable stock purchase warrants.

                                                            Shares Beneficially          Percentage of Total
        Name and Address of Beneficial Owner                       Owned                    Common Stock
------------------------------------------------------     ----------------------     --------------------------
Gregory John Norman                                             128,924,843(1)             26.23 %

Great White Shark Enterprises, Inc.                             113,014,530                23.09 %

Istithmar  PJSC                                                 214,918,033                35.24 %
         ______________________________
         (1) These shares include shares owned by Mr. Norman and all of the
113,014,530 shares owned by Great White Shark Enterprises, Inc.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2006.

         On November 13, 2006, we obtained a $1,500,000 unsecured, short-term loan (the "$1,500,000 Loan") from Great White Shark Enterprises, Inc. ("GWSE"). During 2006, GWSE was, and currently still is, a lender to GPSI under an existing purchase order credit facility. Bart Collins, one of our directors, is the President of GWSE. The $1,500,000 Loan bore interest on the outstanding unpaid principal balance at a rate 4.83% per annum (11% per annum in the event of default), and was due and payable on the earliest to occur of (i) March 31, 2007, and (ii) the closing of the purchase by GWSE and Leisurecorp LLC of Series B Shares and warrants pursuant to that certain Securities Purchase Agreement we entered into on November 13, 2006 with GWSE and Leisurecorp. As permitted by the $1,500,000 promissory note that evidenced the $1,500,000 Loan, the entire outstanding balance of the $1,500,000 Loan was applied to the purchase price of the Series B Shares and warrants that GWSE purchased at the closing of the sale of the Series B Shares and warrants on December 29, 2006.

         On December 29, 2006, we sold a total of 1,574,089 shares of newly authorized Series B Shares and warrants to purchase up to 59,885,186 shares of common stock to GWSE and Leisurecorp LLC. The purchase price of the foregoing shares and warrants was $15,740,890. GWSE purchased 574,089 shares in consideration for $3,000,000 in cash and the cancellation of the $1,500,000 Loan. Leisurecorp paid $10,000,000 for its 1,000,000 Series B Shares and warrants by paying $5,000,000 in cash and canceling a $5,000,000 loan it had extended to us on November 13, 2006.

         In connection with the sale of the 1,574,089 shares of newly authorized Series B Shares and warrants to purchase up to 59,885,186 shares of common stock to GWSE and Leisurecorp LLC, and as a condition to the closing of that sale on December 26, 2006 (the "Closing"), Robert C. Silzer and Douglas Wood converted obligations owed to them by GPSI into our securities as follows:

o At the Closing, Mr. Silzer, our Chief Executive Officer and our Chairman of the Board, exchanged $750,000 of obligations owed to him by the company for 12,295,082 shares of Common Stock and warrants to purchase 3,073,770 shares of Common Stock. The shares of common stock were sold at the same price as the conversion price of Series B Shares ($0.061 per share). The warrants that he received with his shares of common stock were identical to the warrants issued to GWSE and Leisurecorp at the Closing. The $750,000 obligation owed to Mr. Silzer consisted of the forgiveness of a $471,560 promissory note, a $12,869 short term loan Mr. Silzer had extended to us, accrued and unpaid vacation pay of $106,643 we owed him, and accrued interest of $158,928 on the foregoing promissory note and short term loan.

o At the Closing, Douglas Wood, one of our directors, exchanged $3,000,000 of cash loans made by him during 2006 to us for (i) 300,000 Series B Shares and (ii) warrants to purchase 12,295,082 shares of Common Stock. The Series B Shares and warrants were sold for the same price as the Series B Shares and warrants sold to GWSE and Leisurecorp LLC at the Closing.

         On December 3, 2004, we entered into a Credit Agreement with Great White Shark Enterprises, Inc. ("GWSE") for GWSE to provide a Term Loan of $3,000,000 to GPSI. These funds were received by GPSI as follows: $1,000,000 on November 22, 2004 and the balance of $2,000,000 on December 3, 2004 (less outstanding service fees owed by us to GWSE to December 31, 2004 of $548,750 pursuant to a Merchandising Agreement dated April, 2003). Collateral for the loan was (a) a first priority security interest in (a) all of the shares of the capital stock of Optimal, (b) a second security interest in the Optimal Patents and (c) a first security interest in the Pinranger Patents acquired by us pursuant to an Agreement dated July 2, 2004 between GPSI and Pinranger (Australia) Pty. Ltd. and PagiSat, LLC.

         On December 29, 2006, at the closing of our sale of the Series B Shares, GWSE purchased $3,000,000 of our Series B Shares and warrants and also simultaneously converted the remaining outstanding principal amount of the Term Loan, and another outstanding short term loan, into 274,089 Series B Shares in full settlement of the principal balance due. For a period of two years from the conversion date GWSE will continue to receive 20% of the license payments we receive as a result of the licenses we have granted under the Optimal patents, which interest in the license payment that we receive will increase thereafter to 40% of the license payments for the remaining life of the patents.

         In March 2004 we entered into an agreement with Douglas J. Wood, one of our directors, and two other persons pursuant to which they provided the security we needed to obtain a $1,000,000 line of credit from HSBC Bank Canada to be used for manufacturing purposes. On June 22, 2006 this line of credit was increased to $1,400,000. As of December 31, 2006, we had drawn down $1,433,864 under this line of credit. As consideration for the security provided, we agreed to pay Mr. Wood and the others 15% per annum of the maximum amount outstanding during any month, payable 50% in cash and 50% in shares of common stock, which shares were issued at a 10% discount to market based on the seven day average price prior to each quarter end. In addition, we agreed to issue to Mr. Wood and the two other persons warrants to purchase 666,667 shares of common stock at $0.15 per share. We also granted Mr. Wood and the two others a security interest in all of our inventory. This letter of credit and our agreement with Mr. Wood expired February 28, 2007, at which point the line of credit was removed. As of December 31, 2006, we owed approximately $1,923,646 to Doug Wood and the Wood Family Trust as unpaid interest on the foregoing line of credit arrangement and as principal and interest under other short-term loans that Mr. Wood advanced to us. This amount includes interest, payable at 8% per annum.

         As of December 31, 2006 we owed approximately $27,723 to Robert C. Silzer, Sr. This amount includes accrued interest, payable at 8% per annum.

ITEM 13. EXHIBITS

Exhibit Number          Description

3.1                     Articles of Incorporation as filed with the Nevada Secretary of State on December 12,
                        1995 (1)

3.2                     Certificate of Amendment to the Articles of Incorporation as filed with the Nevada
                        Secretary of State on January 3, 2000 (2)

3.3                     Certificate of Amendment to the Articles of Incorporation as filed with the Nevada
                        Secretary of State on January 20, 2000 (2)

3.4                     Certificate of Amendment to Articles of Incorporation (8)

3.5                     Bylaws (1)

3.6                     Amendments to Bylaws (5)

3.7                     Amendment to Bylaws (7)

4.1                     Certificate Of Designation Of Series B Convertible Preferred Stock (5)
4.2                     Form of Warrant to Purchase Common Stock (5)
10.1                    Securities Purchase Agreement, dated as of September 20, 2005 (3)

10.2                    Registration Rights Agreement, dated as of September 20, 2005 (3)

10.3                    Guaranty and Pledge Agreement, dated as of April 7, 2005 (3)

10.4                    Security Agreement dated as of September 20, 2005 by and between the Company and the
                        Secured Party named therein (3)

10.5                    Intellectual Property Security Agreement dated September 20, 2005 by and between the
                        Company and Secured Party named therein (3)

10.6                    Form of Callable Secured Convertible Note (3)

10.7                    Form of Warrant issued in connection with the Callable Secured Convertible Notes (3)

10.8                    First Amendment to Stock Purchase Agreement, dated as of May 28, 2005 by and among
                        Optimal Golf Solutions, Inc., Darryl Cornish, Charles Houston, and the Company (9)

10.9                    Securities Purchase Agreement, dated November 13, 2006, by and among GPS Industries,
                        Inc. and the purchasers named therein (5)

10.10                   Form of Registration Rights Agreement, dated December 29, 2006, between the Company,
                        Great White Shark Enterprises, Inc., Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas
                        Wood (5)

10.11                   Form of Promissory Notes to be issued to Great White Shark Enterprises, Inc. and
                        Leisurecorp LLC (5)

10.12                   Agreement, dated November 8, 2006, by and among GPS Industries, Inc. and the note purchasers set forth on the signature page thereof regarding the repayment of the
                        Callable Secured Convertible Notes (5)

10.13                   Settlement Agreement dated October 26, 2006 among GPS Industries, ProLink Solutions LLC,
                        Elumina Iberica S.A. and Elumina Iberica Limited (6)

10.14                   Shareholder Agreement, dated December 29, 2006, between the Company, with Great White
                        Shark Enterprises, Inc., Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas Wood (7)

10.15                   Second Amendment to Stock Purchase Agreement dated as of December 8, 2006 by and among the Company, the Sellers an Optimal Golf Solutions, Inc. (4)

10.16                   Employment Agreement, dated December 19, 2006, between GPS Industries, Inc. and Robert
                        C. Silzer, Sr.**

21.1                    Subsidiaries of GPS Industries, Inc. (9)

23.1                    Consent of Sherb & Co.**

31.1                    Certification of the Registrant's Principal Executive
                        Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2                    Certification of the Registrant's Principal Financial
                        Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1                    Certification of the Registrant's Principal Executive
                        Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**


32.2                    Certification of the Registrant's Principal Financial
                        Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Indicates a management contract or compensatory plan or arrangement.

** Filed with this Annual Report on Form 10-KSB.
(1) Previously filed by us on June 4, 1999 as an exhibit to our Registration Statement on Form 10SB12G and incorporated herein by reference.

(2) Previously filed by us on April 14, 2000 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.

(3) Previously filed by us on September 26, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4) Previously filed by us on December 15, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5) Previously filed by us on November 17, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6) Previously filed by us on November 1, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7) Previously filed by us on January 8, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8) Previously filed by us on December 12, 2006 as an appendix to our proxy statement.

(9) Previously filed by us on October 21, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Audit Committee has appointed Sherb & Co. as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The following table shows the fees that were paid or accrued by us for audit and other services provided by Sherb & Co. for the 2005 and 2006 fiscal years.

                                                                                2005             2006
                                                                            -------------    -------------
Audit Fees (1) ....................................................            $50,500          $73,500
Tax Fees (2).......................................................            $20,000          $10,000
All Other Fees (3).................................................            $14,590          $11,250
                                                                            -------------    -------------
Total.....................................................................     $85,090          $94,750
                                                                            =============    =============

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2005 and 2006 fiscal years.

(2) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(3) All other fees include services rendered in connection with the review of our Registration Statements and Edgarization services for our SEC Edgar filings.

         All audit related services, tax services and other services rendered by Sherb & Co. were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by Sherb & Co. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Sherb & Co.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GPS INDUSTRIES, INC.

                             By:       /s/ Robert C. Silzer, Sr.
                                           Robert C. Silzer, Sr.
                                           President and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                Signature                                     Title                               Date
/s/ Robert C. Silzer, Sr.                   President & Chief Executive Officer         April 16, 2007
-------------------------                   (Principal Executive Officer)
Robert C. Silzer, Sr.

/s/ Michael Martin                          Controller                                  April 16, 2007
-------------------------                   (Principal Accounting Officer)
Michael Martin

/s/ Bart Collins                            Director                                    April 16, 2007
-------------------------
Bart Collins

/s/ Douglas J. Wood                         Director                                    April 16, 2007
-------------------------
Douglas J. Wood

/s/ Robert Linn                             Director                                    April 16, 2007
-------------------------
Robert Linn
