Form 10QSB
period 2007-03-31
GPS INDUSTRIES, INC.
filed 2007-05-21
CIK 29233

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

                                   FORM 10-QSB

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-30104
                                                ---------

                              GPS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  Nevada                             88-0350120
    -------------------------------           ----------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification Number)

           5500 152nd Street, Suite 214
                Surrey, B.C. Canada                    V3S 5J9
    -----------------------------------------        ------------
     (Address of principal executive offices)        (Zip Code)

                                 (604) 576-7442
              (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On May 17, 2007, there were 376,533,966 shares of common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                     GPS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited):
            Consolidated Balance Sheet at March 31, 2007                   F-2
            Consolidated Statements of Operations for the
             three months ended March 31, 2007 and 2006                    F-3
            Consolidated Statements of Cash Flows for the
             three months ended March 31, 2007 and 2006                    F-4
            Notes to Consolidated Financial Statements               F-5 TO F-14

Item 2.    Management's Discussion and Analysis or Plan of Operation      15-27

Item 3.    Controls and Procedures                                          29

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                29

Item 2.    Unregistered Sales of Equity and Use of Proceeds                 29

Item 6.    Exhibits                                                         29

SIGNATURES                                                                  30

ITEM 1. FINANCIAL STATEMENTS



                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2007
                                   (Unaudited)


Assets

Current
 Cash                                                            $       45,429
 Accounts receivable                                                  2,609,967
 Inventories                                                          1,764,925
 Prepaid expenses and other current assets                              192,004
                                                                  --------------
  Total current assets                                                4,612,325

Long-term accounts receivable                                           258,122

Property and equipment, net                                              87,864

Patents                                                               1,203,246

Deferred implementation costs                                           135,688
                                                                  --------------
                                                                 $    6,297,245
                                                                  ==============

Liabilities and Stockholders' Deficit

Current liabilities
 Bank indebtedness                                               $    1,951,905
 Deferred Revenue                                                       623,712
 Short term loans                                                     1,269,560
 Short term loan from related party                                   1,572,165
 Accounts payable and accrued liabilities                             5,359,235
 Promissory notes - related parties                                      12,582
                                                                  --------------
                                                                     10,789,159

Liabilities related to discontinued operations
(Chapter 7 proceedings filed in 2002)
Promissory note payable                                               1,274,757
Accounts payable and accrued liabilities                                638,293
Loans payable to related parties                                        258,000
Capital lease obligations ( in default)                                  29,467
                                                                  --------------
                                                                      2,200,517
                                                                  --------------
          Total current liabilities                                  12,989,676
                                                                  --------------

Stockholders' deficit
 5% Convertible Series A Preferred Shares,
    $.001 par value, 15,000,000 authorized,
    Issued and outstanding - None                                             -
 Series B Convertible Preferred Shares,
    $10 par value, 4,000,000
    authorized, 1,874,089 issued and outstanding                     18,740,890
 Class A common stock, $.001 par value,
    1,600,000,000 authorized
    373,833,966 issued and outstanding                                  373,834
 Accumulated other comprehensive income                                 722,295
 Additional paid-in capital                                          55,185,681
 Accumulated deficit                                               ( 81,715,131)
                                                                  --------------
          Total Stockholder's Deficit                               ( 6,692,431)
                                                                  --------------
                                                                 $    6,297,245
                                                                  ==============


See accompanying notes to unaudited consolidated financial statements
                                      F-2

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Three Months Ended March 31
                                            -----------------------------------
                                                  2007               2006
                                            ---------------     ---------------
                                               (Unaudited)       (Unaudited)

Revenue                                        $ 2,256,887       $   826,091

Cost of Goods Sold                               1,433,464           433,257

Installation Costs                                 223,259            70,394

                                            ---------------     ---------------
Gross Profit                                       600,164           322,440
                                            ---------------     ---------------

Operating Expenses
 General and Administrative Expenses               944,143           936,763
 Depreciation and amortization                      91,873            84,143
 Sales and marketing                             1,256,981           645,594
 Operations, Engineering and
  Research & Development                           993,163           632,226
                                            ---------------     ---------------
                                                 3,286,160         2,298,726
                                            ---------------     ---------------

Loss Before Other Income (Expense)             ( 2,685,996)      ( 1,976,286)
                                            ---------------     ---------------

Other Income (Expense)
 Finance costs                                    ( 21,635)         ( 54,112)
 Interest expense                                ( 294,161)        ( 999,897)
 Derivative liabilities -
  decrease in fair value                               -           1,262,415
 (Loss)/Gain on foreign exchange                    13,506             ( 290)
 Gain on extinguishment of debt                    108,199            87,950
                                            ---------------     ---------------
                                                 ( 194,091)          296,066
                                            ---------------     ---------------

Net Loss                                     $ ( 2,880,087)  $   ( 1,680,220)
                                            ===============     ===============

Loss per common share -
 basic and diluted                           $     ( 0.01)   $      ( 0.01)
                                            ---------------     ---------------


Weighted average number of common shares
 outstanding -
  basic and diluted                            368,430,929       286,870,323
                                            ===============     ===============


See accompanying notes to unaudited consolidated financial statements
                                      F-3

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            For the Three Months Ended March 31
                                            -----------------------------------
                                                2007                 2006
                                            ---------------     ---------------
                                               (Unaudited)       (Unaudited)

Cash Flow From Operating Activities

 Net loss from operations                       $ ( 2,880,087)  $ ( 1,680,220)

 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                       91,873          84,143
   Amortization of deferred compensation               56,316          56,316
   Loss on extinguishment of debt                           -          77,017
   Expenses paid by issuance of stock                       -         115,380
   Expenses paid by issuance of stock options          49,180               -
   Decrease in fair value of derivative liabilities         -     ( 1,262,415)
   Amortization of debt discount                            -         595,867
   Amortization of finance costs                        1,674          87,140

  Changes in operating assets and liabilities:
   Inventories                                      ( 291,380)      ( 380,601)
   Accounts receivable                            ( 1,496,515)        282,687
   Long-term accounts receivable                       15,621        ( 13,288)
   Prepaid expenses and deposits                      196,152        ( 88,459)
   Deferred implementation costs                     ( 19,341)       ( 13,596)
   Accounts payable and accrued liabilities         ( 331,596)        571,847
   Discontinued operations -
    accounts payable and accrued liabilities        ( 108,198)      ( 164,967)
   Deferred Revenue                                   196,338         209,309
                                                 -------------     -------------
Net Cash Used In Operating Activities             ( 4,519,963)    ( 1,523,840)
                                                 -------------     -------------
Cash Flow From Investing Activities
 Purchase of property and equipment                   ( 8,097)       ( 20,272)
 Investment in Optimal Golf Solutions Inc.          ( 806,652)             -
                                                 -------------     -------------
Net Cash Flow Used In Investing Activities          ( 814,749)       ( 20,272)
                                                 -------------     -------------
Cash Flow From Financing Activities
 Subscription receivable                            5,000,000               -
 Proceeds from loans and bank indebtedness          ( 432,414)      1,475,291
 Repayments of loans                              ( 1,383,665)         8,511
                                                 -------------     -------------
Net Cash Flow Provided By Financing Activities      3,183,921       1,483,802
                                                 -------------     -------------

Net Decrease In Cash                              ( 2,150,791)       ( 60,310)

Cash, Beginning Of Period                           2,196,220         131,174
                                                 -------------     -------------

Cash, End Of Period                             $      45,429     $    70,864
                                                 =============     =============

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                        $     294,161     $   404,030
                                                 =============     =============
  Cash paid for taxes                           $        -        $        -
                                                 =============     =============

Non-Cash Investing And Financing Activities
  Common stock issued for investment
   in subsidiary                                $   1,653,329     $        -
                                                 =============     =============


See accompanying notes to unaudited consolidated financial statements
                                      F-4

                      GPS Industries, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                   Three months ended March 31, 2007 and 2006
                                  (Unaudited)

1. Organization and Basis of Presentation

     Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

     Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

     Business - The Company is a golf course management technology company. It owns the rights to both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology that it markets through it's sales offices in the USA, and through sales distributors in the USA, UK and Europe, Australia, South Africa and Asia. It's portable product, the "Inforemer", is connected through a wireless link to golf course management information systems that are marketed as part of its golf course suite of products. The Inforemer is capable of exhibiting continuously updated advertising. The Company currently generates most of its revenues from the sale and installation of its GPS and wireless products and software tools. To a lesser extent, it also generates revenues from licensing to third parties certain of the patents that it owns on golf course technologies. The Company's business plan is to establish a substantial base of golf course clients (either through the sale of golf course systems or through acquisitions of other companies) and to thereafter generate recurring revenues from (i) selling advertising for exhibition on the Informer units used at those golf courses, and (ii) from other revenue generating golf course programs, such as the Fire At The Flag(TM) program. At March 31, 2007, substantially all of the Company's assets and operations were located in Canada.

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

2. Going Concern

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at March 31, 2007 and December 31, 2006. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent registered certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2006, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

     The Company's liquidity and capital resources were substantially improved on December 29, 2006 by the sale of $15,740,890 of newly authorized Series B Convertible Preferred Stock (the "Series B Shares") and warrants to Great White Shark Enterprises, Inc. ("GWSE") and Leisurecorp LLC and by the concurrent sale of the Series B Shares to Douglas Wood, one of its directors, in exchange for, and as payment for $3,000,000 of cash loans he had previously made to it. The $3,000,000 of loans were repaid through the issuance of 300,000 Series B Shares and warrants to purchase 49,180,328 shares of common stock to Mr. Wood. Also, on December 29, 2006 Robert C. Silzer, the Company's Chief Executive Officer, cancelled $750,000 of obligations owed to him in exchange for 12,295,082 shares of common stock and warrants to purchase 3,073,770 shares of common stock. A portion of the cash proceeds of the foregoing sales of securities were used to reduce indebtedness, and the balance is being used for working capital to fund operations.

     In connection with the foregoing purchase of Series B Shares by GWSE and Leisurecorp, the Company agreed to give GWSE and Leisurecorp each the right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in the shares of Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase a total of $12,500,000 of additional shares of Series B Stock and warrants, and the closing of the purchase of the $12,500,000 additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness the Company owed to GWSE. Leisurecorp is required to repay the Note as follows: $2,000,000 on or before June 30, 2007; $4,000,000 on or before October 31, 2007; and the remaining $4,000,000 on or before December 31, 2007. The Company has agreed to use approximately $5.5 million of the future Note payments to repay most of its currently outstanding indebtedness (other than trade accounts payable and accrued operating liabilities incurred in the ordinary course of operations).

3. Summary of Significant Accounting Policies

Revenue Recognition -

     The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as contract labour, travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Operations, Engineering, Research and Development", all such costs are expensed as they are incurred.

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

     The Company expenses stock options and warrants under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (SFAS 123(R)). Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements -

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

4. Debt

Bank Indebtedness

     Effective June 27, 2003, the Company obtained a bank line of credit for $1,485,000 to fund its operations. As of March 31, 2007, the Company had borrowed approximately $1,951,805 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and is currently renewed to July 31, 2007. As consideration for renewing the standby bank letter of credit, the Company has issued to Hansen Inc. common stock purchase warrants to purchase
1,500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. In addition the Company extended 2,000,000 previously issued warrants which expired in 2006 to expire in 2008 at a price of $0.05. $75,416, the fair value of these common stock purchase warrants, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the twelve months ended December 31, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter..

     Effective March 23, 2004, the Company entered into a Reimbursement Agreement with Douglas J. Wood, Daniel S. Wood and James Liken (the Secured Party) to have them secure a new $1,000,000 line of credit to be used for manufacturing purposes. The security provided was a Letter of Credit from Citicorp North America Inc. The Company's bankers, HSBC Bank Canada, provided the Company this new line of credit on April 29, 2004 based on the security provided, on which interest at prime plus one half of one percent interest was payable. On June 22, 2006 this Letter of Credit was increased to $1,400,000. As consideration for the security provided, the Company agreed to pay the Secured Party 15% per annum of the maximum amount outstanding in the month, payable 50% in US$ and 50% in common shares of the Company, issued at a 10% discount to market based on the seven day average price prior to each quarter end. Beginning July 2006 the consideration was 100% paid in cash. The Company has accrued this consideration to February 28, 2007. Additionally the Company agreed to issue 666,667 warrants to purchase common stock of the Company at $0.15 per common share. The Company also granted the Secured Party a security interest in all the Company's inventory. This letter of credit, along with its related Reimbursement Agreement, was subsequently renewed until February 28, 2007, at which point it expired and the line of credit was removed.

Short-Term Loans

     As of March 31, 2007 the Company has $2,841,725 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The largest of these, amounting to $1,572,165, is from a director and stockholder.

Purchase Order Financing

     In January 2006 the Company entered into an agreement with Great White Shark Enterprises to obtain purchase order financing on confirmed sales orders. As of March 31, 2007 the Company owed $554,560 on this purchase order financing line of credit. The Company pays 18% per annum interest for the period the advance is required. Additionally the lender receives 100,000 shares for each $250,000 advanced. The balance of $554,560 owing under this financing line at March 31, 2007 is included in the balance of $1,269,560 owed on Short Term Loans.

Liability Associated with Acquisition of Optimal Golf Solutions, Inc.

     On November 19, 2004 the Company acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation owned by Darryl Cornish and Charles Huston ("Optimal Shareholders"), for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable as follows:
$100,000 on signing a Letter Of Intent on November 8, 2004, $1,000,000 on closing, a stock payment of 9,000,000 restricted common shares of GPSI valued at $2,250,000 using a minimum price of $.25 per share and a final stock payment of $1,900,000 representing 7,600,000 common shares of GPSI using a minimum price of $.25 per share. These shares could be sold after the effectiveness of a registration statement and in accordance with a Leakage Agreement. The final purchase price may vary, however, depending on the price that the Optimal Shareholders receive for the shares they sell. The obligation to pay the deferred purchase price was secured by a first security interest in the Optimal patents as described below.

     The first stock payment of 9,000,000 shares could be sold (in accordance with the Leakage Agreement) over 180 trading days. If the former Optimal shareholders sold their shares and received less than the target price of $.25 per share, then the Company was required to issue additional shares to make up the difference (or cash under certain conditions).

     The second stock payment was to be issued at a 15% discount to market price at the time of issuance and can be sold into the market by the Optimal
Shareholders over a further 180 trading days. On May 28, 2005 the Company entered into a First Amendment to Stock Purchase Agreement whereby it was granted up to six months of additional time to have a Registration Statement declared effective. As consideration for this extension, the Company agreed to pay $100,000 per month until the Registration Statement was declared effective, which would be applied to the balance owing which was to be settled with the second stock payment. The Company paid a total of $600,000 to the Optimal Shareholders under this amendment. However, because the Registration Statement was not filed by September 30, 2005, the Company lost the benefit of the reduction in the balance of the second stock payment and of any amounts realized from the sales of the first stock payment over $3,250,000 (the "cap"), which was to reduce the amount to be paid in the second stock payment.

     The Company agreed to use its best efforts to file and cause to have effective a Registration Statement covering the resale of the shares issued. If the Registration Statement was not effective by June 30, 2005, the Company was obliged to pay cash of $2,250,000 plus interest over eight monthly installments of $250,000 each starting June 1, 2005. In that case, the first stock payment of shares would be returned to the Company. If the Registration Statement were not effective by September 30, 2005, then it would also pay cash to the Optimal Shareholders (in lieu of a second stock payment) of $1,900,000 plus interest in eight monthly payments of $237,500 commencing on October 1, 2005.

     Because the Company did not have the Registration Statement filed by September 30, 2005, it agreed to register the resale of the 9,000,000 shares issued for the first stock payment and an additional 31,000,000 shares to cover the shares issuable for the second stock payment and the additional shares that must be issued to cover decrease in the market price of its common stock which had a closing bid price of $0.065 on December 31, 2005. The Company filed the SB2 Registration Statement covering these shares on October 20, 2005 and it was declared effective by the SEC on December 7, 2005.

     Upon receipt of the first $727,000 of net proceeds from the sale of shares issued to the Optimal Shareholders for the second stock payment, this amount will be forwarded to the Company's attorney to be held in escrow for a period of 18 months from closing to partially secure the shareholders indemnification obligations to GPSI under the Agreement.

     The trading period for the first stock payment expired on August 22, 2006. Based upon the receipts from the sale of the first stock payment during the trading period the Company had a liability to the Optimal Shareholders for the balance of the first stock payment of approximately $1.65 million at that date. The Company also has a liability to issue approximately 30,400,000 shares to the Optimal Shareholders to fund the second stock payment liability of approximately $1.65 million. Subsequent to August 22, 2006 the Company paid the Optimal Shareholders $300,000 of the liability under the first stock payment and they in turn agreed to sell the remaining balance of the unsold shares they still held from the first stock payment and to apply the proceeds against the liability for the balance due. These subsequent sales reduced the remaining liability under the first stock payment to $806,852 which was paid in January 2007. On January 16, 2007 the Company issued 30,392,082 shares to satisfy the liability to issue shares for the second stock payment. Full satisfaction of this liability will depend on the Optimal Shareholders receiving sufficient funds from the sale of the second stock payment shares to pay down the remaining liability in full. Based on the market price of the Company's stock at March 31, 2007 the remaining liability would be satisfied in full from the sale of the shares issued for the second stock payment.

     Optimal was primarily engaged in the business of holding patents relating to GPS technology for the golf industry. Optimal held an important U.S. patent no. 5,364,093 which was issued on November 15, 1994 for a Golf Distance Measuring System and Method. They also owned U.S. Patent No. 5,751,244 which was for the Method and Apparatus for Calibration of a GPS Receiver. Optimal had also made a Canadian patent application no 2,134,737 entitled Method and Apparatus for Message Display on a Golf Course. The 093 Patent has been licensed to six companies, of which two currently pay annual licensing fees. All license payments received were required to be forwarded to Great White Shark Enterprises until their loan in the amount of $3,000,000, plus interest owing of 10% per annum, was fully repaid. This loan was converted to Series B Convertible Preferred Shares on December 29, 2006. Great White Shark is entitled to 20% of all patent license payments received through December 31, 2008, at which time their share of these fees will be increased to 40% for the remaining life of the patents. The Company has accrued this liability to March 31, 2007. The Company expects to license the 093 Patent on a non-exclusive basis to other GPS based golf system providers.

Other Debt Related Activity

Derivative Liabilities

     During the year ended December 31, 2005, the Company recognized derivative liabilities of approximately $9.5 million pursuant to the issuance of $3,720,000 in Secured Convertible Notes ("the Notes") and the granting of certain registration rights which provided for liquidated damages and a default premium in the event of failure to timely register or deliver the shares in connection with the issuance of the Notes and the related Warrants. The recognition of these derivative liabilities is more fully described in the 10-KSB for the year ended December 31, 2005.

     The fair value of the derivative liabilities recorded at December 31, 2005 amounted to $9,460,366. The fair value of the derivative liabilities at March 31, 2006 amounted to $8,197,951. The decrease in the fair value of the derivatives in the period amounting to $1,262,415 was recorded as other income for the period. The Company repaid the Notes in November 2006 which eliminated the derivative liabilities. Accordingly there is no income or expense arising from the fair value of the derivative liabilities in the period ended March 31, 2007.

5. Liabilities Related to Discontinued Operations

     As a result of the bankruptcy of Inforetech Golf Technology 2000 Inc. the Company has recorded accounts payable and accrued liabilities of $338,207 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

     As a result of the Proshot acquisition and subsequent bankruptcy, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $300,086. All such liabilities are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

     In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

     During the three months ended March 31, 2007 and 2006, the Company wrote off trade debts arising from discontinued operations amounting to $108,199 and $87,950 respectively. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

6. Legal Proceedings

     On February 5, 2007 David Stratton, a former employee, filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with the Company on June 12, 2006 pursuant to which the Company employed Mr. Stratton as Vice President, Sales. The employment agreement had a three-year term, renewable each year. Under the employment, Mr. Stratton was entitled to an annual base salary of CDN $150,000, options to purchase up to 1,500,000 shares of common stock at an exercise price of $0.05 per share, a signing bonus of 300,000 shares of common stock, certain bonuses (including bonuses based on gross sales), and sales commissions. On November 8, 2006, Mr. Stratton's employment was terminated. Mr. Stratton has set forth his claims in the Statement of Claims, which claims principally consist of the following: (i) a judgment equal to the amount of his base salary that he would have earned, (ii) the signing bonus stock options referred to in the employment agreement, (iii) the 300,000 signing bonus shares, (iv) special damages and punitive damages, and (v) legal fees. The Company has filed a statement of defense denying the claims and intends to vigorously defend this lawsuit.

     The Company may occasionally become subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of any disputes that may arise, and the Company cannot predict whether any liability arising from claims and litigation will be material in relation to the consolidated financial position or results of operations.

7. Capital Stock Transactions

     On January 16, 2007 the Company issued 30,392,082 shares of common stock valued at $1,653,329 under the terms of a contract for the purchase of certain patents.

     All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under
Section 4 (2) and regulation D.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Statements

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

Introductory Comment

         Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our," and "our company" refer to GPS Industries, Inc., a Nevada corporation, and, unless the context indicates otherwise, also includes our subsidiaries.

Overview

         We are a golf course management technology company. We own the rights to both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology that we market through our sales offices in the USA, and through sales distributors in the USA, UK and Europe, Australia, South Africa and Asia. Our portable product, the "Inforemer", is connected through a wireless link to golf course management information systems that are marketed as part of our golf course suite of products. The Inforemer is capable of exhibiting continuously updated advertising. We currently generate most of our revenues from the sale and installation of our GPS and wireless products and software tools. To a lesser extent, we also generate revenues from licensing to third parties certain of the patents that we own on our golf course technologies. Our business plan is to establish a substantial base of golf course clients (either through the sale of our golf course systems or through acquisitions of other companies) and to thereafter generated recurring revenues from (i) selling advertising for exhibition on the Informer units used at those golf courses, and
(ii) from our other revenue generating golf course programs, such as our Fire At The Flag(TM) program.

Critical Accounting Policies

         Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

         Our significant accounting policies are summarized in Note 3 of our consolidated financial statements for the period ended March 31, 2007.

Results of Operations

Comparison of Three Months Ended -
March 31, 2007 vs.Three Months Ended March 31, 2006

     Revenue - Revenue during both the three month period ended March 31, 2006 (the "2006 fiscal quarter") and the three month period ended March 31, 2007 (the "2007 fiscal quarter") were comprised of (i) sales generated from our Inforemer product, (ii) service contract fees we received in connection with the sale of the Inforemer, and (iii) patent license fees received by us and Optimal Golf Solutions, Inc., one of our subsidiaries, for the right to use certain of our patented technologies. For the 2007 fiscal quarter, we recorded total revenue of $2,257,000, compared to $826,000 during the 2006 fiscal quarter. This 173% increase in revenue is primarily attributable to a 200% increase in the number of sales and installations of our Inforemer products and related golf management system. The increase in sales reflects increased marketing and sales efforts, the growing reputation of our system and our changed pricing and sales structure. During 2006, we instituted a two-tiered pricing structure for our golf course sales, which structure was not in effect during the 2006 fiscal quarter. The new price structure offers purchasers of our products the ability to purchase our golf course management package at a discounted price in exchange for granting us the right to provide advertising on the Inforemer units used at their golf course and the right to operate our Fire At The Flag(TM) program at their golf course (we refer to this discounted price sales program as our ACE program). Although we generate less revenue from each sale under the ACE program, it is our goal to generate longer term recurring revenues from these sales by selling advertising for those Inforemer units and by operating the Fire At The Flag(TM) program at those courses. We are still implementing both the advertising and Fire At The Flag(TM) program and have not yet generated material revenues from these sources. However, our plan is to make these recurring revenues a material portion of our future revenues. Approximately two-thirds of the sales during the 2007 fiscal quarter were sales under the ACE program at the discounted price. These discounted sales reduced our current sales revenues and decreased our gross margins, but are expected to provide longer term financial returns. In the 2007 fiscal quarter we also realized $198,500 of revenue of license payments, in the 2006 fiscal quarter we received $146,000 in license payments. We currently anticipate that revenues will increase in the remaining periods of current fiscal year ending December 31, 2007 compared to last fiscal year as a result of our prior marketing efforts that are generating an increase in Inforemer orders and as a result of our new advertising and Fire At The Flag(TM) program initiatives.

     Cost of Goods Sold - Cost of goods sold represents the cost we pay for our Inforemer products. Cost of goods sold for each Inforemer unit remained substantially the same in the 2007 fiscal quarter compared to the 2006 fiscal quarter. However, because two-thirds of our sales were under our discounted price ACE program (and the sales price of each Inforemer unit was therefore less), as a percentage of revenues cost of goods sold increased from 52% to 64%. We currently anticipate that our cost of manufacturing the Inforemer will improve in the current fiscal year due to our anticipated increase in sales and our improved financial condition, which will allow us to obtain better terms from our vendors.

         Installation Costs - These costs represent our cost of delivering and installing our equipment at our customers' sites and costs of third party services we incur in the installation of systems that we sell to our customers. Since we install our system in various countries, we often need the assistance of local licensed trades to install those systems. We are improving our installation procedures and believe that we have lowered both our in-house and our third party installation costs in the 2007 fiscal quarter compared to the 2006 fiscal quarter. However, because two-thirds of our sales were at a lower price than last year because those clients elected to purchase our Inforemer package under our ACE program, as a percentage of sales, installation costs increased.

         General and Administrative Expenses - General and administrative expenses increased by $7,000 in the 2007 fiscal quarter compared to the 2006 fiscal quarter. General and administrative expenses increased as the result of increases in personnel, professional fees and also the costs of the financing initiatives undertaken in 2006. These increases were partially offset by reductions in third party consulting fees and non-cash, stock compensation.

         Depreciation and Amortization - Depreciation and amortization increased by $8,000 or 9% in the 2007 fiscal quarter compared to the 2006 fiscal quarter as a result of an increase in the equipment being depreciated. Our patents are being amortized over the remaining life of the patents.

         Selling and Marketing Expenses - Selling and marketing expenses increased by 95% to $1,257,000 in the 2007 fiscal quarter compared to $646,000 in the 2006 fiscal quarter. The increase was attributable to a general increase in sales activities, including in particular an increase in attendance at trade shows. We also have increased our advertising and our expenditures on marketing materials. Our sales commissions also increased in the 2007 fiscal quarter, as sales increased over the prior year.

         Operations, Engineering, Research & Development Expenses - Operations, engineering, research and development expenses in the 2007 fiscal quarter increased by $361,000 (or 57%) over the 2006 fiscal quarter. Major factors in this increase were the engineering and continuing development cost of the Inforemer product, which included increased costs in personnel, consultants and computer software development. Service costs as a result of the increased number of Inforemer systems installed also increased. We are currently completing major improvements in the functionality of our Inforemer, including upgrading the computing power of our Inforemer units, the visual appearance of the units, the ability of the units to stream video and play sound, and the ability to remotely accept charge card payments. These improvements are expected to enhance the advertising that can be exhibited on the Inforemer units and, thereby, to increase the amount of advertising we will be able to sell for exhibition on those units.

         Loss from Operations - Despite a $278,000 increase in gross profits in the 2007 fiscal quarter to $600,000, our loss from operations increased by $710,000 in the 2007 fiscal quarter over the loss from operations in the 2006 fiscal quarter. The increase in loss from operations in the 2007 fiscal quarter was due primarily to the lower gross margins as a result of the lower sales price of our products under our newly instituted ACE program. The $611,000 increase in sales and marketing and the $361,000 increase in Operations, Engineering and Research & Development also contributed to the increased loss. We currently anticipate that our revenues will increase in the fiscal year ended December 31, 2007 and that our engineering and research and development costs will, by the end of the year, decrease, thereby improving our results of operations.

         Finance Costs - Finance costs represent expenses recognized related to warrants we have issued. The value of the warrants is recorded as a discount on the debt financing raised or as a deferred financing cost and is amortized over the term of the respective debt or term of service. Financing costs also include fees paid to a provider of a Line of Credit to the company. Finance costs decreased in the 2007 fiscal quarter as a result of a reduction in financing costs (including warrants issued) in the current fiscal quarter.

         Interest Expense - Interest expense decreased by 71% or $706,000 in the 2007 fiscal quarter compared to the 2006 fiscal quarter as a result of a decrease in the amount interest-bearing debt that we were carrying during the 2007 fiscal quarter. In September 2005, we issued $3,720,000 of Callable Secured Convertible Notes (the "Callable Notes") that bore interest at a rate of 8% per annum. The Callable Notes created a derivative liability, which in turn created a debt discount of $3,720,000, or 100% against the Callable Notes. This debt discount was amortized over the term of the loan and also against any interim conversions of the Callable Notes. This amortization amounted to $595,867 in the 2006 fiscal quarter, which was included in interest expense. We repaid the Callable Notes in November 2006. Accordingly, during the 2007 fiscal quarter we did not incur interest on the Callable Notes. In addition, in December 2006 we completed the sale of $15,740,890 of our preferred stock, which proceeds were also used to further reduce our interest bearing indebtedness.

         Derivative Liabilities - Our derivative financial instruments consist of embedded derivatives related to the issuance of the Callable Notes. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. During the 2006 fiscal quarter we recorded $1,262,000 of non-operating, non-cash charges. Because we repaid the Callable Notes in November 2006, we did not incur any of these charges in the 2007 fiscal quarter.

         Gain on Extinguishment of Debt - Gain on extinguishment of debt increased to $108,000 in the 2007 fiscal quarter from $88,000 in the 2006 fiscal quarter. This gain represents a gain relating to the write-off of debt guarantees of discontinued operations.

         Net Loss - Net loss was $2,880,000 in the 2007 fiscal quarter, which was a $1,200,000 increase from the net loss of in the 2006 fiscal quarter. However, but for a non-cash accounting adjustments related to derivative liabilities that resulted in a financial statement gain of $1,262,000, the net loss in the 2006 fiscal quarter would have been greater than the net loss in the 2007 fiscal quarter. Although we expect our interest expenses to further decrease as our outstanding indebtedness is paid down and our revenues to increase due to increased additional sales, decreasing the amount of our net losses will be significantly dependent upon the success of our new advertising and Fire At The Flag(TM) initiatives.

Liquidity And Capital Resources

         To date, we have incurred significant losses from operations. As of March 31, 2007, we had a working capital deficit of $8,377,000. Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have had to be supplemented by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures,
(iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, and (v) short-term loans made to us by our affiliates and by third parties.

         Our liquidity and capital resources were substantially improved on December 29, 2006 by the sale of $15,740,890 of newly authorized Series B Convertible Preferred Stock (the "Series B Shares") and warrants to Great White Shark Enterprises, Inc. ("GWSE") and Leisurecorp LLC and by the concurrent sale of the Series B Shares to Douglas Wood, one of our directors, in exchange for, and as payment for $3,000,000 of cash loans he had previously made to us. Also, on December 29, 2006 Robert C. Silzer, our Chief Executive Officer, cancelled $750,000 of obligations we owed to him in exchange for 12,295,082 shares of our common stock and warrants to purchase 3,073,770 shares of common stock. A portion of the cash proceeds of the foregoing sales of securities were used to reduce our indebtedness, and the balance is being used for working capital to fund our losses from operations.

         In connection with the foregoing purchase of Series B Shares by GWSE and Leisurecorp, we agreed to give GWSE and Leisurecorp each the right, exercisable until the end of April 2007, to increase their investment in our shares of Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase a total of $12,500,000 of additional shares of Series B Stock and warrants, and the closing of the $12,500,000 purchase of additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering to us a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities we sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness that we owed to GWSE. Leisurecorp is required to repay the Note as follows: $2,000,000 on or before June 30, 2007; $4,000,000 on or before October 31, 2007; and the remaining $4,000,000 on or before December 31, 2007. We have agreed to use approximately $5.5 million of the future Note payments to repay most of our currently outstanding indebtedness (other than trade accounts payable and accrued operating liabilities incurred in the ordinary course of operations).

         Operating Activities - During the 2007 fiscal quarter, our operations utilized cash of $4,520,000 as compared to $1,524,000 during the three months ended March 31, 2006. The increase in cash utilized in operations in the 2007 fiscal quarter as compared to the 2006 fiscal quarter was primarily a result of increases in accounts receivable and inventory, a decrease in accounts payable, combined with an increase in the net loss adjusted for non-cash items; partially offset by increases in deferred revenue and a reduction of prepaid expenses.

         Investing Activities - Net cash used in investing activities was $815,000 in the 2007 fiscal quarter, consisting of the purchase of equipment and patents and payments relating to the purchase of Optimal Golf Solutions, Inc.

         Financing Activities - Net cash provided by financing activities was $3,184,000 for the 2007 fiscal quarter as a result of receipt of equity investment funds partially offset by repayment of loans.

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


Lines of Credit
         We currently have a bank line of credit for $1,485,000 available to us to fund our operations. As of March 31, 2006, we had borrowed $1,951,905 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and is currently renewed to July 31, 2007. As consideration for renewing the standby bank letter of credit, we issued to Hansen Inc. common stock purchase warrants to purchase 1,500,000 shares of common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. In addition, we extended 2,000,000 previously issued warrants which expired in 2006 to expire in 2008 at a price of $0.05. We also pay a standby letter of credit fee to Hansen Inc. equal to 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

         On February 28, 2007, a line of credit that was available to us under an agreement with Douglas J. Wood, Daniel S. Wood and James Liken expired and is now no longer available to us. This $1,400,000 line of credit from HSBC Bank Canada was used for funding our manufacturing costs.

         In January 2006 we entered into an agreement with Great White Shark Enterprises to obtain purchase order financing on confirmed sales orders. GWSE has agreed to make up to a maximum $1,250,000 of such advances available to us at any one time. Advances are made to us against firm purchase orders that we receive for sales and installations of our golf course GPS products, and all funds advanced are to be used to fulfill the identified purchase order. The advances are then repaid at the time that the payments are made by our clients under the purchase order. As of March 31, 2007 we owed $554,560 on this purchase order financing line of credit. We pay interest on advances made to us under this facility at a rate of 18% per annum. Additionally we have agreed to issue 100,000 shares of our common stock to GWSE for each $250,000 advanced to us under this facility. The balance of $554,560 owing under this financing line at March 31, 2007 is included in the balance of $1,269,560 owed on short term loans.

         Based on our currently projected revenues, the foregoing existing lines of credit, and the $10,000,000 of proceeds to be received during 2007 under the Note, we believe that we have sufficient capital resources to fund our anticipated working capital needs through December 31, 2007. As previously disclosed, our goal is to acquire one or more third party businesses in order to
(i) obtain additional technologies that compliment or supplement our current products, and (ii) increase the number of golf courses that utilize our products and services. Depending on the terms of any such acquisitions and the amount of funds needed to integrate and fund the acquired operations, these acquisitions could materially impact our anticipated future working capital needs.

FACTORS THAT MAY AFFECT OUR BUSINESS AND OUR FUTURE RESULTS

         We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be harmed by any of these risks. The following factors should be considered in connection with the other information contained in this Quarterly Report on Form 10-QSB.

Risks Related To Our Business

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

o        marketing and distribution costs of our products; and

o        limited sales history of our recently developed products.

         Although we currently believe that our revenues will significantly increase by the end of the fiscal year ended December 31, 2007 and that our balance sheet will be significantly improved on December 31, 2007, we believe that our ability to generate profits over the longer term is dependent upon a number of factors including our ability to increase sales as projected and to complete complementary acquisitions, and on our ability to generate significant revenues from our advertising initiative and our Fire At The Flag(TM) program. If any of the projected events do not occur as we currently anticipate, our operations will continue to operate at a loss and with a negative cash flow. If we are unable to continue as a going concern, you could lose your entire investment in us.

         We may need additional financial support in order to continue to operate and grow, and cannot be certain that additional funds will be available when needed on satisfactory terms, if at all.

         Our internal business plan assumes that we will acquire one or more businesses during 2007 and significantly increase our sales to golf courses (including sales at under our low margin ACE program to establish a future base for advertising venues). Depending on the acquisitions that we complete, if any, and the terms or purchase and the cost of integrating and operating those additional business, it is likely that we will have to obtain additional debt or equity financing. If we cannot obtain the amount of additional financing that we will need to support our operations or to fully implement our business plan, our future operations will be severely hindered, and our ability to sustain our operations and growth will be jeapordized.

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

         Competition.

         We face competition in all aspects of our business. We compete for customers with other electronics and recreation companies, many of which have substantially greater assets and resources. Our primary competitors are companies such as Prolink Holdings Corp. and UpLink Corp. Our ability to compete successfully in the future will depend on several factors, including:

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

         In December 2006 and May 2007 we issued the Series B Shares to three investors. Under the terms of the Series B Shares, we may not, without first obtaining the prior approval of the holders of a majority of the then outstanding Series B Shares, voting separately as a class, take any of the following actions: (i) amend our Articles of Incorporation or Bylaws if such action would adversely affect the rights, preferences, privileges, or restrictions of the Series B Shares; (ii) authorize or issue any class or series of our capital stock or any rights, options, warrants or other securities that are convertible into or exchangeable for any of our capital stock, having any right, preference or privilege superior to or on parity with the Series B Shares in any respect whether by reclassification or otherwise; (iii) pay any dividends or distributions on any shares of our capital stock; (iv) amend any of the provisions of the Certificate of Designation of the Series B Shares; (v) redeem or declare a dividend with respect to any security; (vi) increase or decrease the authorized number of shares of Series B Shares; (vii) effect a merger, consolidation, or business combination or other acquisition involving GPSI (other than solely for the purposes of reincorporation); or (viii) increase or decrease the authorized number of directors on our Board of Directors. The foregoing voting provisions shall remain in effect so long as one holder of our Series B Shares, Leisurecorp LLC, is the owner of record of 25% or more of the number of Series B Shares that it purchased on December 2006 or that it subsequently may still purchase under the additional purchase right that we have extended to Leisurecorp. As a result of its investment in the Series B Shares and the voting agreements contained in a shareholders agreement Leisurecorp has entered into with the other holders of the Series B Shares, Leisurecorp LLC owns or controls the vote of approximately 90% of the currently issued and outstanding Series B Shares.

         The holders of the Series B Shares have the ability to elect a majority of our Board of Directors, and we are prohibited from taking certain corporate actions without the approval of the directors elected by Series B Share holders.

         The holders of a majority of the outstanding Series B Shares have the right, voting as a separate class, to elect three of our five members of our board of directors, of which two shall be designated by the holders of a majority of the outstanding Series B Shares as the "Reviewing Preferred Directors." Our Board of Directors may not take certain actions, and none of such actions shall be valid and constitute an action of the Board of Directors unless such action is approved by a majority of the Board of Directors, which majority shall include at least one of the Reviewing Preferred Directors. The actions that must be approved by at least one Reviewing Preferred Director are as follows: (i) reorganize GPSI or voluntarily liquidate, dissolve or wind up GPSI, (ii) incur any new indebtedness or refinance any existing indebtedness for borrowed money other than trade payables and accrued expenses incurred in the ordinary course of business and indebtedness not to exceed at any time $500,000 in the aggregate, (iii) approve, adopt or amend our annual budget, (iv) incur any capital or operating expenditures (other than purchases of inventory purchased solely for, and specifically to fill signed purchase orders) in excess of $50,000 in one or a series of related expenditures, or in excess of $250,000 in the aggregate unless included in our annual budget approved by the Board of Directors (including one of the Reviewing Preferred Directors), (v) hire or fire our Chief Executive Officer, the Chief Financial Officer, or any of our other officer or employee who, at the time, earns or is expected to earn a salary (excluding bonuses) of $100,000 or more per year, (vi) acquire any assets or equity securities of any other business or entity, or sell any of our assets (other than in the ordinary course of business), in each case if the transaction value of such acquisition or disposition is greater than $2,000,000, (vii) issue options or securities except under our stock compensation, bonus or other compensation plan, (viii) amend our stock compensation, bonus or other compensation plan, or (ix) enter into a transaction with a stockholder or an affiliate of ours or of a stockholder of ours. The foregoing restrictions will remain in effect until the earlier of (a) the date on which Leisurecorp is the owner of record of less than 25% of the number of Series B Shares that it purchased on December 29, 2006 pursuant to the Securities Purchase Agreement, or
(b) we meet or exceed the approved annual budget for two consecutive fiscal years. Under a shareholder agreement entered into by, among others, the holder of approximately 90% of our currently outstanding Series B Shares, Leisurecorp LLC has the right to designate both Reviewing Preferred Directors.

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

ITEM 3.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

         There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

     On February 5, 2007 David Stratton, a former employee, filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with the Company on June 12, 2006 pursuant to which the Company employed Mr. Stratton as Vice President, Sales. The employment agreement had a three-year term, renewable each year. Under the employment, Mr. Stratton was entitled to an annual base salary of CDN $150,000, options to purchase up to 1,500,000 shares of common stock at an exercise price of $0.05 per share, a signing bonus of 300,000 shares of common stock, certain bonuses (including bonuses based on gross sales), and sales commissions. On November 8, 2006, Mr. Stratton's employment was terminated. Mr. Stratton has set forth his claims in the Statement of Claims, which claims principally consist of the following: (i) a judgment equal to the amount of his base salary that he would have earned, (ii) the signing bonus stock options referred to in the employment agreement, (iii) the 300,000 signing bonus shares, (iv) special damages and punitive damages, and (v) legal fees. The Company has filed a statement of defense denying the claims and intends to vigorously defend this lawsuit.

Item 2.    Unregistered Sales of Equity and Use of Proceeds

On January 16, 2007 the Company issued to two accredited investors 30,392,082 shares of common stock valued at $1,653,329 under the terms of a contract for the purchase of certain patents.

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.

ITEM 6. Exhibits

Exhibit Number          Description

31.1                   Certification of the Chief Executive Officer pursuant
                        to Section 302 of the Sarbanes-Oxley Act

31.2                   Certification of the Principal Accounting Officer
                        pursuant to Section 302 of the Sarbanes-Oxley Act

32.1                   Certification of the Chief Executive Officer pursuant
                        to Section 906 of the Sarbanes-Oxley Act

32.1                   Certification of the Principal Accounting Officer
                        pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GPS INDUSTRIES, INC.

Date:  May 21, 2007           By: /s/ ROBERT C. SILZER, SR.
                                      ------------------------
                                      Robert C. Silzer, Sr.,
                                      Chief Executive Officer


Date:  May 21, 2007           By: /s/ MICHAEL MARTIN
                                      ------------------------
                                      Michael Martin
                                      Controller (Principal
                                      Accounting Officer)