Form 10QSB
period 2007-06-30
GPS INDUSTRIES, INC.
filed 2007-08-14
CIK 29233

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-30104
                            ------------------------

                              GPS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                   88-0350120
  (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation organization)

                  5500 152nd Street, Suite 214
                      Surrey, B.C. Canada                       V3S 5J9
            (Address of principal executive offices)          (Zip Code)

                                 (604) 576-7442
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On August 10, 2007, there were 395,746,111 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                   ___________

                              GPS INDUSTRIES, INC.
                       For the period ended June 30, 2007
                                   FORM 10-QSB


                                                                        PAGE NO.
                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

            Consolidated Balance Sheet at June 30, 2007                    3

            Consolidated Statements of Operations for the six
                    months ended June 30, 2007 and 2006                    4

            Consolidated Statements of Operations for the three
                    months ended June 30, 2007 and 2006                    5

            Consolidated Statements of Cash Flows for the six
                    months ended June 30, 2007 and 2006                    6

            Notes to Consolidated Financial Statements                  7 to 13

Item 2.  Management's Discussion and Analysis or Plan of Operation     14 to 23

Item 3.  Controls and Procedures                                          24

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity and Use of Proceeds                 24

Item 6.  Exhibits                                                         24

SIGNATURES                                                                25

PART I

ITEM 1.  Consolidated Financial Statements (unaudited):

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2007
                                   (Unaudited)


Assets

Current
     Cash                                                                         $      8,591
     Accounts receivable                                                             2,800,633
     Subscription receivable - Preferred "B" Shares                                  2,000,000
     Inventories                                                                     2,935,439
     Prepaid expenses and other current assets                                         296,734
                                                                                ---------------
          Total current assets                                                       8,041,397

Long-term accounts receivable                                                          234,433

Property and equipment, net                                                            124,935

Patents                                                                              1,185,067

Deferred production costs                                                              459,244

Deferred implementation costs                                                          138,797

Deferred Acquisition Costs                                                             759,155

                                                                                ---------------
                                                                                  $ 10,943,028
                                                                                ===============

Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                                            $  1,696,634
     Deferred Revenue                                                                  475,347
     Short term loans                                                                  554,560
     Short term loan from related party                                              1,572,165
     Accounts payable and accrued liabilities                                        6,575,370
     Promissory notes - related parties                                                 12,297
                                                                                ---------------
                                                                                    10,886,373

     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                                         1,274,757
     Accounts payable and accrued liabilities                                          545,720
     Loans payable to related parties                                                  258,000
     Capital lease obligations ( in default)                                            29,467
                                                                                ---------------
                                                                                     2,107,944
                                                                                ---------------
          Total current liabilities                                                 12,994,317
                                                                                ---------------

Stockholders' deficit
     5% Convertible Series A Preferred Shares, $.001 par value,
     15,000,000 authorized, Issued and outstanding - None                                    -
     Series B Convertible Preferred Shares, $10 par value, 4,000,000
     authorized, 3,124,089 issued and outstanding                                   31,240,890
     Class A common stock, $.001 par value, 1,600,000,000 authorized
     393,046,011 issued and outstanding                                                393,046
     Accumulated other comprehensive income                                            722,295
     Subscription Receivable                                                       ( 8,000,000)
     Additional paid-in capital                                                     69,448,079
     Accumulated deficit                                                          ( 95,855,599)
                                                                                ---------------
          Total Stockholder's Deficit                                              ( 2,051,289)
                                                                                ---------------
                                                                                  $ 10,943,028
                                                                                ===============

     See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Six Months Ended June 30
                                                                       ---------------------------------
                                                                             2007             2006
                                                                       ---------------   ---------------
                                                                          (Unaudited)      (Unaudited)

Revenue                                                                 $   5,925,542   $   2,455,720

Cost of Goods Sold                                                          3,703,975       1,347,296

Installation Costs                                                            589,292         299,867

                                                                    ----------------------------------
Gross Profit                                                                1,632,275         808,557
                                                                    ----------------------------------


Operating Expenses

      General and Administrative Expenses                                   1,539,029       1,630,489
      Depreciation and amortization                                           183,723         166,668
      Sales and marketing                                                   2,407,650       1,176,709
      Operations, Engineering and Research & Development                    1,509,921       1,304,055
                                                                    ----------------------------------
                                                                            5,640,323       4,277,921
                                                                    ----------------------------------

Loss Before Other Income (Expense)                                        ( 4,008,048)    ( 3,469,364)
                                                                    ----------------------------------

Other Income (Expense)

      Finance costs                                                          ( 50,145)      ( 108,010)
      Interest expense                                                      ( 314,289)    ( 2,060,329)
      Derivative liabilities - Decrease in fair value                               -       3,209,667
      Gain/(Loss) on foreign exchange                                          10,913       ( 167,207)
      (Loss)/Gain on extinguishment of debt                                 ( 158,987)        238,854
                                                                    ----------------------------------
                                                                            ( 512,508)      1,112,975
                                                                    ----------------------------------

Net Loss Before Deemed Preferred Stock Dividend                         $ ( 4,520,556)  $ ( 2,356,389)

      Deemed Preferred Stock Dividend                                    ( 12,500,000)              -
                                                                    ----------------------------------
Net Loss                                                                $( 17,020,556)  $ ( 2,356,389)
                                                                    ==================================

Loss per common share - basic and diluted
                                                                        $      ( 0.05)  $      ( 0.01)
                                                                    ==================================
Weighted average number of common shares outstanding -
      basic and diluted                                                   373,405,002     293,554,966
                                                                    ==================================

     See accompanying notes to unaudited consolidated financial statements
                                       4

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Three Months Ended June 30
                                                                                  ---------------------------------
                                                                                           2007             2006
                                                                                   ---------------   ---------------
                                                                                       (Unaudited)      (Unaudited)

Revenue                                                                                 $ 3,668,655      $ 1,629,629

Cost of Goods Sold                                                                        2,270,511          914,039

Installation Costs                                                                          366,033          244,473

                                                                                  -----------------------------------
Gross Profit                                                                              1,032,111          471,117
                                                                                  -----------------------------------


Operating Expenses

      General and Administrative Expenses                                                   594,886          693,726
      Depreciation and amortization                                                          91,850           82,525
      Sales and marketing                                                                 1,150,669          531,115
      Operations, Engineering and Research and Development                                  516,758          656,829
                                                                                  -----------------------------------
                                                                                          2,354,163        1,964,195
                                                                                  -----------------------------------
Loss Before Other Income (Expense)                                                      ( 1,322,052)     ( 1,493,078)
                                                                                  -----------------------------------

Other Income (Expense)

      Finance costs                                                                        ( 28,510)        ( 53,898)
      Interest expense                                                                     ( 20,128)     ( 1,060,432)
      Derivative Liabilities - Decrease in fair value                                             -        1,947,252
      Loss on foreign exchange                                                              ( 2,593)       ( 166,917)
      (Loss)/Gain on extinguishment of debt                                               ( 267,186)         150,904
                                                                                  -----------------------------------
                                                                                          ( 318,417)         816,909
                                                                                  -----------------------------------

Net Loss Before Deemed Preferred Stock Dividend                                       $ ( 1,640,469)     $ ( 676,169)

      Deemed Preferred Stock Dividend                                                  ( 12,500,000)               -
                                                                                  -----------------------------------
Net Loss                                                                              $ (14,140,469)     $ ( 676,169)
                                                                                  ===================================

Loss per common share - basic and diluted
                                                                                      $      ( 0.04)     $    ( 0.00)
                                                                                  ===================================

Weighted average number of common shares outstanding -
      basic and diluted                                                                 378,324,414      268,547,360
                                                                                  ===================================

     See accompanying notes to unaudited consolidated financial statements

                      GPS INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Six Months Ended June 30
                                                                       ---------------------------------
                                                                             2007             2006
                                                                       ---------------   ---------------
                                                                          (Unaudited)      (Unaudited)
Cash Flow From Operating Activities
     Net loss from operations                                          $ ( 4,520,556) $ ( 2,356,389)

     Adjustments to reconcile net loss to net cash used
     in operating activities:
         Depreciation and amortization                                       183,723        166,668
         Amortization of deferred compensation                               112,632        112,632
         Loss on extinguishment of debt                                      375,385         91,076
         Expenses paid by issuance of stock                                  117,600        128,880
         Expenses paid by issuance of stock options                           61,560              -
         Finance charges charged to equity                                         -         32,900
         Interest converted to stock                                          42,791         16,989
         Decrease in fair value of derivative liabilities                          -    ( 3,209,667)
         Amortization of debt discount                                             -      1,266,543
         Amortization of finance costs                                         3,348        155,092

     Changes in operating assets and liabilities:
         Inventories                                                     ( 1,461,894)     ( 348,068)
         Accounts receivable                                             ( 1,687,181)       170,433
         Subscription receivable - Preferred "B" Shares                    3,000,000              -
         Long-term accounts receivable                                        39,310         11,329
         Prepaid expenses and deposits                                        91,422      ( 304,457)
         Deferred implementation costs                                      ( 22,450)      ( 66,547)
         Deferred production costs                                         ( 459,244)             -
         Accounts payable and accrued liabilities                          1,147,041      1,087,747
         Discontinued operations - accounts payable and
         accrued liabilities                                               ( 200,771)     ( 329,933)
         Deferred Revenue                                                     47,973        762,017
                                                                     -------------------------------
Net Cash Used In Operating Activities                                    ( 3,129,311)   ( 2,612,755)
                                                                     -------------------------------
Cash Flow From Investing Activities
         Purchase of property and equipment                                 ( 74,270)      ( 60,183)
         Investment in Optimal Golf Solutions Inc.                         ( 806,652)             -
         Investments in Subsidiaries - Deferred acquisition costs          ( 234,155)
         Investment in Patents                                              ( 44,570)             -
                                                                     -------------------------------
Net Cash Flow Used In Investing Activities                               ( 1,159,647)      ( 60,183)
                                                                     -------------------------------
Cash Flow From Financing Activities

         Preferred Stock issued for cash (Net of costs)                   11,172,964              -
         Preferred Stock issued for debt                                   1,000,000              -
         Subscription receivable                                         ( 8,000,000)             -
         Proceeds (payments) - loans and bank indebtedness                 ( 689,135)     2,830,096
         Repayments of loans                                             ( 1,382,500)     ( 244,618)
                                                                     -------------------------------
Net Cash Flow Provided By Financing Activities                             2,101,329      2,585,478
                                                                     -------------------------------

Net Decrease In Cash                                                     ( 2,187,629)      ( 87,460)

Cash, Beginning Of Period                                                  2,196,220        131,174
                                                                     -------------------------------
Cash, End Of Period                                                    $       8,591  $      43,714
                                                                     ===============================
Supplemental disclosure of cash flow information:
     Cash paid for interest                                            $     308,879  $     267,773
                                                                     ===============================
     Cash paid for taxes                                               $      21,856  $           -
                                                                     ===============================

Non-Cash Investing And Financing Activities

     Common stock issued on conversion of convertible notes            $           -  $     467,863
                                                                     ===============================
     Common stock issued to settle debt                                $     715,000  $     107,241
                                                                     ===============================
     Common stock issued in settlement of accounts payable             $     262,500  $     699,740
                                                                     ===============================
     Common stock issued for investments                               $   2,178,329  $           -
                                                                     ===============================
     Deemed dividends on issuance of preferred stock                   $  12,500,000  $           -
                                                                     ===============================

     See accompanying notes to unaudited consolidated financial statements

                      GPS Industries, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2007 and 2006
                                   (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the financial statements provide a fair presentation of the periods presented. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Business - The Company is a golf course management technology company. It owns the rights to both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology that it markets through it's sales offices in the USA, and through sales distributors in the USA, UK and Europe, Australia, South Africa and Asia. It's portable product, the "Inforemer", is connected through a wireless link to golf course management information systems that are marketed as part of its golf course suite of products. The Inforemer is capable of exhibiting continuously updated advertising. The Company currently generates most of its revenues from the sale and installation of its GPS and wireless products and software tools. To a lesser extent, it also generates revenues from licensing to third parties certain of the patents that it owns on golf course technologies. The Company's business plan is to establish a substantial base of golf course clients (either through the sale of golf course systems or through acquisitions of other companies) and to thereafter generate recurring revenues from (i) selling advertising for exhibition on the Informer units used at those golf courses, and (ii) from other revenue generating golf course programs, such as the Fire At The Flag(TM) program. At June 30, 2007, substantially all of the Company's assets and operations were located in Canada.

In December 2002, the Company's wholly-owned subsidiary, Inforetech Golf Technology 2000 Inc., ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on December 19, 2002, which was subsequently granted (see Note 5).

The Company acquired 100% of the equity of ProShot Golf Inc. ("ProShot") on January 12, 2001. ProShot was a California-based company involved in the manufacture, marketing, leasing and installation of an integrated GPS system that was installed directly on golf courses and provided golfers with yardage readings and potential shot options from any location on a golf course. In December 2001, ProShot ceased operations and filed a petition for relief under Chapter 7 of the United States Bankruptcy Code on May 31, 2002, which was subsequently granted (see Note 5).

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

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2007 and December 31, 2006. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent registered certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2006, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to raise new capital and has obtained a written commitment from its largest stockholder to obtain $8,000,000 of additional cash payments during the current fiscal year. However, to the extent that the Company does not obtain all of the foregoing $8,000,000 cash infusion, or otherwise is unable to obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations.


The Company's liquidity and capital resources were substantially improved as a result of two financing transactions effected in December 2006 and May 2007 between the Company and Great White Shark Enterprises, Inc. ("GWSE") and Leisurecorp LLC, and certain principals of the Company. In December 2006, the Company completed a sale of $15,740,890 of newly authorized Series B Convertible Preferred Stock (the "Series B Shares") and warrants to GWSE and Leisurecorp, along with the concurrent sale of the Series B Shares to Douglas Wood, one of the Company's directors, in exchange for, and as payment for $3,000,000 of cash loans he had previously made to it. The $3,000,000 of loans were repaid through the issuance of 300,000 Series B Shares and warrants to purchase 49,180,328 shares of common stock to Mr. Wood. Also, on December 29, 2006 Robert C. Silzer, the Company's Chief Executive Officer, cancelled $750,000 of obligations owed to him in exchange for 12,295,082 shares of common stock and warrants to purchase 3,073,770 shares of common stock. A portion of the cash proceeds of the foregoing sales of securities were used to reduce indebtedness, and the balance is being used for working capital to fund operations.

In May 2007, the Company sold additional shares of Series B Shares. In connection with the December 2006 purchase of Series B Shares by GWSE and Leisurecorp, the Company agreed to give GWSE and Leisurecorp each the right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in the shares of Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase a total of $12,500,000 of additional shares of Series B Stock and warrants, and the closing of the purchase of the $12,500,000 additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness the Company owed to GWSE. Leisurecorp is required to repay the Note as follows: $2,000,000 on or before June 30, 2007; $4,000,000 on or before October 31, 2007; and the remaining $4,000,000 on or before December 31, 2007. The first repayment of the Note of $2,000,000 was received by the Company on July 9, 2007. The Company has agreed to use approximately $5.5 million of the future Note payments to repay most of its currently outstanding indebtedness (other than trade accounts payable and accrued operating liabilities incurred in the ordinary course of operations).


3. Summary of Significant Accounting Policies

Revenue  Recognition  - The  Company  recognizes  revenue  only when  persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as contract labour, travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Operations, Engineering, Research and Development", all such costs are expensed as they are incurred. Production expenses incurred prior to the commercial introduction of products are capitalized as "Deferred Production Costs" and amortized over the useful economic life of the product.

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

4. Debt

Bank Indebtedness

Effective June 27, 2003, the Company obtained a bank line of credit for $1,485,000 to fund its operations. As of June 30, 2007, the Company had borrowed approximately $1,696,634 under this line of credit. The excess over the credit available represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and is currently renewed to December 31, 2007. As consideration for renewing the standby bank letter of credit, the Company has issued to Hansen Inc. common stock purchase warrants to purchase 1,500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. In addition the Company extended 2,000,000 previously issued warrants which expired in 2006 to expire in 2008 at a price of $0.05. $75,416, the fair value of these common stock purchase warrants, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the twelve months ended December 31, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter..

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

Short-Term Loans

As of June 30, 2007 the Company has $2,126,725 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The largest of these, amounting to $1,572,165, is from a director and stockholder.

Purchase Order Financing

In January 2006 the Company entered into an agreement with Great White Shark Enterprises to obtain purchase order financing on confirmed sales orders. As of June 30, 2007 the Company owed $354,560 on this purchase order financing line of credit. The Company pays 18% per annum interest for the period the advance is required. Additionally the lender receives 100,000 shares for each $250,000 advanced. The balance of $354,560 owing under this financing line at June 30, 2007 is included in the balance of $554,560 owed on Short Term Loans.

Liability Associated with Acquisition of Optimal Golf Solutions, Inc.


On November 19, 2004 the Company acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation owned by Darryl Cornish and Charles Huston ("Optimal Shareholders"), for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable as follows:
$100,000 on signing a Letter Of Intent on November 8, 2004, $1,000,000 on closing, a stock payment of 9,000,000 restricted common shares of the Company valued at $2,250,000 using a minimum price of $.25 per share and a final stock payment of $1,900,000 representing 7,600,000 common shares of the Company using a minimum price of $.25 per share. These shares could be sold after the effectiveness of a registration statement and in accordance with a Leakage Agreement. The final purchase price may vary, however, depending on the price that the Optimal Shareholders receive for the shares they sell. The obligation to pay the deferred purchase price was secured by a first security interest in the Optimal patents as described below.

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

Upon receipt of the first $727,000 of net proceeds from the sale of shares issued to the Optimal Shareholders for the second stock payment, this amount will be forwarded to the Company's attorney to be held in escrow for a period of 18 months from closing to partially secure the shareholders indemnification obligations to the Company under the Agreement.

The trading period for the first stock payment expired on August 22, 2006. Based upon the receipts from the sale of the first stock payment during the trading period the Company had a liability to the Optimal Shareholders for the balance of the first stock payment of approximately $1.65 million at that date. The Company also has a liability to issue approximately 30,400,000 shares to the Optimal Shareholders to fund the second stock payment liability of approximately $1.65 million. Subsequent to August 22, 2006 the Company paid the Optimal Shareholders $300,000 of the liability under the first stock payment and they in turn agreed to sell the remaining balance of the unsold shares they still held from the first stock payment and to apply the proceeds against the liability for the balance due. These subsequent sales reduced the remaining liability under the first stock payment to $806,852 which was paid in January 2007. On January 16, 2007 the Company issued 30,392,082 shares to satisfy the liability to issue shares for the second stock payment. Full satisfaction of this liability will depend on the Optimal Shareholders receiving sufficient funds from the sale of the second stock payment shares to pay down the remaining liability in full. Based on the market price of the Company's stock at June 30, 2007 the remaining liability would be satisfied in full from the sale of the shares issued for the second stock payment.

Optimal was primarily engaged in the business of holding patents relating to GPS technology for the golf industry. Optimal held an important U.S. patent no. 5,364,093 which was issued on November 15, 1994 for a Golf Distance Measuring System and Method. They also owned U.S. Patent No. 5,751,244 which was for the Method and Apparatus for Calibration of a GPS Receiver. Optimal had also made a Canadian patent application no 2,134,737 entitled Method and Apparatus for Message Display on a Golf Course. The 093 Patent has been licensed to six companies, of which two currently pay annual licensing fees. All license payments received were required to be forwarded to Great White Shark Enterprises until their loan in the amount of $3,000,000, plus interest owing of 10% per annum, was fully repaid. This loan was converted to Series B Convertible Preferred Shares on December 29, 2006. Great White Shark is entitled to 20% of all patent license payments received through December 31, 2008, at which time their share of these fees will be increased to 40% for the remaining life of the patents. The Company has accrued this liability, amounting to $82,344, to June 30, 2007. The Company expects to license the 093 Patent on a non-exclusive basis to other GPS based golf system providers.

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

The fair value of the derivative liabilities recorded at December 31, 2005 amounted to $9,460,366. The fair value of the derivative liabilities at June 30, 2006 amounted to $6,250,699. The decrease in the fair value of the derivatives in the period amounting to $3,209,667 was recorded as other income for the period. The Company repaid the Notes in November 2006 which eliminated the derivative liabilities. Accordingly there is no income or expense arising from the fair value of the derivative liabilities in the period ended June 30, 2007.

5. Liabilities Related to Discontinued Operations

As a result of the bankruptcy of Inforetech Golf Technology 2000 Inc. the Company has recorded accounts payable and accrued liabilities of $281,330 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

As a result of the Proshot acquisition and subsequent bankruptcy, the Company has recorded loans payable to related parties of $258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $264,390. All such liabilities are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

In accordance with GAAP the amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

During the six months ended June 30, 2007 and 2006, the Company wrote off trade debts arising from discontinued operations amounting to $200,771 and $329,933 respectively. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

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


7. Capital Stock Transactions

During the six month period ended June 30, 2007, the Company completed the sale of the following securities:

Preferred Stock and Warrants: On May 8, 2007, for an aggregate purchase price of $12,500,000, the Company sold a total of 1,250,000 shares of Series B Shares and warrants to purchase up to 51,229,508 shares of common stock to Great White Shark Enterprises, Inc. and Leisurecorp LLC.

Common Stock:

o On January 16, 2007 the Company issued 30,392,082 shares of common stock valued at $1,653,329 under the terms of a contract for the purchase of certain patents.

o On April 17, 2007 and June 26, 2007 the Company issued an aggregate of 920,000 shares valued at $117,600 for services rendered;

o On June 11, 2007 the Company issued 2,907,530 shares valued at $305,291 in payment of interest and accrued interest;

o On June 11, 2007 the Company issued 10,384,615 shares valued at $1,090,385 in settlement of outstanding indebtedness;

o On June 11, 2007 the Company issued 5,000,000 shares valued at $525,000 in relation to the acquisition of another company. This acquisition was not completed at June 30, 2007 and the associated costs have been recorded as deferred acquisition costs.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Statements

The following Management's Discussion and Analysis and Plan of Operation, as well as information contained elsewhere in this report, contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our," and "our company" refer to GPS Industries, Inc., a Nevada corporation, and, unless the context indicates otherwise, also includes our subsidiaries.

Overview

We are a golf course management technology company. We own the rights to both a hand-held and cart mounted product using Global Positioning Systems ("GPS")
technology that we market through our sales offices in the USA, and through sales distributors in the USA, UK and Europe, Australia, South Africa and Asia. Our portable product, the "Inforemer", is connected through a wireless link to golf course management information systems that are marketed as part of our golf course suite of products. The Inforemer is capable of exhibiting continuously updated advertising. We currently generate most of our revenues from the sale and installation of our GPS and wireless products and software tools. To a lesser extent, we also generate revenues from licensing to third parties certain of the patents that we own on our golf course technologies. Our business plan is to establish a substantial base of golf course clients (either through the sale of our golf course systems or through acquisitions of other companies) and to thereafter generate recurring revenues from (i) selling advertising for exhibition on the Informer units used at those golf courses, and (ii) from our other revenue generating golf course programs, such as our Fire At The Flag(TM) program. In 2007, we initiated a new two-tier price structure for the sale of our Inforemer golf course system, which pricing structure offers purchasers the ability to purchase our golf course management package at a lower price in exchange for granting us the right to (i) provide advertising on the Inforemer units used at their golf course and (ii) operate our Fire At The Flag(TM) program at their golf course.

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

Our significant accounting policies are summarized in Note 3 of our consolidated financial statements for the period ended June 30, 2007.

     Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 vs. Three and Six Months Ended June 30, 2006

Revenue - Revenue during both the three- and six month periods ended June 30, 2006 (the "2006 fiscal periods") and the three- and six month periods ended June 30, 2007 (the "2007 fiscal periods") were comprised of (i) sales generated from our Inforemer product, (ii) service contract fees we received in connection with the sale of the Inforemer, and (iii) patent license fees received by us and Optimal Golf Solutions, Inc., one of our subsidiaries, for the right to use certain of our patented technologies. Revenue for the three- and six- month periods in 2007 increased by 125% and 141% compared to the same periods in fiscal 2006 due to the increase in the number of sales and installations of our Inforemer products and related golf management system. The increase in sales reflects increased marketing and sales efforts, the growing reputation of our system and our changed pricing and sales structure. During 2007, we instituted a two-tiered pricing structure for our golf course sales, which structure was not in effect during the 2006 fiscal periods. The new price structure offers purchasers of our products the ability to purchase our golf course management package at two different prices. The lower price is available to golf course operators who grant us the right to provide advertising on the Inforemer units used at their golf course and the right to operate our Fire At The Flag(TM) program at their golf course (we refer to this lower price sales program as our wholesale program). Although we generate less revenue from each sale under the wholesale program, it is our goal to generate longer term recurring revenues from these sales by selling advertising for those Inforemer units and by operating the Fire At The Flag(TM) program at those courses. We are still implementing both the advertising and Fire At The Flag(TM) program and have not yet generated material revenues from these sources. However, our plan is to make these recurring revenues a material portion of our future revenues. Approximately one half of the sales during the six-month 2007 fiscal period were sales under the wholesale program at the lower price. These lower priced sales reduced our current sales revenues and decreased our gross margins, but are expected to provide longer term financial returns. In the three- and six- month periods in fiscal 2007, we also realized $198,582 and $397,163, respectively, of revenue of license payments; in the three- and six- month periods in 2006 we received $146,082 and $292,163, respectively, in license payments. We currently anticipate that revenues will increase in the remaining periods of current fiscal year ending December 31, 2007 compared to last fiscal year as a result of our prior marketing efforts that are generating an increase in Inforemer orders and as a result of our new advertising and Fire At The Flag(TM) program initiatives.

Cost of Goods Sold - Cost of goods sold represents the cost we pay for our Inforemer products. Cost of goods sold for each Inforemer unit remained substantially the same in the 2007 fiscal periods compared to the 2006 fiscal periods. However, because a majority of our sales were under our lower price wholesale program (and the sales price of each Inforemer units was therefore less), as a percentage of revenues cost of goods sold increased from 56% in the three months ended June 30, 2006 to 62% in the three months ended June 30, 2007, and increased from 55% to 63% during the six month periods ending June 30, 2006 to June 30, 2007, respectively. We currently anticipate that our cost of manufacturing the Inforemer will improve in the current fiscal year due to our anticipated increase in sales and our improved financial condition, which will allow us to obtain better terms from our vendors.

Installation Costs - These costs represent our cost of delivering and installing our equipment at our customers' sites and costs of third party services we incur in the installation of systems that we sell to our customers. Since we install our system in various countries, we often need the assistance of local licensed trades to install those systems. We are improving our installation procedures and have lowered both our in-house and our third party installation costs in the 2007 fiscal period compared to the 2006 fiscal period. As a percentage of sales, installation costs decreased from 12% in the six month period ending June 30, 2006 to 10% for the six month period ending June 30, 2007.

General and Administrative Expenses - General and administrative expenses decreased 14% and 6% in the three and six month periods ending June 30, 2007 compared to the comparable 2006 fiscal periods. The decreases in the general and administrative expenses was due to significant decreases in consulting fees paid to third party consultants, as well as a decrease in stock compensation expenses. However, the foregoing decreases were partially offset by an increase in the three- and six month periods ending June 30, 2007 in our general and administrative personnel and personnel administration expenses as we significantly increased the number of our employees. Our personnel headcount has increased in 2007 over 2006 as we hired additional personnel in anticipation of increased sales and operations.

Depreciation and Amortization - Depreciation and amortization increased by 11% and 10% in the three- and six month periods ending June 30, 2007 compared to the 2006 fiscal periods as a result of an increase in the equipment being depreciated. Our patents are being amortized over the remaining life of the patents.

Selling and Marketing Expenses - Selling and marketing expenses increased by 117% and 105% in the three- and six- month periods of 2007 compared to the comparable 2006 fiscal periods due to a significant increase in sales and marketing initiatives and activities. Major increases in these expenses in the six-month period ending June 30, 2007 compared to the six month period ending June 30, 2006 included a $211,000 increase in sales and marketing personnel costs and a $433,000 increase in advertising and marketing expenses and fees and expenses for trade shows. Our sales commissions (payable to both in-house and outside sales representative) also increased by $384,000 in the six month 2007 fiscal period compared to the 2006 fiscal period as sales increased over the prior year.

Operations, Engineering, Research & Development Expenses - Operations, engineering, research and development expenses for the six-month period ending June 30, 2007 increased by $205,866 (or 16 %) over the 2006 fiscal period as a result of an increase in the engineering and continuing development cost of the Inforemer product, which included increased costs in personnel, consultants and computer software development. Service costs as a result of the increased number of Inforemer systems installed also increased during the six month period of 2007. We are currently completing major improvements in the functionality of our Inforemer, including upgrading the computing power of our Inforemer units, the visual appearance of the units, the ability of the units to stream video and play sound, and the ability to remotely accept charge card payments. These improvements are expected to enhance the advertising that can be exhibited on the Inforemer units and, thereby, to increase the amount of advertising we will be able to sell for exhibition on those units. However, operations, engineering, research and development expenses for the three-month period ending June 30, 2007 decreased by $140,000 (or 21%) from the comparable three-month fiscal period in 2006 as certain development projects related to our technology were completed and production costs related to those projects were capitalized.

Loss from Operations - Despite a $824,000 increase in gross profits in the six month fiscal period of 2007, our loss from operations increased by $539,000 in the 2007 fiscal period over the loss from operations in the comparable six month 2006 fiscal period. The increase in loss from operations in the 2007 six month period was due primarily to the lower gross margins as a result of the lower sales price of our products under our newly instituted wholesale program. The $1,231,000 increase in sales and marketing and the $206,000 increase in Operations, Engineering and Research & Development also contributed to the increased loss. However, our loss from operations for the three-month period ending June 30, 2007 was $171,000 (or 11%) less than the loss from operations in the same three-month period of 2006 due the $140,000 (or 21%) decrease in operations, engineering, research and development expenses and the $99,000 (or 14%) decrease in general & administrative costs compared to three-month period ending June 30, 2006. We currently anticipate that our revenues will increase in the fiscal year ended December 31, 2007 and that our engineering and research and development costs will, by the end of the year, decrease, thereby improving our results of operations.

Finance Costs - Finance costs represent expenses recognized related to warrants we have issued. The value of the warrants is recorded as a discount on the debt financing raised or as a deferred financing cost and is amortized over the term of the respective debt or term of service. Financing costs also include fees paid to a provider of a Line of Credit to the company. Finance costs decreased 47% and 54% in the three and six month periods ending June 30, 2007 as a result of a reduction in financing costs (including warrants issued) in the current fiscal periods.

Interest Expense - Interest expense decreased by 98% in the three month period ending June 30, 2007 compared to the comparable three month period last year, and by 85 % in the six-month 2007 fiscal period compared to the six-month 2006 fiscal period as a result of a decrease in the amount interest-bearing debt that we were carrying. In September 2005, we issued $3,720,000 of Callable Secured Convertible Notes (the "Callable Notes") that bore interest at a rate of 8% per annum. The Callable Notes created a derivative liability, which in turn created a debt discount of $3,720,000, or 100% against the Callable Notes. This debt discount was amortized over the term of the loan and also against any interim conversions of the Callable Notes. This amortization amounted to $595,867 and $1,244,000 in the three- and six month periods ending June 30, 2006, which was included in interest expense. We repaid the Callable Notes in November 2006. Accordingly, during the 2007 fiscal period we did not incur interest on the Callable Notes. In addition, in December 2006 we completed the sale of $15,740,890 of our preferred stock, which proceeds were also used to further reduce our interest bearing indebtedness, and cancelled $3.75 million of outstanding debt held by certain of our officers and directors in exchange for the issuance securities. In addition, in May 2007, we (i) received $1.5 million from the sale of additional Series B Shares and warrants (which was used to repay outstanding debt), and (ii) cancelled $1 million of outstanding indebtedness in consideration for the issuance of Series B Shares and warrants. As a result of the May 2007 cash infusion and debt cancellation, the amount of outstanding debt accruing interest was significantly reduced during the balance of the three- and six month periods ending June 30, 2007 compared to the same periods in 2006. Because our indebtedness has been reduced, and because we anticipate receiving $8,000,000 of additional funding as part of the May 2007 transaction (a significant portion of which funds we are required to use to repay indebtedness), our future interest expenses are expected to remain low.

Derivative Liabilities - Our derivative financial instruments consist of embedded derivatives related to the issuance of the Callable Notes. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. During the three- and six month fiscal period of 2006 we recorded $1,947,000 and $3,210,000 of non-operating, non-cash income, respectively. Because we repaid the Callable Notes in November 2006, we did not record any of this income in the 2007 fiscal period.

Loss/Gain on Extinguishment of Debt - We incurred losses on extinguishment of debt in both of the 2007 fiscal periods, whereas we recognized gains from the extinguishment of debt during both the three- and six month periods ending June 30, 2006. The losses during the fiscal 2007 periods is due to stock issuances in settlement of loans partially offset by a gain on extinguishment of debt on the write-off of accounts payable from discontinued operations.

Deemed Preferred Stock Dividend - At June 30, 2007 we recorded a Deemed Preferred Stock Dividend of $12.5 million. This deemed dividend does not represent an actual dividend paid on shares but is the result of the GAAP accounting rules as applied to the issuance of the Series B Shares and warrants for the cash equity and debt conversion investment that occurred on May 8, 2007. Under GAAP, a portion of the cash received and debt converted is assigned to the fair market valuation of the warrants issued with the Series B Shares. The remaining portion is compared to the fair market value of the Series B Shares acquired. Any difference arising from this comparison, together with the fair market value of the warrants, is treated as a deemed dividend issued on the Series B Shares. We did not issue any shares of preferred stock in 2006 fiscal period that would have given rise to a deemed dividend in that fiscal period.

Net Loss - Net loss was $17,021,000 for the six months ending June 30, 2007 primarily as a result of the $12,500,000 Deemed Preferred Stock Dividend.
Excluding the effect of the accounting entry for the Deemed Preferred Stock Dividend, net loss for the 2007 six month period was $4,521,000, a $2,164,000 increase from the net loss of in the six-month fiscal period in 2006. However, but for a non-cash accounting adjustments related to derivative liabilities that resulted in a financial statement gain of $3,210,000 in the 2006 fiscal period, the net loss in the 2006 fiscal period would have been greater than the net loss before the Deemed Preferred Stock Dividend in the 2007 fiscal period. Although we expect our interest expenses to further decrease as our outstanding indebtedness is paid down and our revenues to increase due to increased additional sales, decreasing the amount of our net losses will be significantly dependent upon the success of our new advertising and Fire At The Flag(TM) initiatives.

Liquidity And Capital Resources

To date, we have incurred significant losses from operations. As of June 30, 2007, we had a working capital deficit of $4,953,000. Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have had to be supplemented by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, and (v) short-term loans made to us by our affiliates and by third parties.

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

In connection with the foregoing purchase of Series B Shares by GWSE and Leisurecorp, we agreed to give GWSE and Leisurecorp each the right, exercisable until the end of April 2007, to increase their investment in our shares of Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase a total of $12,500,000 of additional shares of Series B Stock and warrants, and the closing of the $12,500,000 purchase of additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering to us a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities we sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness that we owed to GWSE. Leisurecorp is required to repay the Note as follows: $2,000,000 on or before June 30, 2007; $4,000,000 on or before October 31, 2007; and the remaining $4,000,000 on or before December 31, 2007. The first repayment of this Note, amounting to $2,000,000 was received on July 9, 2007. We have agreed to use approximately $5.5 million of the future Note payments to repay most of our currently outstanding indebtedness (other than trade accounts payable and accrued operating liabilities incurred in the ordinary course of operations). Our ability to repay our accounts payable and other outstanding indebtedness is significantly dependent upon our receipt of the $8,000,000 Note payments due from Leisurecorp in October and December 2007.

As a result of the new two-tier pricing structure we have implemented to sell our Inforemer golf course management systems, revenues from certain sales of our systems initially is reduced, thereby temporarily reducing the liquidity benefit otherwise obtained from the sale and installation of a golf course system. We anticipate that the decrease in cash proceeds received from the sales of the lower priced golf course systems will be offset by higher advertising and other revenues that we will shares with the golf course owners in the future. Our on-going future liquidity therefore is significantly dependent on our ability to generate significant advertising and Fire At The Flag(TM) revenues in the future.

Operating Activities - During the 2007 fiscal period, our operations utilized cash of $3,129,000 as compared to $2,613,000 during the six months ended June 30, 2006. The increase in cash utilized in operations in the 2007 fiscal period as compared to the 2006 fiscal period was primarily a result of the increase in the loss from operations, adjusted for non-cash items, plus increases in accounts receivable and inventory, partially offset by an increase in accounts payable, a reduction in accounts receivable for share subscriptions and increases in deferred revenue and a reduction of prepaid expenses.

Investing Activities - Net cash used in investing activities was $1,160,000 in the 2007 fiscal period, consisting of the purchase of equipment and patents and payments relating to the purchase of Optimal Golf Solutions, Inc.

Financing Activities - Net cash provided by financing activities was $2,101,329 for the 2007 fiscal period as a result of receipt of equity investment funds partially offset by repayment of loans.

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


Lines of Credit

We currently have a bank line of credit for $1,485,000 available to us to fund our operations. As of June 30, 2007, we had borrowed $ 1,696,634 under this line of credit. The excess represents the cash float arising from timing differences between when payments are issued from this account and when they are presented for payment. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and is currently renewed to December 31, 2007. As consideration for renewing the standby bank letter of credit, we issued to Hansen Inc. common stock purchase warrants to purchase 1,500,000 shares of common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. In addition, we extended 2,000,000 previously issued warrants which expired in 2006 to expire in 2008 at a price of $0.05. We also pay a standby letter of credit fee to Hansen Inc. equal to 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

On February 28, 2007, a line of credit that was available to us under an agreement with Douglas J. Wood, Daniel S. Wood and James Liken expired and is now no longer available to us. This $1,400,000 line of credit from HSBC Bank Canada was used for funding our manufacturing costs.

In January 2006 we entered into an agreement with Great White Shark Enterprises to obtain purchase order financing on confirmed sales orders. GWSE has agreed to make up to a maximum $1,250,000 of such advances available to us at any one time. Advances are made to us against firm purchase orders that we receive for sales and installations of our golf course GPS products, and all funds advanced are to be used to fulfill the identified purchase order. The advances are then repaid at the time that the payments are made by our clients under the purchase order. As of June 30, 2007 we owed $ 354,560 on this purchase order financing line of credit. We pay interest on advances made to us under this facility at a rate of 18% per annum. Additionally we have agreed to issue 100,000 shares of our common stock to GWSE for each $250,000 advanced to us under this facility. The balance of $ 354,560 owing under this financing line at June 30, 2007 is included in the balance of $ 554,560 owed on short term loans.

Based on our currently projected revenues, the foregoing existing lines of credit, and the $8,000,000 of proceeds to be received during 2007 under the Note, we believe that we have sufficient capital resources to fund our anticipated working capital needs through December 31, 2007. As previously disclosed, our goal is to acquire one or more third party businesses in order to
(i) obtain additional technologies that compliment or supplement our current products, and (ii) increase the number of golf courses that utilize our products and services. Depending on the terms of any such acquisitions and the amount of funds needed to integrate and fund the acquired operations, these acquisitions could materially impact our anticipated future working capital needs.

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

o    timing of new product introductions by the Company or our competitors.

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

In December 2006 and May 2007 we issued the Series B Shares to three investors. Under the terms of the Series B Shares, we may not, without first obtaining the prior approval of the holders of a majority of the then outstanding Series B Shares, voting separately as a class, take any of the following actions: (i) amend our Articles of Incorporation or Bylaws if such action would adversely affect the rights, preferences, privileges, or restrictions of the Series B Shares; (ii) authorize or issue any class or series of our capital stock or any rights, options, warrants or other securities that are convertible into or exchangeable for any of our capital stock, having any right, preference or privilege superior to or on parity with the Series B Shares in any respect whether by reclassification or otherwise; (iii) pay any dividends or distributions on any shares of our capital stock; (iv) amend any of the provisions of the Certificate of Designation of the Series B Shares; (v) redeem or declare a dividend with respect to any security; (vi) increase or decrease the authorized number of shares of Series B Shares; (vii) effect a merger, consolidation, or business combination or other acquisition involving the Company (other than solely for the purposes of reincorporation); or (viii) increase or decrease the authorized number of directors on our Board of Directors. The foregoing voting provisions shall remain in effect so long as one holder of our Series B Shares, Leisurecorp LLC, is the owner of record of 25% or more of the number of Series B Shares that it purchased on December 2006 and May 2007.. As a result of its investment in the Series B Shares and the voting agreements contained in a shareholders agreement Leisurecorp has entered into with the other holders of the Series B Shares, Leisurecorp LLC owns or controls the vote of approximately 90% of the currently issued and outstanding Series B Shares.

The holders of the Series B Shares have the ability to elect a majority of our Board of Directors, and we are prohibited from taking certain corporate actions without the approval of the directors elected by Series B Share holders.

The holders of a majority of the outstanding Series B Shares have the right, voting as a separate class, to elect three of our five members of our board of directors, of which two shall be designated by the holders of a majority of the outstanding Series B Shares as the "Reviewing Preferred Directors." Our Board of Directors may not take certain actions, and none of such actions shall be valid and constitute an action of the Board of Directors unless such action is approved by a majority of the Board of Directors, which majority shall include at least one of the Reviewing Preferred Directors. The actions that must be approved by at least one Reviewing Preferred Director are as follows: (i) reorganize the Company or voluntarily liquidate, dissolve or wind up the Company, (ii) incur any new indebtedness or refinance any existing indebtedness for borrowed money other than trade payables and accrued expenses incurred in the ordinary course of business and indebtedness not to exceed at any time $500,000 in the aggregate, (iii) approve, adopt or amend our annual budget, (iv) incur any capital or operating expenditures (other than purchases of inventory purchased solely for, and specifically to fill signed purchase orders) in excess of $50,000 in one or a series of related expenditures, or in excess of $250,000 in the aggregate unless included in our annual budget approved by the Board of Directors (including one of the Reviewing Preferred Directors), (v) hire or fire our Chief Executive Officer, the Chief Financial Officer, or any of our other officer or employee who, at the time, earns or is expected to earn a salary (excluding bonuses) of $100,000 or more per year, (vi) acquire any assets or equity securities of any other business or entity, or sell any of our assets (other than in the ordinary course of business), in each case if the transaction value of such acquisition or disposition is greater than $2,000,000, (vii) issue options or securities except under our stock compensation, bonus or other compensation plan, (viii) amend our stock compensation, bonus or other compensation plan, or (ix) enter into a transaction with a stockholder or an affiliate of ours or of a stockholder of ours. The foregoing restrictions will remain in effect until the earlier of (a) the date on which Leisurecorp is the owner of record of less than 25% of the number of Series B Shares that it purchased on December 29, 2006 and May 8, 2007 pursuant to the Securities Purchase Agreement, or (b) we meet or exceed the approved annual budget for two consecutive fiscal years. Under a shareholder agreement entered into by, among others, the holder of approximately 90% of our currently outstanding Series B Shares, Leisurecorp LLC has the right to designate both Reviewing Preferred Directors.

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

PART II.  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity and Use of Proceeds

Common Stock: We issued the following shares of common stock in the quarter ended June 30, 2007

o    920,000 shares valued at $117,600 for services rendered;

o 2,907,530 shares valued at $305,291 in payment of interest and accrued interest;

o 10,384,615 shares valued at $1,090,385 in settlement of outstanding indebtedness;

o 5,000,000 shares valued at $525,000 in relation to the acquisition of another company. This acquisition was not completed at June 30, 2007 and the associated costs have been recorded as deferred acquisition costs.

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and regulation D.


ITEM 6. Exhibits


Exhibit Number          Description
--------------          -----------

10.1 Letter agreement dated June 7, 2007 between the Company and Global Golf Advisors Inc.

31.1                    Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act

31.2                    Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act

32.1                    Certification of the Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

32.1                    Certification of the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GPS INDUSTRIES, INC.

Date:  August 14, 2007                By:    /s/ ROBERT C. SILZER, SR.
                                             -------------------------
                                             Robert C. Silzer, Sr.,
                                             Chief Executive Officer


Date:  August 14, 2007                By:    /s/ JOSEPH MILLER
                                             -----------------
                                             Joseph Miller
                                             Chief Financial Officer