Form 10QSB
period 2007-09-30
GPS INDUSTRIES, INC.
filed 2007-11-19
CIK 29233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On November 16, 2007, there were 401,903.369 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                   ___________

                              GPS INDUSTRIES, INC.
                     For the period ended September 30, 2007
                                   FORM 10-QSB


                                                                       PAGE NO.
                          PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited):

          Consolidated Balance Sheet at September 30, 2007...................3

          Consolidated Statements of Operations for the nine months
            ended September 30, 2007 and 2006................................4

          Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006................................5

          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2007 and 2006................................6

          Notes to Consolidated Financial Statements.........................7

Item 2.   Management's Discussion and Analysis or Plan of Operation.........16

Item 3.   Controls and Procedures...........................................29

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................29

Item 2.   Unregistered Sales of Equity and Use of Proceeds..................30

Item 6.   Exhibits..........................................................30

SIGNATURES

PART I

ITEM 1.  Consolidated Financial Statements (unaudited):


                                            GPS INDUSTRIES INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET


                                                              September 30, 2007
                                                                     (Unaudited)

--------------------------------------------------------------------------------
Assets

Current

     Cash                                                        $        6,463
     Accounts receivable                                              1,898,709
     Subscription receivable - Preferred "B" Shares                   4,000,000
     Inventories                                                      3,631,559
     Prepaid expenses and other current assets                          392,881
                                                                 ---------------
          Total current assets                                        9,929,612

Long-term accounts receivable                                            85,959

Property and equipment, net                                             255,561

Patents                                                               1,116,506

Deferred production costs                                               459,245

Deferred implementation costs                                           209,286

Deferred Acquisition Costs                                            1,889,960
                                                                 ---------------
                                                                 $   13,946,129
                                                                 ===============

Liabilities and Stockholders' Deficit

Current liabilities

     Bank indebtedness                                           $    1,196,158
     Deferred Revenue                                                   840,036
     Short term loans                                                 1,400,000
     Short term loan from related party                               1,572,165
     Accounts payable and accrued liabilities                         7,958,078
     Promissory notes - related parties                                  12,297
                                                                 ---------------
                                                                     12,978,734

     Liabilities related to discontinued operations
     (Chapter 7 proceedings filed in 2002)
     Promissory note payable                                          1,274,757
     Accounts payable and accrued liabilities                           437,521
     Loans payable to related parties                                   258,000
     Capital lease obligations ( in default)                             29,467
                                                                 ---------------
                                                                      1,999,745
                                                                 ---------------
          Total current liabilities                                  14,978,479
                                                                 ---------------

Stockholders' deficit
     5% Convertible Series A Preferred Shares,
      $.001 par value, 15,000,000 authorized,
      Issued and outstanding - None                                           -
     Series B Convertible Preferred Shares,
      $10 par value, 4,000,000 authorized,
      3,124,089 issued and outstanding                               31,240,890
     Class A common stock, $.001 par value,
      1,600,000,000 authorized 399,203,369
      issued and outstanding                                            399,203
     Accumulated other comprehensive income                             722,295
     Subscription Receivable                                        ( 4,000,000)
     Additional paid-in capital                                      69,991,996
     Accumulated deficit                                           ( 99,386,734)
                                                                 ---------------
          Total Stockholder's Deficit                               ( 1,032,350)
                                                                 ---------------
                                                                   $ 13,946,129
                                                                 ===============
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                                            GPS INDUSTRIES INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
         For the Nine Months Ended September 30       2007             2006
                                                   (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------

Revenue                                          $    6,179,489   $   4,276,227

Revenue from related parties                            734,940         295,681

Cost of Goods Sold                                    4,315,414       2,400,167

Installation Costs                                      853,350         508,650

                                                 -------------------------------
Gross Profit                                          1,745,665       1,663,091
                                                 -------------------------------


Operating Expenses

      General and Administrative Expenses             2,398,620       2,716,005
      Depreciation and amortization                     287,196         250,521
      Sales and marketing                             3,279,516       1,720,778
      Operations, Engineering and Research
       & Development                                  2,863,000       2,352,108
                                                 -------------------------------
                                                      8,828,332       7,039,412
                                                 -------------------------------

Loss Before Other Income (Expense)                  ( 7,082,667)    ( 5,376,321)
                                                 -------------------------------

Other Income (Expense)

      Finance costs                                    ( 78,654)      ( 162,019)
      Interest expense                                ( 443,263)    ( 3,342,170)
      Derivative liabilities - Decrease in
       fair value                                             -       2,768,683
      Loss on foreign exchange                        ( 415,775)      ( 132,767)
      (Loss)/Gain on extinguishment of debt            ( 31,331)        403,820
                                                 -------------------------------
                                                      ( 969,023)      ( 464,453)
                                                 -------------------------------

Net Loss Before Deemed Preferred Stock
 Dividend                                        $  ( 8,051,690)  $ ( 5,840,774)

      Deemed Preferred Stock Dividend              ( 12,500,000)             -
                                                 -------------------------------
Net Loss                                         $ ( 20,551,690)  $ ( 5,840,774)
                                                 -------------------------------

Loss per common share - basic and diluted        $       ( 0.05)  $      ( 0.02)
                                                 -------------------------------


Weighted average number of common shares
 outstanding - basic and diluted                    380,861,837     297,479,180

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                                            GPS INDUSTRIES INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

         For the Three Months Ended September 30      2007              2006
                                                   (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------

Revenue                                          $     465,645    $   2,116,188

Revenue from related parties                           523,242                -

Cost of Goods Sold                                     611,439        1,052,871

Installation Costs                                     264,058          258,783

                                                 -------------------------------
Gross Profit                                           113,390          804,534
                                                 -------------------------------


Operating Expenses

      General and Administrative Expenses              859,591        1,085,516
      Depreciation and amortization                    103,473           83,853
      Sales and marketing                              871,866          544,069
      Operations, Engineering and Research
       and Development                              1,353,079          998,053
                                                 -------------------------------
                                                    3,188,009        2,711,491
                                                 -------------------------------
Loss Before Other Income (Expense)                 ( 3,074,619)     ( 1,906,957)
                                                 -------------------------------
Other Income (Expense)

      Finance costs                                   ( 28,509)        ( 54,009)
      Interest expense                               ( 128,974)     ( 1,281,841)
      Derivative Liabilities - Decrease in
       fair value                                            -        ( 440,984)
      (Loss)/ gain on foreign exchange               ( 426,688)          34,440
      Gain on extinguishment of debt                   127,656          164,966
                                                 -------------------------------
                                                     ( 456,515)     ( 1,577,428)
                                                 -------------------------------
Net Loss                                         $ ( 3,531,134)   $ ( 3,484,385)
                                                 -------------------------------

Loss per common share - basic and diluted
                                                 $      ( 0.01)   $      ( 0.01)
                                                 -------------------------------

Weighted average number of common shares
      outstanding - basic and diluted              395,532,349      305,233,628
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements


                                                GPS INDUSTRIES INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
               For the Nine Months Ended September 30          2007          2006
                                                           (Unaudited)   (Unaudited)
------------------------------------------------------------------------------------

Cash Flow From Operating Activities

     Net loss from operations                            $( 8,051,690) $( 5,840,774)

     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                       287,196       250,521
          Amortization of deferred compensation               168,948       168,948
          Loss on extinguishment of debt                      376,610        91,078
          Expenses paid by issuance of stock                  127,725       199,530
          Expenses paid by issuance of stock options           64,631        20,106
          Finance charges charged to equity                         -        32,900
          Interest converted to stock                          42,791       180,050
          Decrease in fair value of derivative
           liabilities                                              -   ( 2,768,683)
          Amorization of debt discount                              -     1,726,878
          Amortization of finance costs                         5,022       184,666

     Changes in operating assets and liabilities:
          Inventories                                     ( 2,158,014)     ( 16,869)
          Accounts receivable                               ( 785,257)    ( 306,881)
          Accounts receivable - Preferred "B" Shares        1,000,000             -
          Long-term accounts receivable                       187,784        11,329
          Prepaid expenses and deposits                       ( 4,725)    ( 395,024)
          Deferred implementation costs                      ( 92,939)     ( 87,983)
          Deferred production costs                         ( 459,245)            -
          Accounts payable and accrued liabilities          2,531,747     1,926,565
          Discontinued operations - accounts payable
           and accrued liabilities                          ( 308,970)    ( 494,900)
          Deferred Revenue                                    412,662       197,741
                                                         ---------------------------
Net Cash Used In Operating Activities                     ( 6,655,724)  ( 4,920,802)
                                                         ---------------------------
Cash Flow From Investing Activities
          Purchase of property and equipment                ( 239,806)     ( 80,545)
          Investment in Optimal Golf Solutions Inc.         ( 806,652)    ( 334,000)
          Investments in Subsidiaries - Deferred
           acquisition costs                                ( 884,960)            -
          Investment in Patents                              ( 44,570)            -
                                                         ---------------------------
Net Cash Flow Used In Investing Activities                ( 1,975,988)    ( 414,545)
                                                         ---------------------------
Cash Flow From Financing Activities

          Preferred Stock issued for cash (Net of costs)   11,168,626             -
          Preferred Stock issued for debt                   1,000,000             -
          Subscription receivable - Preferred Stock       ( 4,000,000)            -
          Proceeds (payments) - loans and bank
           indebtedness                                   ( 1,189,611)      925,330
          Proceeds / (repayments) of loans                  ( 537,060)    4,291,656
                                                         ---------------------------
Net Cash Flow Provided By Financing Activities              6,441,955     5,216,986
                                                         ---------------------------


Net Decrease In Cash                                      ( 2,189,757)    ( 118,361)

Cash, Beginning Of Period                                   2,196,220       131,174
                                                         ---------------------------
Cash, End Of Period                                      $      6,463  $     12,813
                                                         ===========================

Supplemental disclosure of cash flow information:
     Cash paid for interest                              $    443,263  $    493,972
                                                         ===========================
     Cash paid for taxes                                 $     21,856  $          -
                                                         ===========================

Non-Cash Investing And Financing Activities

     Common stock issued on conversion of
      convertible notes                                  $          -  $    467,863
                                                         ===========================
     Common stock issued to settle debt                  $    715,000  $    107,241
                                                         ===========================
     Common stock issued in settlement of
      accounts payable                                   $    264,500  $    982,000
                                                         ===========================
     Common stock issued for investments                 $  2,658,329  $          -
                                                         ===========================
     Deemed dividends on issuance of preferred
      stock                                              $ 12,500,000  $          -
                                                         ===========================

------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                      GPS Industries, Inc. and Subsidiaries

          Notes to Consolidated Financial Statements Nine months ended
                    September 30, 2007 and 2006 (Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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


Business - The Company is a golf course management technology company. It owns the rights to both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology that it markets through it's sales offices in the USA, and through sales distributors in the USA, UK and Europe, Australia, South Africa and Asia. It's portable product, the "Inforemer", is connected through a wireless link to golf course management information systems that are marketed as part of its golf course suite of products. The Inforemer is capable of exhibiting continuously updated advertising. The Company currently generates most of its revenues from the sale and installation of its GPS and wireless products and software tools. To a lesser extent, it also generates revenues from licensing to third parties certain of the patents that it owns on golf course technologies. The Company's business plan is to establish a substantial base of golf course clients (either through the sale of golf course systems or through acquisitions of other companies) and to thereafter generate recurring revenues from (i) selling advertising for exhibition on the Informer units used at those golf courses, and (ii) from other revenue generating golf course programs, such as the Fire At The Flag(TM) program. At September 30, 2007, substantially all of the Company's assets and operations were located in Canada.


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

2. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2007 and December 31, 2006. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent registered certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2006, have expressed substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 2007, the Company's largest stockholder is required to provide the Company with a total of $8,000,000 of additional cash payments during the current fiscal year as payment for the shares of the Company's Series B Convertible Preferred Stock that it purchased on May 8, 2007. The Company received the first required $4,000,000 payment from this investor in October 2007 (see, Note 9, Subsequent Events) and is scheduled to receive the final $4,000,000 payment by December 31, 2007. However, to the extent that the Company does not receive the final $4,000,000 payment, or otherwise is unable to obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations.


The Company effected two financing transactions in December 2006 and May 2007 with Great White Shark Enterprises, Inc. ("GWSE"), Leisurecorp LLC, and certain principals of the Company. In December 2006, the Company completed a sale of $15,740,890 of newly authorized Series B Convertible Preferred Stock (the "Series B Shares") and warrants to GWSE and Leisurecorp, along with the concurrent sale of the Series B Shares to Douglas Wood, one of the Company's directors, in exchange for, and as payment for $3,000,000 of cash loans he had previously made to it. The $3,000,000 of loans were repaid through the issuance of 300,000 Series B Shares and warrants to purchase 49,180,328 shares of common stock to Mr. Wood. Also, on December 29, 2006 Robert C. Silzer, the Company's Chief Executive Officer, cancelled $750,000 of obligations owed to him in exchange for 12,295,082 shares of common stock and warrants to purchase 3,073,770 shares of common stock. A portion of the cash proceeds of the foregoing sales of securities were used to reduce indebtedness, and the balance is being used for working capital to fund operations.

In May 2007, the Company sold additional shares of Series B Shares. In connection with the December 2006 purchase of Series B Shares by GWSE and Leisurecorp, the Company agreed to grant GWSE and Leisurecorp each the right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in the Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase a total of $12,500,000 of additional Series B Shares and warrants, and the closing of the purchase of the $12,500,000 additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness the Company owed to GWSE. Leisurecorp is required to repay the Note as follows: $2,000,000 on or before June 30, 2007; $4,000,000 on or before October 31, 2007; and the remaining $4,000,000 on or before December 31, 2007. The first payment under the Note of $2,000,000 was received by the Company on July 9, 2007, and the second payment of $4,000,000 was received by the Company on October 9, 2007. The Company has agreed to use approximately $5.5 million of the future Note payments to repay most of its currently outstanding indebtedness (other than trade accounts payable and accrued operating liabilities incurred in the ordinary course of operations).

3. Summary of Significant Accounting Policies

Revenue Recognition - The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of physical equipment delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as contract labor, travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Operations, Engineering, Research and Development", all such costs are expensed as they are incurred. Production expenses incurred prior to the commercial introduction of products are capitalized as "Deferred Production Costs" and amortized over the useful economic life of the product.

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

4. Debt

Bank Indebtedness

Effective June 27, 2003, the Company obtained a bank line of credit for $1,485,000 to fund its operations. As of September 30, 2007, the Company had borrowed approximately $1,196,114 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and is currently renewed to December 31, 2007. As consideration for renewing the standby bank letter of credit, the Company has issued to Hansen Inc. common stock purchase warrants to purchase 1,500,000 shares of the Company's common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. In addition the Company extended 2,000,000 previously issued warrants which expired in 2006 to expire in 2008 at a price of $0.05. $75,416, the fair value of these common stock purchase warrants, calculated pursuant to the Black-Scholes option pricing model, was charged to operations as finance costs for the twelve months ended December 31, 2006. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

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

Short-Term Loans

As of September 30, 2007 the Company has $ 2,972,165 owing on short term notes. These amounts are repayable on demand and bear interest at varying rates. The largest of these, amounting to $1,572,165, is from a director and stockholder.

Purchase Order Financing

The Company has entered into agreements with a number of entities and individuals to obtain purchase order financing on confirmed sales orders.

In January 2006 the Company entered into an agreement with Great White Shark Enterprises, Inc. (a principal stockholder of the Company) to obtain purchase order financing on confirmed sales orders. The Company pays 18% per annum interest for the period of the advance, and additionally 100,000 shares for each $250,000 advanced. As of September 30, 2007 the Company had fully repaid this purchase order financing line of credit.

In September 2007 the Company entered into agreements with three individuals to provide purchase order financing on confirmed sales orders. The Company pays 18% per annum interest for the period of these advances. The balance of $1,150,000 owing under this financing line at September 30, 2007 is included in the balance of $1,400,000 owed as of September 30, 2007 on Short Term Loans.

Acquisition of Optimal Golf Solutions, Inc.


On November 19, 2004 the Company acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable by a combination of cash and stock. The purchase terms and ensuing cash and stock payments relating to this acquisition are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

In January 2007 the Company paid $806,852 cash and issued 30,392,082 shares to satisfy the remaining liability for the purchase. Full satisfaction of this liability will depend on the Optimal Shareholders receiving sufficient funds from the sale of the issued shares to pay down the remaining liability in full. Assuming that the remaining shares are sold at the market price of the Company's stock at September 30, 2007, the remaining liability would be satisfied in full from the sale of the shares issued for the second stock payment. However should the price of the Company's stock fall below the price necessary to satisfy the liability the Company could be required to issue further shares or pay the shortfall in cash.

Optimal was primarily engaged in the business of holding patents relating to GPS technology for the golf industry. Optimal held an important U.S. patent no. 5,364,093 which was issued on November 15, 1994 for a Golf Distance Measuring System and Method. They also owned U.S. Patent No. 5,751,244 which was for the Method and Apparatus for Calibration of a GPS Receiver. Optimal had also made a Canadian patent application no 2,134,737 entitled Method and Apparatus for Message Display on a Golf Course. The 093 Patent has been licensed to six companies, of which two currently pay annual licensing fees. All license payments received were required to be forwarded to Great White Shark Enterprises until their loan in the amount of $3,000,000, plus interest owing of 10% per annum, was fully repaid. This loan was converted to Series B Convertible Preferred Shares on December 29, 2006. Great White Shark is entitled to 20% of all patent license payments received through December 31, 2008, at which time their share of these fees will be increased to 40% for the remaining life of the patents. The Company has accrued this liability to September 30, 2007. The Company expects to license the 093 Patent on a non-exclusive basis to other GPS based golf system providers.


Other Debt Related Activity

Derivative Liabilities

During the year ended December 31, 2005, the Company recognized derivative liabilities of approximately $9.5 million pursuant to the issuance of $3,720,000 in Secured Convertible Notes ("the Notes") and the granting of certain registration rights which provided for liquidated damages and a default premium in the event of failure to timely register or deliver the shares in connection with the issuance of the Notes and the related Warrants. The recognition of these derivative liabilities is more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The fair value of the derivative liabilities recorded at December 31, 2005 amounted to $9,460,366. The fair value of the derivative liabilities at September 30, 2006 amounted to $ 6,691,683. The decrease in the fair value of the derivatives in the period amounting to $ 2,768,683 was recorded as other income for the period. The Company repaid the Notes in November 2006 which eliminated the derivative liabilities. Accordingly there is no income or expense arising from the fair value of the derivative liabilities in the period ended September 30, 2007.

5. Liabilities Related to Discontinued Operations

As a result of the bankruptcy of Inforetech Golf Technology 2000 Inc. the Company has accounts payable and accrued liabilities of $ 1,999,745 with respect to this discontinued operation, which are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

As a result of the Proshot acquisition and subsequent bankruptcy, the Company has loans payable to related parties of $258,000, promissory notes payable of $1,274,757, capital leases in default of $29,467 and accounts payable and accrued liabilities of $ 437,521. All such liabilities are included in liabilities related to discontinued operations in the accompanying consolidated balance sheet.

The amounts are recorded on the books until the relevant statutes of limitations expire, at which point they will be written off.

During the nine months ended September 30, 2007 and 2006, the Company wrote off trade debts arising from discontinued operations amounting to $308,970 and $494,900 respectively. This was based upon management's belief that these debt holders rights have expired under the statutes of limitations in the various States in which the debt holders reside.

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

On August 1, 2007, CCG Investor Relations, Inc. ("CCG"), filed a complaint against the Company., in the Los Angeles Superior Court for alleged breach of contract. CCG claims that the Company breached a consulting agreement by failing to pay monthly consulting fees, and claims $101,470.00 in damages. On September 27, 2007, the Company filed an answer to the complaint, generally denying liability, and asserting various affirmative defenses. The Company plans to defend the action vigorously, and contends that the consulting agreement could be, and was properly, terminated.

The Company may occasionally become subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of any disputes that may arise, and the Company cannot predict whether any liability arising from claims and litigation will be material in relation to the consolidated financial position or results of operations.

7. Capital Stock Transactions

During the nine month period ended September 30, 2007, the Company completed the sale of the following securities:

Preferred Stock and Warrants: On May 8, 2007, for an aggregate purchase price of $12,500,000, the Company sold a total of 1,250,000 shares of Series B Shares and warrants to purchase up to 51,229,508 shares of our common stock to Great White Shark Enterprises, Inc. and Leisurecorp LLC. The $10,000,000 purchase price paid by Leirsurecorp LLC for the shares that it purchased is payable in three installments, the last of which is due on December 31, 2007.

Common Stock:

     As of September 30, the Company issued the following:

     o 30,392,082 shares of common stock valued at $1,653,329 under the terms of a contract for the purchase of certain patents.

     o    1,045,000 shares valued at $127,725 for services rendered;

     o 2,907,530 shares valued at $305,291 in payment of interest and accrued interest;

     o 10,416,873 shares valued at $1,093,611 in settlement of outstanding indebtedness;

     o 11,000,000 shares valued at $1,005,000 in relation to the acquisition of two other companies. These acquisitions were not completed at September 30, 2007 and the associated costs have been recorded as deferred acquisition costs.

8. Related Party Transactions

On November 5, 2007, the Company entered into a contract with Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, to design, supply, deliver and install a Wi-Fi network and GPS Management System for a Golf Estates project in Dubai. The contract calls for payments from Leisurecorp LLC in excess of $2,000,000 upon achievement of specific milestones as defined in the contract. This transaction is in the normal course of operations and will be measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. As at, and for the period ending September 30, 2007, no amounts for this transaction have been recognized in the financial statements of the Company.

During the three month period ending September 30, 2007, the Company completed a project for Leisurecorp LLC. This transaction has been measured at its exchange amount. As a result of the transaction, $301,000 has been recognized as revenue from related parties in the three and nine month periods ended September 30, 2007, and $301,000 is included in accounts receivable at September 30, 2007.

The Company has entered into an International Distributor Agreement with GPSi Asia Inc. pursuant to which the Company agreed to sell Inforemer Golf Management Systems to GPSi Asia Inc. The Company's Chief Executive Officer is an immediate family member to a GPSi Asia Inc. stockholder. Pursuant to this agreement, GPS Industries Inc. acquired stock in GPSi Asia Inc. As part of terms of the agreement, the Company has agreed to pay certain costs of GPSi Asia by way of common shares should they reach certain sales milestones. During the three months and nine months ended September 30, 2007, $222,000 and $434,000, respectively, have been included in revenue from related parties for transactions between the Company and GPSi Asia Inc.

Sales commissions and consulting fees in the amount of $235,000 were paid to individuals or companies controlled by immediate family members of the Chief Executive Officer of the Company in the nine months ended September 30, 2007. Sales commissions were paid on the basis of distributor agreements which are consistent with distributor agreements the Company has entered into with non-related parties. Consulting fees were paid for services rendered consistent with fees paid to consultants that are not related parties. Accounts payable at September 30, 2007 includes $29,000 due to these parties.

The Company has recorded $105,000 in interest expense due to Douglas J. Wood for the nine months ended September 30, 2007. This interest was earned on loans provided to the Company by Mr. Wood and also on a Line of Credit (which expired on February 28, 2007) that was partially funded by Mr. Wood. Mr. Wood is a director and stockholder of the Company. Included in accounts payable and accrued liabilities at September 30, 2007 is $548,000 due to Mr. Wood.

For the nine months ended September 30, 2007, the Company has recorded $168,000 in interest expense due to Great White Shark Enterprises for purchase order financing provided by Great White Shark Enterprises, and for interest on balances owing to Great White Shark Enterprises. Additionally the Company has recorded $375,000 in sales commissions due to Great White Shark Enterprises, which have been charged to Sales and Marketing expense, pursuant to an endorsement agreement between the two parties dated April 2003. Great White Shark Enterprises is a stockholder of the Company and has appointed a member of the Company's Board of Directors. Included in accounts payable and accrued liabilities at September 30, 2007 is $965,000 due to Great White Shark Enterprises.

9. Subsequent Events

Effective October 18, 2007, the Company purchased the outstanding shares of capital stock of Direct Golf Services, Inc. (the "DGS Shares") for $800,000 payable $200,000 in cash and 6,000,000 restricted shares of the Company's Common Stock.

Effective October 18, 2007, the Company purchased the outstanding shares of the capital stock of Golf Academies Limited (the "GAL Shares") for $500,000 pursuant to the delivery of 5,000,000 shares of the Company's restricted stock. In connection with the acquisition, the Company entered into employment agreements with John Porter and Philip Lewin.

As required by the promissory note issued by Leisurecorp on May 8, 2007 in connection with its purchase of Series B Shares, on October 9, 2007, Leisurecorp LLC paid the Company $4,000,000 as the second installment of the purchase price of the Series B Shares that it purchased in May 2007.


Legal Proceedings


 In November 2007 ProLink Holdings, a provider of GPS golf course management systems and on-course advertising, filed a patent infringement lawsuit against the Company and Uplink Corporation, a company that the Company has agreed to purchase. The Company has not yet been served. If it is served, the Company intends to vigorously defend this lawsuit.

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

Overview

         We are a golf course management technology company. We own the rights to both a hand-held and cart mounted product using Global Positioning Systems ("GPS") technology that we market through our sales offices in the USA, and through sales distributors in the USA, UK and Europe, Australia, South Africa and Asia. Our portable product, the "Inforemer", is connected through a wireless link to golf course management information systems that are marketed as part of our golf course suite of products. The Inforemer is capable of exhibiting continuously updated advertising. We currently generate most of our revenues from the sale and installation of our GPS and wireless products and software tools. To a lesser extent, we also generate revenues from licensing to third parties certain of the patents that we own on our golf course technologies. Our business plan is to establish a substantial base of golf course clients (either through the sale of our golf course systems or through acquisitions of other companies) and to thereafter generate recurring revenues from (i) selling advertising for exhibition on the Informer units used at those golf courses, and
(ii) from our other revenue generating golf course programs, such as our Fire At The Flag(TM) program. In 2007, we initiated a new two-tier price structure for the sale of our Inforemer golf course system, which pricing structure offers purchasers the ability to purchase our golf course management package at a lower price in exchange for granting us the right to (i) provide advertising on the Inforemer units used at their golf course and (ii) operate our Fire At The Flag(TM) (hole in one) program at their golf course.

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

         Our significant accounting policies are summarized in Note 3 of our consolidated financial statements for the period ended September 30, 2007.

         Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 vs. Three and Nine Months Ended September 30, 2006

         Revenue - Revenue during both the three- and nine month periods ended September 30, 2006 (the "2006 fiscal periods") and the three- and nine month periods ended September 30, 2007 (the "2007 fiscal periods") were comprised primarily of (i) sales generated from our Inforemer product, (ii) service contract fees we received in connection with the sale of the Inforemer, and
(iii) patent license fees received by us and Optimal Golf Solutions, Inc., one of our subsidiaries, for the right to use certain of our patented technologies. During the three month period ended September 30, 2007, the Company also generated $301,100 revenues for providing GPS tracking advisory and design services to a Dubai company, which is a related party. No such revenues were generated during either the 2006 fiscal period or during any other portion of the 2007 fiscal periods. During the three months and nine months ended September 30, 2007, $222,000 and $434,000 respectively, have been included in revenue from related parties for transactions between the Company and GPSi Asia Inc., which is a related party. These transactions were for the sale of Inforemer Golf Management Systems to GPSi Asia Inc. Revenue for the nine- month period in 2007 increased by 51% compared to the same nine- month period in fiscal 2006 due to the significant increase in the number of sales and installations of our Inforemer products and related golf management system during the first six-months of the current 2007 fiscal periods. The increase in sales during the nine-month period of 2007 reflects increased marketing and sales efforts, the growing reputation of our system and our changed pricing and sales structure. Revenue for the three-month period ended September 30, 2007, however, decreased by approximately 53% compared to revenues during the three-month period ended September 20, 2006 due to a significant decrease in the sale and installation of golf management systems in the 2007 period. The decrease in sales/installations during the third quarter of fiscal 2007 is due to (i) timing issues (3 installations were initiated but not completed by September 30, 2007, and advance payments for such installations are reflected on the financial statements as deferred revenues), and (ii) the Company's focus during the past three months on completing the acquisition of complementary businesses and on rolling out its advertising program. During the third fiscal quarter of 2007, the Company negotiated and entered into agreements to purchase Uplink Corporation, Direct Golf Services, Inc. and Golf Academies Limited, as well as certain other pending transactions. In addition, during the third quarter of 2007, the Company commenced several pilot programs for its advertising services on the Inforemer.

         During 2007, we instituted a two-tiered pricing structure for our golf course sales, which structure was not in effect during the 2006 fiscal periods. The new price structure offers purchasers of our products the ability to purchase our golf course management package at two different prices. The lower price is available to golf course operators who grant the Company the right to provide advertising on the Inforemer units used at their golf course and the right to operate our Fire At The Flag(TM) program at their golf course. Although we generate less revenue from the lower price sales, it is our goal to generate longer term recurring revenues from these sales by selling advertising on those Inforemer units and by operating the Fire At The Flag(TM) program at those courses. We are still implementing both the advertising and Fire At The Flag(TM) program and have not yet generated material revenues from these sources. Since approximately one half of the sales during the nine-month 2007 fiscal period were sales under the lower price sales program, these lower priced sales reduced our current sales revenues and decreased our gross margins.

         Increased patent license payments were received by the Company in both the three- and nine-month periods of 2007. In the three- and nine- month periods in fiscal 2007, we realized $ 199,000 and $ 596,000, respectively, from license payments; in the three- and nine- month periods in 2006 we received $146,000 and $438,000, respectively, in license payments. We currently anticipate that licensing revenues will remain at these higher levels in the future.

         Cost of Goods Sold - Cost of goods sold represents the cost we pay for our Inforemer products. Cost of goods sold for each Inforemer unit remained substantially the same in the 2007 fiscal periods compared to the 2006 fiscal periods. However, because a majority of our sales were under our lower price program offered to golf courses that allowed the Company to participate in future advertising and Fire At The Flag(TM) revenue streams (and the sales price of each Inforemer units was therefore less), as a percentage of revenues cost of goods sold increased from 50 % in the three months ended September 30, 2006 to 62 % in the three months ended September 30, 2007, and increased from 52 % to 62 % during the nine month periods ending September 30, 2006 to September 30, 2007, respectively.

         Installation Costs - Installation costs represent our cost of delivering and installing our equipment at our customers' sites and costs of third party services we incur in the installation of systems that we sell to our customers. Since we install our system in various countries, we often need the assistance of local licensed trades to install those systems. Since the initiation of the Fire At The Flag(TM) program, installation costs also include the cost of installing the equipment necessary for this program. Since the installation of the Fire At The Flag(TM) equipment precedes any revenues generated from those programs, these costs increase our overall installation costs without any increase in revenues. Accordingly, as a percentage of sales, installation costs increased from 11 % in the nine month period ending September 30, 2006 to 12 % for the nine month period ending September 30, 2007.

         General and Administrative Expenses - General and administrative expenses decreased in both of the 2007 fiscal periods compared to the comparable 2006 fiscal periods. The decreases in the general and administrative expenses was due to significant decreases in consulting fees paid to third party consultants, as well as a decrease in stock compensation expenses. However, the foregoing decreases were partially offset by an increase in the three- and nine month periods ending September 30, 2007 in our general and administrative personnel and personnel administration expenses as we significantly increased the number of our employees. Our personnel headcount has increased in 2007 over 2006 as we hired additional personnel in anticipation of increased sales and operations.

         Depreciation and Amortization - Depreciation and amortization increased by 23 % and 15 % in the three- and nine month periods ending September 30, 2007 compared to the 2006 fiscal periods as a result of an increase in the equipment being depreciated. Our patents are being amortized over the remaining life of the patents.

         Selling and Marketing Expenses - Selling and marketing expenses increased by 60% and 91 % in the three- and nine- month periods of 2007 compared to the comparable 2006 fiscal periods due to a significant increased in sales and marketing initiatives and activities. Major increases in these expenses in the nine-month period ending September 30, 2007 compared to the nine-month period ending September 30, 2006 included an increase in sales and marketing personnel costs and an increase in fees and expenses for trade shows. Our sales commissions (payable to both in-house and outside sales representative) also increased in the 2007 fiscal periods compared to the 2006 fiscal periods as sales increased over the prior year.

         Operations, Engineering, Research & Development Expenses - Operations, engineering, research and development expenses for the nine-month period ending September 30, 2007 increased by $ 511,000 (or 22 %) over the 2006 fiscal period as a result of an increase in the engineering and continuing development cost of the Inforemer product, which included increased costs in personnel, consultants and computer software development. Increased personnel expenses were partially the result of an increased number of engineers that were employed to support the additional sales anticipated due to the Company's increased marketing efforts and more aggressive pricing programs. Service costs as a result of the increased number of Inforemer systems installed also increased during the nine month period of 2007. We are currently completing major improvements in the functionality of our Inforemer, including upgrading the computing power of our Inforemer units, the visual appearance of the units, the ability of the units to stream video and play sound, and the ability to remotely accept charge card payments. These improvements are expected to enhance the advertising that can be exhibited on the Inforemer units and, thereby, to increase the amount of advertising we will be able to sell for exhibition on those units. Operations, engineering, research and development expenses for the three-month period ending September 30, 2007 increased by $355,000 (or 36 %) from the comparable three-month fiscal period in 2006 as certain development projects related to our technology were being completed.

         Loss from Operations - Despite a $ 83,000 increase in gross profits in the nine month fiscal period of 2007, our loss from operations increased by $ 1,706,000 in the 2007 fiscal period over the loss from operations in the comparable nine month 2006 fiscal period. The increase in loss from operations in the 2007 nine month period was due to the lower gross margins during the 2007 three- and nine-month periods as a result of the lower sales price of our products under our new two-tier pricing program, decreased revenues during the fiscal quarter ended September 30, 2007, and increases in sales and marketing expenses in both the 2007 three- and nine-month periods. Our loss from operations for the three-month period ending September 30, 2007 was $1,168,000 (or 62 %) more than the loss from operations in the same three-month period of 2006 primarily due to the $ 1,127,000 drop in revenue and the $ 477,000 (or 18 %) increase in operating expenses compared to three-month period ending September 30, 2006. We currently anticipate that our revenues will increase in the fiscal year ended December 31, 2007 and that our operating costs will, by the end of the year, decrease, thereby reducing our loss from operations during the final fiscal quarter of 2007.

         Finance Costs - Finance costs represent fees paid to a provider of a line of credit to the company and expenses recognized related to warrants we have issued. The value of the warrants is recorded as a discount on the debt financing raised or as a deferred financing cost and is amortized over the term of the respective debt or term of service. Finance costs decreased in both of the 2007 three- and nine-month fiscal periods as a result of a reduction in the use of the line of credit and a reduction in the number of warrants issued in the current fiscal periods.

         Interest Expense - Interest expense decreased by 90 % in the three month period ending September 30, 2007 compared to the comparable three month period last year, and by 87 % in the nine-month 2007 fiscal period compared to the nine-month 2006 fiscal period as a result of a decrease in the amount interest-bearing debt that we were carrying. In September 2005, we issued $3,720,000 of Callable Secured Convertible Notes (the "Callable Notes") that bore interest at a rate of 8% per annum. The Callable Notes created a derivative liability, which in turn created a debt discount of $3,720,000, or 100% against the Callable Notes. This debt discount was amortized over the term of the loan and also against any interim conversions of the Callable Notes. This amortization amounted to $ 443,000 and $ 1,675,000 in the three- and nine month periods ending September 30, 2006, which was included in interest expense. We repaid the Callable Notes in November 2006. Accordingly, during the 2007 fiscal period we did not incur interest on the Callable Notes. In addition, in December 2006 we (i) completed the sale of $15,740,890 of our preferred stock, which proceeds were also used to further reduce our interest bearing indebtedness, and
(ii) cancelled $3.75 million of outstanding debt held by certain of our officers and directors in exchange for the issuance securities. In addition, in May 2007, we (i) received $1.5 million from the sale of additional Series B Shares and warrants (which was used to repay outstanding debt), and (ii) cancelled $1 million of outstanding indebtedness in consideration for the issuance of Series B Shares and warrants. As a result of the May 2007 cash infusion and debt cancellation, the amount of outstanding debt accruing interest was significantly reduced during the balance of the three- and nine month periods ending September 30, 2007 compared to the same periods in 2006. Because our indebtedness has been reduced, and because we anticipate further reducing our interest bearing indebtedness as the remaining $8,000,000 portion of the May 2007 funding is received by the end of this fiscal year (a significant portion of which funds we are required to use to repay indebtedness), we expect that our future interest expenses will continue to remain low.

         Derivative Liabilities - Our derivative financial instruments consist of embedded derivatives related to the issuance of the Callable Notes. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. During the three- and nine month fiscal period of 2006 we recorded a $ 441,000 non-operating, non-cash charge and $ 2,769,000 of non-operating, non-cash income, respectively. Because we repaid the Callable Notes in November 2006, we did not record any of these charges or income in the 2007 fiscal period.

         Loss on Foreign Exchange - During the three-month period ending September 30, 2007 we incurred a currency exchange loss of $427,000, compared to a currency exchange gain of $34,000 during the same three-month period in 2006. Since most of our revenues are collected in U.S. dollars, and many of our expenses are paid in Canadian dollars, we are subject to currency fluctuation risks. During 2007, and in particular during three-month period ending September 30, 2007, the value of the U.S. dollar decreased significantly compared to the Canadian dollar, thereby causing us to realize a substantial loss on our currency exchange.

         Loss/Gain on Extinguishment of Debt - We incurred a loss on extinguishment of debt in nine-month 2007 fiscal period and a gain from extinguishment of debt in the 2007 three-month fiscal period, whereas we recognized gains from the extinguishment of debt during both the three- and nine month periods ending September 30, 2006. The loss during the fiscal 2007 nine-month period is due to stock issuances in settlement of loans partially offset by a gain on extinguishment of debt on the write-off of accounts payable from discontinued operations.

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

         Net Loss - Net loss was $ 20,552,000 for the nine months ending September 30, 2007 primarily as a result of the $12,500,000 Deemed Preferred Stock Dividend. Excluding the effect of the accounting entry for the Deemed Preferred Stock Dividend, net loss for the 2007 nine month period was $ 8,052,000, a $ 2,211,000 increase from the net loss of in the nine-month fiscal period in 2006. However, but for a non-cash accounting adjustments related to derivative liabilities that resulted in a financial statement gain of $ 2,769,000 during the nine-month period of 2006, the net loss in the 2006 fiscal period would have been greater than the net loss before the Deemed Preferred Stock Dividend in the 2007 fiscal period. Net loss for the three-month period ended September 30, 2007 was substantially similar to the net loss in the 2006 three-month period even though our 2007 loss from operations was $1,168,000 greater than our loss from operations in the 2006 three-month period. Net losses were substantially similar because our other losses (mostly in interest expense and derivative liability changes) were $1,121,000 higher during the three-month period ended September 30, 2006. Although we expect our interest expenses to further decrease as our outstanding indebtedness is paid down and our revenues to increase due to increased additional sales, decreasing the amount of our net losses will be significantly dependent upon the success of our new advertising and Fire At The Flag(TM) initiatives.

Liquidity And Capital Resources

         To date, we have incurred significant losses from operations. As of September 30, 2007, we had a working capital deficit of $ 5,197,000. Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, and (v) short-term loans made to us by our affiliates and by third parties.

         Our liquidity and capital resources were substantially improved on December 29, 2006 by the sale of $15,740,890 of newly authorized Series B Convertible Preferred Stock (the "Series B Shares") and warrants to Great White Shark Enterprises, Inc. ("GWSE") and Leisurecorp LLC and by the concurrent sale of the Series B Shares to Douglas Wood, one of our directors, in exchange for, and as payment for $3,000,000 of cash loans he had previously made to us. Also, on December 29, 2006 Robert C. Silzer, our Chief Executive Officer, cancelled $750,000 of obligations we owed to him in exchange for 12,295,082 shares of our common stock and warrants to purchase 3,073,770 shares of common stock. A portion of the cash proceeds of the foregoing sales of securities was used to reduce our indebtedness, and the balance was used for working capital to fund our losses from operations.

         In connection with the foregoing purchase of Series B Shares by GWSE and Leisurecorp, we agreed to grant each of GWSE and Leisurecorp the right, exercisable until the end of April 2007, to increase their investment in our shares of Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase a total of $12,500,000 of additional shares of Series B Shares and warrants, and the closing of the $12,500,000 purchase of additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering to us a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities we sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness that we owed to GWSE. Leisurecorp's Note is payable as follows: $2,000,000 was due on or before June 30, 2007; $4,000,000 was due on or before October 31, 2007; and the remaining $4,000,000 is due on or before December 31, 2007. The first and second payments on this Note have been received ($2,000,000 was received on July 9, 2007, and $4,000,000 was received on October 9, 2007). We have agreed to use approximately $5.5 million of the $10 million Note payments to repay most of our currently outstanding indebtedness (other than trade accounts payable and accrued operating liabilities incurred in the ordinary course of operations). Our ability to repay our accounts payable and other outstanding indebtedness, and our ability to maintain sufficient liquidity to continue our operations, is significantly dependent upon our ability to generate sufficient sales in Q4 and beyond, supplemented by the receipt of the $4,000,000 Note payments due from Leisurecorp in December 2007.

         In October 2007, we purchased Direct Golf Services, Inc. and Golf Academies Limited for $200,000 in cash and 11,000,000 shares of our common stock. We currently anticipate that the cost of integrating those two companies into our company, and the additional overhead costs related to the operations of these two new businesses, will initially negatively affect our liquidity. In addition, we have agreed to purchase all of the assets of Uplink Corporation for $1,200,000 in cash and 129,166,667 shares of our common stock. The closing of the purchase of Uplink is expected to occur on or before January 15, 2008. We expect to fund this acquisition partially from the receipt of the $4,000,000 Note payment due from Leisurecorp in December 2007.

         As a result of the new two-tier pricing structure we have implemented to sell our Inforemer golf course management systems earlier in 2007, revenues from certain sales of our systems initially is reduced, thereby temporarily reducing the liquidity benefit otherwise obtained from the sale and installation of a golf course system. We anticipate that the decrease in cash proceeds received from the sales of the lower priced golf course systems will be offset by higher advertising and other revenues that we will shares with the golf course owners in the future. Our on-going future liquidity therefore is significantly dependent on our ability to generate significant advertising and Fire At The Flag(TM) revenues in the future.

         Operating Activities - During the 2007 fiscal period, our operations utilized cash of $ 6,656,000 as compared to $ 4,921,000 during the nine months ended September 30, 2006. The increase in cash utilized in operations in the 2007 fiscal period as compared to the 2006 fiscal period was primarily a result of the increase in the loss from operations, adjusted for non-cash items, plus increases in accounts receivable and inventory, partially offset by an increase in accounts payable, a reduction in accounts receivable for share subscriptions and an increase in deferred revenue.

         Investing Activities - Net cash used in investing activities was $ 1,976,000 in the 2007 fiscal period, consisting of the purchase of equipment and patents, payments relating to the purchase of Optimal Golf Solutions, Inc. and deferred acquisition costs relating to the intended purchase of certain subsidiaries.

         Financing Activities - Net cash provided by financing activities was $ 6,442,000 for the 2007 fiscal period as a result of receipt of equity investment funds partially offset by repayment of loans and the rec.

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


Lines of Credit

         We currently have a bank line of credit for $1,485,000 available to us to fund our operations. As of September 30, 2007, we had borrowed $ 1,196,000 under this line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and is currently renewed to December 31, 2007. As consideration for renewing the standby bank letter of credit, we issued to Hansen Inc. common stock purchase warrants to purchase 1,500,000 shares of common stock, exercisable at $0.10 per share (a 15% discount to the then market price) for a period of three years. In addition, we extended 2,000,000 previously issued warrants which expired in 2006 to expire in 2008 at a price of $0.05. We also pay a standby letter of credit fee to Hansen Inc. equal to 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter.

         On February 28, 2007, a line of credit that was available to us under an agreement with Douglas J. Wood, Daniel S. Wood and James Liken expired and is now no longer available to us. This $1,400,000 line of credit from HSBC Bank Canada was used for funding our manufacturing costs.

         We have entered into agreements with a number of entities and individuals to obtain purchase order financing on confirmed sales orders. In January 2006 we entered into an agreement with Great White Shark Enterprises to obtain purchase order financing on confirmed sales orders. We paid 18% per annum interest for the period of the advance, and additionally 100,000 shares for each $250,000 advanced. As of September 30, 2007 we had fully repaid this purchase order financing line of credit. In September 2007 we entered into agreements with three individuals to provide purchase order financing on confirmed sales orders. We also pay 18% per annum interest for the period of these advances.

         Based on our currently projected revenues, the foregoing existing lines of credit, and the $4,000,000 payment due from Leisurcorp in December 2007 under the Note, we believe that we have sufficient capital resources to fund our anticipated working capital needs through December 31, 2007. As previously disclosed, our goal is to acquire one or more third party businesses in order to
(i) obtain additional technologies that compliment or supplement our current products, and (ii) increase the number of golf courses that utilize our products and services. Depending on the terms of any such acquisitions and the amount of funds needed to integrate and fund the acquired operations, these acquisitions could materially impact our anticipated future working capital needs.

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

         Although we currently believe that our revenues will increase by the end of the fiscal year ended December 31, 2007 and that our balance sheet will be improved on December 31, 2007, we believe that our ability to generate profits over the longer term is dependent upon a number of factors including our ability to increase sales as projected and to complete complementary acquisitions, and on our ability to generate significant revenues from our advertising initiative and our Fire At The Flag(TM) program. If any of the projected events do not occur as we currently anticipate, our operations will continue to operate at a loss and with a negative cash flow. If we are unable to continue as a going concern, you could lose your entire investment in us.

         We will need additional financial support in order to continue to operate and grow, and cannot be certain that additional funds will be available when needed on satisfactory terms, if at all.

         Our internal business plan assumes that we will acquire one or more additional businesses during 2007/2008, and to significantly increase our sales to golf courses (including sales at under our lower margin two-tier pricing program to establish a future base for advertising venues). Depending on the acquisitions that we complete, if any, and the terms or purchase and the cost of integrating and operating those additional business, it is likely that we will have to obtain additional debt or equity financing. If we cannot obtain the amount of additional financing that we will need to support our operations or to fully implement our business plan, our future operations will be severely hindered, and our ability to sustain our operations and growth will be jeopardized.

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

         Litigation with ProLink Holdings could negatively impact our operations.

         In November 2007 ProLink Holdings, a provider of GPS golf course management systems and on-course advertising, filed a patent infringement lawsuit against us and Uplink Corporation, a company that we have agreed to purchase. We have not yet been served. If we are served, we intend to vigorously defend this lawsuit. The cost of defense and the distraction of the lawsuit may interfere with our operations and negatively affect our future operations and operating results. In addition, although we do not believe that the ProLink allegations have any merit, should a court find that we have infringed on any of ProLinks's rights, we may be required to pay damages, cease selling the infringing product and/or pay a significant royalty.

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

         In October 2007, we purchased Direct Golf Services, Inc. and Golf Academies Limited for $200,000 in cash and 11,000,000 shares of our common stock, and we have agreed to purchase all of the assets of Uplink Corporation for $1,200,000 in cash and 129,166,667 shares of our common stock. In addition, we have been considering purchasing other businesses and may elect to make such additional purchases in the future. Although the purchases of complimentary businesses are expected to improve our overall operations in the future and to improve our market presence in the worldwide golf industry, the cost of purchasing these, and other businesses, will negatively impact our financial condition in the near term. In addition, we could face difficulties in integrating the acquired companies and their personnel and operations. Acquisitions also involve the need for integration into existing administration, services marketing, and support efforts. These acquisitions and investments could disrupt our ongoing business, distract management and employees and increase our expenses. In addition, key personnel of the acquired company may decide not to work for us.

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

         In December 2006 and May 2007 we issued the Series B Shares to three investors. Under the terms of the Series B Shares, we may not, without first obtaining the prior approval of the holders of a majority of the then outstanding Series B Shares, voting separately as a class, take any of the following actions: (i) amend our Articles of Incorporation or Bylaws if such action would adversely affect the rights, preferences, privileges, or restrictions of the Series B Shares; (ii) authorize or issue any class or series of our capital stock or any rights, options, warrants or other securities that are convertible into or exchangeable for any of our capital stock, having any right, preference or privilege superior to or on parity with the Series B Shares in any respect whether by reclassification or otherwise; (iii) pay any dividends or distributions on any shares of our capital stock; (iv) amend any of the provisions of the Certificate of Designation of the Series B Shares; (v) redeem or declare a dividend with respect to any security; (vi) increase or decrease the authorized number of shares of Series B Shares; (vii) effect a merger, consolidation, or business combination or other acquisition involving the Company (other than solely for the purposes of reincorporation); or (viii) increase or decrease the authorized number of directors on our Board of Directors. The foregoing voting provisions shall remain in effect so long as one holder of our Series B Shares, Leisurecorp LLC, is the owner of record of 25% or more of the number of Series B Shares that it purchased on December 2006 and May 2007. As a result of its investment in the Series B Shares and the voting agreements contained in a shareholders agreement Leisurecorp has entered into with the other holders of the Series B Shares, Leisurecorp LLC owns or controls the vote of approximately 90% of the currently issued and outstanding Series B Shares.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On August 1, 2007, CCG Investor Relations, Inc. ("CCG"), filed a complaint against the Company., in the Los Angeles Superior Court for alleged breach of contract. CCG claims that the Company breached a consulting agreement by failing to pay monthly consulting fees, and claims $101,470.00 in damages. On September 27, 2007, the Company filed an answer to the complaint, generally denying liability, and asserting various affirmative defenses. The Company plans to defend the action vigorously, and contends that the consulting agreement could be, and was properly, terminated.

Item 2.    Unregistered Sales of Equity and Use of Proceeds

Common Stock: We issued the following shares of common stock in the quarter ended September 30, 2007

         o On August 23, 2007, we issued 6,000,000 shares valued at $480,000 in relation to the acquisition of another company;

         o On September 15, 2007, we issued 32,258 shares valued at $3,226 in settlement of outstanding indebtedness;

         o On September 28, 2007, we issued 125,000 shares valued at $10,125 for services rendered.

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


                                      GPS INDUSTRIES, INC.

Date:  November 19, 2007              By: /s/ ROBERT C. SILZER, SR.
                                          -------------------------
                                          Robert C. Silzer, Sr.,
                                          Chief Executive Officer


Date:  November 19, 2007              By: /s/ JOSEPH MILLER
                                          -------------------------
                                          Joseph Miller
                                          Chief Financial Officer