Form 10KSB
period 2007-12-31
GPS INDUSTRIES, INC.
filed 2008-04-15
CIK 29233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Issuer's revenues for its fiscal year ended December 31, 2007: $7,266,040

Aggregate market value of the common stock held by non-affiliates of the Issuer as of March 31, 2008 was approximately $30.8 million.

There were 544,386,703 shares of the Company's common stock outstanding on March 31, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

EXPLANATORY NOTE REGARDING RESTATEMENTS

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in the first three quarters of 2007, the Company determined that it had incorrectly accounted for the related revenues, cost of goods sold, course assets, accrued liabilities and deferred revenues. The Company’s financial statements presented in this Annual Report on Form 10-KSB includes these restatements. See Note 1, “Restatement of Quarterly Consolidated Financial Statements,” to our Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

As previously reported on our Current Report on Form 8-K filed with the Commission on April 15, 2008, previously filed quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007, August 14, 2007 and November 19, 2007 (the “Original Filings”), should no longer be relied upon. The Company’s consolidated financial statements presented in this report as at and for the period ending December 31, 2007 reflect these restatements.

The table below reflects the impact of the restatement adjustments discussed above on our consolidated statements of operations for the periods presented below:

2007 Restatement of Financial Results

Increase (decrease)

Condensed statement of operations:	Quarter 1	Quarter 2	Quarter 3	2007
	(a)	(a)	(a)
Revenue	$(164,000)	$(1,454,000)	$61,000	$(1,557,000)

Expense	148,000	(1,032,000)	24,000	(860,000)

Operating income	$(312,000)	$(422,000)	$37,000	$(697,000)

Condensed balance sheets:

Assets	$-	$(217,000)	$996,000	$779,000

Liabilities	312,000	205,000	959,000	1,476,000

Accumulated deficit	(312,000)	(422,000)	37,000	(697,000)

See Note 1, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements included in this Form 10-K.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

For purposes of the discussion contained in this sections, the use of “we”, “our” or “us” is meant to include GPS Industries, Inc. (“GPSI”) its subsidiaries Optimal Golf Solutions Ltd., Direct Golf Services Inc., Golf Academies Ltd. (collectively “GPSI Europe”) and GPS IT, LLC.

Company History

GPS Industries, Inc. was originally incorporated as Diversified Marketing Services Ltd. in 1996, subsequently changed its name to Inforetech Wireless Technology Inc. in 1999 and then to GPS Industries, Inc in 2004. GPSI common stock was first publicly traded on the OTC Bulletin Board in January 2000 as Inforetech Wireless Technology and is currently trading on the OTC Bulletin Board under the symbol "GPSN."

In January 2001, Inforetech Wireless Technology Inc. acquired 100% of the outstanding capital stock of ProShot Golf, Inc. through a wholly owned subsidiary, Inforetech Golf Technology 2000 Inc. IGT filed for relief under Chapter 7 of the U.S. Bankruptcy Court on December 19, 2002 and ProShot filed for relief under Chapter 7 of the U.S Bankruptcy Court on May 31, 2002.

In October 2007, GPSI acquired 100% of the outstanding capital stock of Direct Golf Services Inc. and Golf Academies Ltd., now operating as GPSI Europe and owns 17.5% of GPSI Asia, our Asian distributor.

On January 18, 2008, GPSI’s wholly owned subsidiary, GPS IT, LLC, acquired the assets and assumed certain liabilities of UpLink Corporation.

Business

GPS Industries, Inc. is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations, residential community developments and other recreational and industrial applications. With the development of the Inforemer HDX largely complete, GPSI is transitioning away from a research and development focus; however, GPSI will continue to dedicate resources to new opportunities where market potential and economics justify investment. Our primary business is the development, manufacture and sale of the Inforemer HDX mobile display units (“MDU”) in both cart mounted and hand held product lines along with the related infrastructure.

In late 2007, GPSI reorganized its various product offerings and divisions to more accurately reflect how GPSI manages its internal operations whereby Inforemedia, Wi Stream and Fire at the Flag are peripheral to the core Inforemer product and hence the management of these divisions have been collapsed into our core Inforemer business.

GPSI has offices in the United States, Canada and United Kingdom in order to focus on the geographic markets including North America, Europe and the Middle East with exclusive distributor arrangements covering Asia, South Africa, Australia and New Zealand.

Corporate activities are divided between our Vancouver, Canada and Austin, Texas offices with software development, research and development, manufacturing and finance located in Canada and sales, customer service and installation and repairs and maintenance in Austin, Texas.

Products and Systems

The Inforemer(TM) GPS Management System is the only product offered in the industry that utilizes a WiFi network backbone. The WiFi network turns the entire property into a WiFi “Hotspot” facilitating robust, high speed information delivery and two way communications between the facility operator and the golfer. The operator can also leverage the WiFi network for other applications such as wireless security cameras, if desired. The golfer interfaces with the system through either the H2 handheld, the only handheld device with full management capability, or the HDX, a cart-mounted colored displays that delivers GPS yardage information, rich course graphics, and streaming data such as CBS Sportsline. This information is delivered in real time over the WiFi network which is also capable of delivering multimedia enriching the experience for the golfer. The course operator has a full suite of management functions controlled through a central computer, such as tournament management, cart location information, pin placement, food and beverage ordering, and pace of play. This functionality gives the operator far greater control of the operation which can ultimately impact the facility’s profitability.

The architecture of the Inforemer™ system allows the operator to custom design a system around their specific needs. Much like purchasing an automobile where you start with a base model then add options and functionality as desired, the Inforemer begins with a handheld configuration or basic HDX Lite system and different capabilities are selected by the operator depending upon their needs and budget. This flexibility gives the Inforemer the ability to appeal to a wider variety of markets. An option that is currently under consideration for development is the integration of the IQ Link “cart control” technology that is unique in the industry and was acquired in the purchase of UpLink Corporation (see recent activity below).

GPSI also offers (i) an Inforemer Lite System that requires less infrastructure at a lower price point but still includes distance measurement and (ii) the Inova golf course system product that was acquired with the UpLink asset acquisition.

The Market

The market for the Inforemer System is most broadly defined as golf facilities worldwide or approximately 33,000 golf courses. Approximately 20,000 of these golf courses are currently located in North America (16,700 in the United States and 3,200 in Canada). Almost 50% (5,900) of the remaining golf courses are located in Europe, with 3,100 concentrated in Great Britain and Ireland. Other territories containing more than 250 courses include Japan, Australia and South Africa. The fastest growing golf territories, reporting double-digit growth, include China, Spain, Mexico and the rest of Latin America.

The most readily penetrable, primary market for the Wi-Fi powered `full management' Inforemer(TM) system includes resort courses, high-end daily fee facilities, and residential golf communities. These facilities constitute approximately 37% of the total golf course market and include large-scale golf-centric resorts and developments. A secondary market includes the private courses, mid-range facilities, lower-end daily-fee facilities and municipal courses that represent approximately 40% of the global market. This market is more receptive to a product at a lower price point, which could be addressed by the sale of a refurbished product or the Inova golf course system product.

Because our Inforemer system is marketed to our primary and secondary target markets, our market effectively includes 75% of all golf courses worldwide. The balance, approximately 25%, consists of smaller executive facilities, par 3 courses and pitch-and-putt facilities for which current product offerings are not appropriate.

Current market penetration of GPS Management systems is estimated at less than 5% of the global market.

Service and Support

GPSI typically offers 1 year of limited manufacturer’s warranty with service and maintenance fees payable thereafter. GPSI has approximately 22,000 mobile display units in operation worldwide in combination with the acquired UpLink customer base. GPSI, as a result of the UpLink acquisition, now manages our North American installation base through a geographically dispersed customer service network consisting of Regional Service Managers (RSM’s) supported by our Austin, Texas based management team and repair center.

GPSI Europe and GPSI Asia are responsible for their own service and maintenance to customers outside of North America.

Financing

GPSI customers often require financing in order to acquire the Inforemer System. While GPSI typically does not engage in, in-house financing, we do offer assistance to our customers to source, customize and obtain financing acceptable to them through a number of well established lenders in the Golf and Leisure industry.

Sales and Marketing

With offices, distribution and sales channels worldwide, GPSI has the opportunity to market and sell our products globally. In North America, we sell our systems through our network of direct sales representatives, distributors and multi-line agents. We also sell our systems through both GPSI Europe, GPSI Asia and more recently announced the signing of a distributor agreement with On-Pin for Australia and New Zealand. GPSI generally sells our systems outright for cash or through a fixed payment lease arrangement with a third party lessor whereby GPSI sells the system to the lessor for the net present value (NPV) of the stream of payments made by the golf course to the lessor.

Advertising

The Inforemer™ system has industry leading capabilities to deliver advertising messaging to the golfer while they are in the golf environment. The Inforemer™ can deliver advertising messages that can be location based, language specific and dynamic in nature. This ability gives the Inforemer a far more flexible offering than a static ad that is just displayed “by the hole”. The golfer while they are in the golf environment is a very desirable demographic for advertisers. GPSI partners with the course operator and sells advertising in the various markets through agents or third parties in the advertising industry. The revenue generated is then shared with the course operator.

Recent Events

1.	Series B Convertible Preferred Stock Financing

In May 2007, the Company sold additional shares of Series B Convertible Preferred Stock. In connection with the December 2006 purchase of Series B Shares by GWSE and Leisurecorp, the Company agreed to grant GWSE and Leisurecorp each the right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in the Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase 1,250,000 Series B Shares and warrants to purchase up to 51,229,508 shares of common stock for a total purchase price of $12,500,000. The closing of the purchase of the $12,500,000 additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering a $10,000,000 interest-free promissory note (the "Note") that was secured by the securities sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness the Company owed to GWSE. Leisurecorp was required to repay the Note as follows: $2,000,000 on or before June 30, 2007; $4,000,000 on or before October 31, 2007; and the remaining $4,000,000 on or before December 31, 2007. The first payment under the Note of $2,000,000 was received by the Company on July 9, 2007, the second payment of $4,000,000 was received by the Company on October 9, 2007 and the third payment of $4,000,000 was received by the Company on December 17, 2007.

2.	Acquisition of Direct Golf Services and Golf Academies (“GPSI Europe”)

Effective October 18, 2007, the Company purchased 100% of the outstanding shares of capital stock of Direct Golf Services Limited (“DGS”). DGS is a registered company in England and Wales whose principal activity is to be that of corporate golf day organizer which included the operation of a hole-in one contest similar to GPSI’s Fire At The Flag (TM) product. As a result of the acquisition, GPSI expects to build the Fire At The Flag (TM) product into the leading hole-in one contest throughout Europe. The aggregate purchase price was $800,000 payable $200,000 in cash and 6,000,000 restricted shares of the Company’s Common Stock. The value of the 6,000,000 restricted shares issued was determined based on the average market price of GPSI’s common stock over the 2-day period before and after the stock was issued.

Effective October 18, 2007, the Company purchased 100% of the outstanding shares of capital stock of Golf Academies Limited (“GAL”). GAL is a registered company in England and Wales whose principal activity is sales and rental of golf equipment specifically golf distance measuring devices using GPS technology. As a result of the acquisition, GPSI expects to increase sales of the Company’s cart mounted GPS golf distance measuring product throughout Europe. The aggregate purchase price was $500,000 payable in 5,000,000 restricted shares of the Company’s Common Stock. The value of the 5,000,000 restricted shares issued was determined based on the average market price of GPSI’s common stock over the 2-day period before and after the stock was issued.

3.	Robert Silzer Sr. resigned as Chief Executive Officer of GPSI and undertook restructuring of operations.

In November 2007, the Board of Directors accepted the resignation of Mr. Robert Silzer Sr. as Chief Executive Officer of the company and replaced him with Mr. Douglas Wood on an interim basis. The Board also engaged the Carl Marks Advisory Group to oversee the acquisition of the assets of Uplink and to assist in the restructuring of the business pursuant to a consulting agreement entered into on November 16, 2007.

4.	Acquisition of the Business and Assets of Uplink Corporation

On January 18, 2008, the Company acquired the operations, assets and assumed certain liabilities of UpLink Corporation (“UpLink”), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In consideration for the acquisition, the Company paid approximately $11,816,000 including Notes Payable of $1,521,000, 142,100,000 Common Shares valued at $7,815,000, Series B Preferred Shares with a par value of $1,200,000 and 4,918,033 common stock warrants at an exercise price of $0.122 per share valued at $219,000. The Company also assumed approximately $9,244,000 in liabilities.

5.	Silicon Valley Bank Credit Facility

On February 29, 2008, the Company and Silicon Valley Bank entered into a Loan and Security Agreement pursuant to which the Bank agreed to make available to the Company advances under a revolving line of credit of up to $3,000,000. The Revolving Line terminates in February 2010 at which time all advances and unpaid interest are due. The principal amount outstanding accrues interest at a floating rate per annum of the greater of 1% above the prime rate or 6%, with interest payable monthly. The obligations of the Company under the Revolving Line (up to $1,500,000) were guaranteed by Douglas Wood, who at the time was the Company’s interim Chief Executive Officer, director and a shareholder. The obligations of the Company under the Revolving Line are also secured by a first priority security interest (subject to permitted liens) on the assets of the Company, and certificates of deposit in the principal amount of $1,500,000 provided by Hansen, Inc. The Agreement provides for customary covenants. The Company will use $1,500,000 of the Revolving Line to repay a credit facility from HSBC Bank which is secured by a letter of credit from Hansen, Inc.

6.	Douglas Wood, Chairman of the Board and Interim Chief Executive Officer passed away.

On March 30, 2008, Douglas Wood passed away. The Company’s Board of Directors has initiated their plans to find a new Chief Executive Officer.  Until such time as a new CEO is hired, Marc Potter will be acting as the Company’s Principal Executive Officer.

The passing of Mr. Wood triggered an event of default of the Silicon Valley Bank Loan Agreement whereby the bank could demand repayment of $1,500,000 secured by Mr. Wood. Silicon Valley Bank is currently forbearing such demand as it negotiates with the estate of Mr. Wood.

7.	Liquidity

Based on our currently projected revenues and our existing lines of credit, the Company does not have sufficient capital resources to fund our anticipated working capital needs. The Company is currently working with its existing investors to obtain additional debt or equity funding. At this time, we are unable to determine if we will be successful in obtaining this funding. Should the Company not be able to obtain this funding, the Company will not be able to meet its working capital needs through the second quarter 2008. The Company has received an advance payment on obligations due under a project with a related party totaling an amount of $477,000 and, with the concurrence of the related party, the monies are being used for general corporate purposes in advance of performing work on said project and in anticipation of receiving additional capital.

Intellectual Property

On July 2, 2004, we purchased the patents to differential GPS in Australia, Japan and eleven European Nations from Pinranger (Australia) Pty Ltd. On November 19, 2004, we purchased the patents to GPS for golf in the United States and in Canada from Optimal Golf Solutions, Inc. (“Optimal”). In addition to providing us with broad patent protection for a number of our products in the GPS market, these patents also generate recurring revenue through licensing fees paid to us by competitors in the golf industry. Our patents owned by our wholly owned subsidiary Optimal have been licensed to six companies. We intend to license these patents on a non-exclusive basis to other GPS-based golf system providers and believe we are in a strong position to enforce these patents against infringers. The Company has received a notice from the seller’s of Optimal that it is in breach of the Company’s obligations under the purchase documents. The Company is in the process of evaluating the seller’s position but believes that no default has occurred. In addition, in November 2006 we entered into a US$1.2 million dollar settlement in a patent-infringement lawsuit we initiated in London County Court, UK. In 2006, we received a $212,500 as part of this settlement as the first license payment; we are scheduled to receive additional license payments under that settlement/license agreement of $210,000 per year, paid quarterly, until 2011, with the last payment due in August 2011.

We funded the purchase of the foregoing Optimal patents through loans that we obtained from Great White Shark Enterprises, Inc. As compensation for the loans that enabled the acquisition of these patents, Great White Shark Enterprises now receives 20% of all Optimal patent license payments we receive through December 31, 2008, at which time their share of these fees will be increased to 40% for the remaining life of the patents.

On January 18, 2008 GPSI also acquired significant patents as part of the Uplink Asset Purchase - specifically: U.S. Patent 7,239,965 issued July 3, 2007 for the method and system for golf cart control (“IQ Link”) and U.S. Patents 5,685,786 - Passive Golf Information System and Method and 5,772,534 - Satellite Enhanced Golf Information System issued November 11, 1997 and June 30, 1998 respectively. These related to automatic zone detection and determination of distance to course landmarks. The ‘786 patent also provides coverage for displaying advertising information and tournament standings information received from a transmitting station on the display units.

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

4.	Endurable Sports PDA with communications capabilities and accessories. This patent was applied for in the US on January 22, 2003 and is pending, awaiting office action of the USPTO.

5.	Portable GPS Unit patent was applied for in the US on April 1, 2004 and is pending, awaiting office action.

6.	Cart mounted GPS Unit patent was applied for in the US on April 1, 2004 and remains pending.

7.	Mounting bracket patent was applied for in the US on April 1, 2004 and remains pending.

8.	Method for conducting a multi-golf course performance contest patent was applied for in the US on May 4, 2004 and is pending, awaiting office action.

We have also registered our trademarks as follows:

1.	Inforemer 2000 Handset Software trademark in the US.

2.	Inforetech Clubhouse Computer Software in the US.

3.	Inforemer in the European Community.

4.	Inforemer in the US.

5.	Inforetech in Canada.

6.	Inforetech in the European Community.

7.	Inforetech in the US.

8.	UpLink in the US.

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

Our direct competition in the GPS golf management market consists primarily of Prolink Holdings Corp. ProLink’s website indicates that they have over 700 course installations worldwide and is a competitor in most markets GPSI operates in. Management believes that the Prolink offering however lacks in the sophistication, technological advantages and functionality of the Inforemer product offering. Prolink has a non-exclusive license from GPSI for use of the `Optimal' GPS patents in the United States and the “PinRanger” patents in the UK. Prolink is also a competitor for on-course advertising. However, with GPSI’s recent acquisition of UpLink’s business and assets, GPSI now owns the patents and exclusive use for location based on-course advertising.

RISK FACTORS

You should carefully consider the risks described below before deciding to invest in or maintain your investment in GPS Industries, Inc. The risks described below are not intended to be an all-inclusive list of the potential risks relating to an investment in our securities. If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

We have a history of losses, and our auditors have issued a going concern opinion as a result of an inability to generate sufficient cash from operations to meet our current obligations. GPSI has undertaken a restructuring of our operations in order to reduce and ultimately eliminate the operating losses incurred. In addition, GPSI is evaluating alternate sources and types of financing to generate sufficient liquidity to maintain operations for the foreseeable future. However there can be no assurance that we will be successful in these efforts.

We depend on GPS technology owned and controlled by others. If we do not have continued access to GPS technology and satellites, we will be unable to deliver our services and our revenues will decrease.

Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense and others. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer.

In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. If the foregoing factors affect GPS, by affecting the availability and pricing of GPS technology, our business will suffer.

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

Speculative Nature of Business.

There is sufficient evidence to determine that there is in fact a market for our products. It is less than certain that the market is deep enough to generate revenues of sufficient magnitude to cover all costs associated with the manufacture, sales, marketing, general and administrative nature of the business.

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

We depend on intellectual property rights and development of new Products. The inability to obtain patents or develop new products may have an adverse effect on our ability to be profitable. The Company has received a notice from the seller’s of one of our key patents that it is in breach of the Company’s obligations under the purchase documents. The Company is in the process of evaluating the seller’s position but believes that no default has occurred.

Our future success is dependent upon our ability to attract and retain key management including a permanent Chief Executive Officer. GPSI currently has no permanent Chief Executive Officer and is operating under the management of its three member Board of Directors with consulting assistance provided by a third party management consulting group, Carl Marks Advisory Group, pursuant to a consulting agreement entered into on November 16, 2007.

Conflicts of Interest

We have engaged in transactions with our management, directors, shareholders and major investors and the organization and employers of directors in the past, and we can be expected to engage in such transactions in the future. In each case, the transactions are approved by our Board of Directors and are considered to be fair to and in the best interests of the company.

Board Independence

The current Board of Directors, Audit and Compensation Committee are all considered to be non-independent Directors as a result of the investment in the Series B Preferred Shares in November 2006 and again in April 2007. The holders of our outstanding Series B Shares have the right to approve or disapprove certain corporate action, which could materially affect the holders of our common stock. Currently, the rights of the Series B Shares are controlled by Leisurecorp LLC.

Competition.

We face competition in all aspects of our business. We compete for customers with other electronics and recreation companies, many of which have substantially greater assets and resources. Our primary competitor is Prolink. Our ability to compete successfully in the future will depend on several factors, including:

•	the cost effectiveness, quality, price, service and market acceptance of our products;

•	response to the entry of new competitors or the introduction of new products by competitors;

•	ability to keep pace with changing technology and customer requirements;

•	timely development or acquisition of new or enhanced products; and

•	timing of new product introductions by GPSI or our competitors.

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

We have not been able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The Company Management has identified groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2007. See Item 8A in this report for Management’s discussion of these material weaknesses.

We are required to restate the 1st, 2nd and 3rd quarters of 2007. Management is evaluating the Company’s internal controls over financial reporting in light of the restatements, to determine the magnitude of the deficiency in the design and/or effectiveness of the Company’s internal controls over financial reporting.

Although GPSI has made progress towards Section 404 compliance, we are not able to conclude that our internal controls are effective nor have we completed our Section 404 implementation. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. However, we can not assure you that we will be successful. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations. The costs incurred necessary to achieve compliance may be significant.

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

In May 2007 and December 2006 we issued the Series B Shares to three investors. Under the terms of the Series B Shares, we may not, without first obtaining the prior approval of the holders of a majority of the then outstanding Series B Shares, voting separately as a class, take any of the following actions: (i) amend our Articles of Incorporation or Bylaws if such action would adversely affect the rights, preferences, privileges, or restrictions of the Series B Shares; (ii) authorize or issue any class or series of our capital stock or any rights, options, warrants or other securities that are convertible into or exchangeable for any of our capital stock, having any right, preference or privilege superior to or on parity with the Series B Shares in any respect whether by reclassification or otherwise; (iii) pay any dividends or distributions on any shares of our capital stock; (iv) amend any of the provisions of the Certificate of Designation of the Series B Shares; (v) redeem or declare a dividend with respect to any security; (vi) increase or decrease the authorized number of shares of Series B Shares; (vii) effect a merger, consolidation, or business combination or other acquisition involving GPSI (other than solely for the purposes of reincorporation); or (viii) increase or decrease the authorized number of directors on our Board of Directors. The foregoing voting provisions shall remain in effect so long as one holder of our Series B Shares, Leisurecorp LLC, is the owner of record of 25% or more of the number of Series B Shares that it purchased on December 2006 or that it subsequently may still purchase under the additional purchase right that we have extended to Leisurecorp. As a result of its investment in the Series B Shares and the voting agreements contained in a shareholders agreement Leisurecorp has entered into with the other holders of the Series B Shares, Leisurecorp LLC owns or controls the vote of approximately 84% of the currently issued and outstanding Series B Shares.

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

The market price of our Common Stock may be adversely affected by market volatility.

The market price of our Common Stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of our operations or the operations of our competitors,

•	developments with respect to intellectual property rights,

•	announcements of technological innovations by us or our competitors,

•	announcements of new services, products or new contracts by us or our competitors,

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors,

•	changes in financial estimates by securities analysts, if any, and whether our earnings meet or exceed such estimates,

•	new accounting standards,

•	general economic, political and market conditions and other factors, and

•	the occurrence of any of the risks described in this registration statement.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in Surrey, a suburb of Vancouver, British Columbia, Canada in a 6,158 square foot facility. The lease expired on January 31, 2008. We are currently operating on a month to month basis at a cost of $9,710 monthly. In September 2007 we leased an additional 8,512 square foot facility to house our development, major projects and manufacturing operations. This lease expires September 30, 2010 with a one year renewal option. This lease on this facility requires payment of approximately $85,000 annually. Subsequent to year end 2007, we acquired, through the UpLink acquisition, certain office and service repair facilities in Austin, Texas.

ITEM 3. LEGAL PROCEEDINGS

On February 5, 2007 David Stratton filed a wrongful dismissal lawsuit against us in the Supreme Court of British Columbia, Vancouver, Canada. In March, 2008, GPSI and Mr. Stratton settled out of court for CAD $82,400 payable over 4 months beginning March 31, 2008.

On August 1, 2007, CCG Investor Relations, Inc. ("CCG"), filed a complaint against the Company, in the Los Angeles Superior Court for alleged breach of contract. CCG claims that the Company breached a consulting agreement by failing to pay monthly consulting fees, and claims $101,470.00 in damages. On September 27, 2007, the Company filed an answer to the complaint, generally denying liability, and asserting various affirmative defenses. The Company plans to defend the action vigorously, and contends that the consulting agreement could be, and was properly, terminated.

On November 1, 2007 ProLink Holdings, a provider of GPS golf course management systems and on-course advertising, filed a patent infringement lawsuit against the Company and Uplink Corporation, a company that the Company has agreed to purchase. The compliant alleges that Uplink and one of its customers have infringed U.S. Patent No. 6,525,690, which is directed to a method of determining locations and distances using specific GPS-based methodologies. The complaint also charged Uplink with infringement of U.S. Patent No. 6,236,940 and 6,470,242 which relate to a monitor for displaying distances and other golf course information. The complaint further alleges that the Company and one of its customers have infringed the 6,525,690 patent and further seeks a declaratory judgment that ProLink has not infringed U.S. Patent No. 5,685,786 acquired by the Company as part of the UpLink acquisition and that this patent is invalid. ProLink seeks injunctive relief and damages against the Company and Uplink, enhanced damages for alleged willful infringement and recover of ProLink’s attorneys’ fees and litigation costs. By virtue of the Asset Purchase Agreement between the Company and UpLink effective January 18, 2008, the Company has assumed liability of Uplink and agreed to defend and indemnify UpLink at the Company’s expense. In addition, the Company intends to indemnify and defend both our customer and Uplink’s customer in connection with the litigation. The Company intends to vigorously defend this lawsuit. The Company filed a "counterclaim" alleging that the one patent asserted against it by Prolink is invalid and/or not infringed.  UpLink similarly filed counterclaims alleging that the three patents asserted against it by Prolink are invalid and/or not infringed.  Both GPSI and UpLink also filed a motion asking the court to dismiss the declaratory judgment action Prolink brought regarding the UpLink advertising patent.

On October 29, 2007, Optimal I.P. Holdings, L.P. initiated arbitration proceedings against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association over the dispute and further denying all material allegations of the demand. The matter is currently in an early stage awaiting appointment of a mutually acceptable arbitrator. The Company intends to contest the matters raised in the arbitration vigorously.

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

No Matters were submitted to a vote of our security holders during 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed for trading on the OTC Bulletin Board under the symbol "GPSN." The following table sets forth the high and low closing prices per share of our common stock. The prices represent prices between dealers, exclusive of retail markup, markdown or commission and do not necessarily represent actual transactions. There is no trading market for our outstanding preferred stock.

Year ended December 31, 2007	High	Low
First Quarter	$0.13	$0.07
Second Quarter	$0.16	$0.10
Third Quarter	$0.11	$0.08
Fourth Quarter	$0.09	$0.05

Year ended December 31, 2006	High	Low
First Quarter	$0.09	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.09	$0.04
Fourth Quarter	$0.10	$0.06

As of December 31, 2007, there were 399,204,000 common shares outstanding and approximately 340 shareholders of record, not including holders who hold their stock in "street name".

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

Repurchase of Securities

We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2007.

Recent Sales of Unregistered Securities

In 2007 we issued the following unregistered securities:

•
Preferred Stock and Warrants: On May 8, 2007, for an aggregate purchase price of $12,500,000 we sold a total of 1,250,000 Series B Shares and warrants to purchase up to 51,229,508 shares of our common stock to Great White Shark Enterprises, Inc. and Leisurecorp LLC.

Common Stock: We also issued the following shares of common stock:

•	1,045,000 shares valued at $127,725 for services rendered;

•	11,000,000 shares valued at $1,005,000 in relation to the acquisition of two companies;

•	10,416,873 shares valued at $1,093,611 in settlement of outstanding indebtedness;

•	2,907,530 shares valued at $305,291 in payment of interest and accrued interest; and

•	30,392,082 shares valued at $1,653,329 under terms of a contract for the purchase of certain patents; these shares were deemed to be issued in 2006

All of the foregoing shares were sold pursuant to an exemption available under Section 4(2) of the Securities Act of 1933 (the "Securities Act") because the issuance did not involve any public offering.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2007, the number of securities to be issued upon the exercise of outstanding stock options the weighted-average exercise price of the outstanding Stock options; and the number of stock options remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,360,000	$0.060	110,000

Equity compensation plans not approved by security holders	15,000,000	$0.074	0
	20,000,000	$0.060	0

Total	42,360,000	$0.065	110,000

The equity compensation plans approved by the security holders consist of our 2000 Stock Option Plan, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

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

RESTATEMENT OF CONSOLIDATED 2007 QUARTERLY RESULTS

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in 1st, 2nd and 3rd quarters of 2007, the company determined that it had incorrectly accounted for the related revenues, cost of goods sold, course assets, accrued liabilities and deferred revenues. Accordingly, the Company announced on April 15, 2008 that previously filed quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007, August 14, 2007 and November 19, 2007 (the “Original Filings”), should no longer be relied upon. The Company’s consolidated financial statements presented in this report as at and for the period ending December 31, 2007 reflect these restatements.

Effect on Financial Statements:

The following table summarizes the impact on the quarterly results for each period:

2007 Restatement of Financial Results

Increase (decrease)

Condensed statement of operations:	Quarter 1	Quarter 2	Quarter 3	2007

Revenue	$(164,000)	$(1,454,000)	$61,000	$(1,557,000)

Expense	148,000	(1,032,000)	24,000	(860,000)

Operating income	$(312,000)	$(422,000)	$37,000	$(697,000)

Condensed balance sheets:

Assets	$-	$(217,000)	$996,000	$779,000

Liabilities	312,000	205,000	959,000	1,476,000

Accumulated deficit	(312,000)	(422,000)	37,000	(697,000)

The primary basis for the corrections is as follows:

1st quarter 2007: To recognize a further performance obligation whereby GPSI had sold the HDX Inforemer System to the customer, was unable to deliver and instead provided the HD Inforemer system. This created a further obligation to deliver the HDX when available. Additionally, the Company failed to recognize expense for 1st year warranty and service costs on sales during the period.

2nd and 3rd quarters 2007: To reverse revenue and cost of sales previously recognized during the quarters for system sales whereby GPSI has guaranteed the differential between the customers lease payments to its financier and the amount the customer receives from golf courses under rental contracts. Cost of sales for these sales have been set-up on the Company’s balance sheet as assets and are being amortized over the life of the golf courses rental contracts. Proceeds received on these sales have been set-up as deferred revenue on the Company’s balance sheet and are being recognized as revenue as the golf courses make their rental payments.

Management’s Discussion and Analysis of Results of Operations

Recently Issued Accounting Pronouncements

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Financial Statements.

Overview

GPS Industries, Inc. is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations, residential community developments and other recreational and industrial applications. With the development of the Inforemer HDX largely complete, GPSI is transitioning away from a Research and Development focus. However, GPSI will continue to dedicate resources to new opportunities where market potential and economics justify investment. Our primary business is the development, manufacture and sale of the Inforemer HDX mobile display units (“MDU”) in both cart mounted and hand held product lines along with the related infrastructure.

In November 2007, the Board of Directors accepted the resignation of Robert Silzer Sr. as Chief Executive Officer of the company and replaced him with Douglas Wood on an interim basis. The Board also engaged the Carl Marks Advisory Group to oversee the acquisition of the assets of Uplink and to assist in the restructuring of the business. At the same time, GPSI reorganized its various product offerings and divisions to more accurately reflect how GPSI manages its internal operations whereby Inforemedia, Wi Stream and Fire at the Flag are peripheral to the core Inforemer product and hence the management of these divisions have been collapsed into our core Inforemer business.

GPSI also rescinded the “Golf IT’ Asset Purchase Agreement due to the nature of it being peripheral to the core business of GPSI and expensed the costs incurred to date in the period ending December 31, 2007. Additionally, the seller was unable to deliver the assets of Golf IT free and clear of encumbrances.

On January 18, 2008, the Company acquired the operations, assets and assumed certain liabilities of UpLink Corporation (“UpLink”), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In consideration for the acquisition, the Company paid approximately $11,816,000 including Notes Payable of $1,521,000, 142,100,000 Common Shares valued at $7,815,000, Series B Preferred Shares with a par value of $1,200,000 and 4,918,033 common stock warrants at an exercise price of $0.122 per share valued at $219,000. The Company also assumed approximately $9,244,000 in liabilities.

GPSI has offices in the United States, Canada and United Kingdom in order to focus on the geographic markets including North America, Europe and the Middle East with exclusive distributor arrangements covering Asia, South Africa, Australia and New Zealand.

Corporate activities are divided between our Vancouver, Canada and Austin, Texas offices with Software Development, Research and Development, Manufacturing and Finance located in Canada and Sales, Customer Service and Installation and Repairs and Maintenance in Austin, Texas.

Twelve-months ended December 31, 2007 compared to December 31, 2006

Revenue - Revenue during the past two years has been comprised of (i) sales generated from our Inforemer product,(ii) service contract fees we received in connection with the sale of the Inforemer, (iii) fees we received from certain of our distributors, and (iv) patent license fees received by us for the right to use certain of our patented technologies. In addition to these revenues, during the year ended December 31, 2007, the Company added new revenue streams from our Major Projects division, GPSI Europe and advertising.

The Major Projects division generated $684,781 in revenues for providing GPS tracking advisory and design services and Wi-Fi Network design services to Leisurecorp LLC, which is a related party through their investment in our Series B Preferred Shares. The revenue attributable to the Wi-Fi Network design service was recognized based on the completion of the first significant deliverable in a long-term contract to develop and deploy a wireless network infrastructure for a real estate and golf course development project.

The Company also recognized revenue from transactions with GPSI Asia, a related party, for the year ended December 31, 2007 in the amount of $694,869 ($295,681 in 2006). These transactions were in the normal course of business and were for the sale of Inforemer Golf Management Systems.

As of October 2007, the Company also reported revenues from its newly acquired wholly owned subsidiary GPSI Europe (formerly Golf Academies Limited). For the year-ended December 31, 2007 revenues from GPSI Europe were $142,132. GPSI Europe generates revenues through the rental of GPS devices, operation of the the hole-in-one program Fire At the Flag (TM) and GPS System Sales throughout the United Kingdom, Europe, South Africa and the Middle East.

For the fiscal year ended December 31, 2007 ("fiscal 2007"), we recorded total revenue of $7,266,040, compared to $6,575,567 during the twelve months ended December 31, 2006 ("fiscal 2006"). This 11% increase in revenue is primarily attributable to the Company’s new revenue streams and increased service contract fees offset by a decrease in revenues from sales generated from our Inforemer product. The Company completed 37 18-hole equivalent installations, in 2007, a 25% increase in comparison to 2006 installations of 29.5; however, revenue recognized did not reflect this increase for a number of reasons. Primarily, several of the Company’s 2007 sales were under agreements where the Company has guaranteed the end users rental lease payments to a third-party financing company. As a result of these guarantees, revenues from these agreements have been deferred to later periods. The Company is recognizing this revenue ratably as the end user makes their rental lease payments to the third-party. Additionally, during 2007, the Company implemented a two-tiered pricing strategy for our golf course sales. This strategy was not in effect during the 2006 fiscal period. This price strategy offered customers the ability to purchase our golf course management system at one of two prices. The lower price was available to golf course operators who granted the Company the right to provide advertising on the Inforemer units used at their golf course and the right to operate the Fire At The Flag(TM) program at their golf course. Although we generate less revenue and margin from the lower price sales, this was intended to be more than offset over the contract term through longer term recurring revenues from these sales through advertising and Fire At The Flag(TM)revenues. For the year ended December 31, 2007 neither the advertising nor Fire At The Flag(TM) program generated material revenues. In fourth quarter of 2007, the Company revisited this price strategy and subsequently no longer offers this pricing structure. Approximately one half of the sales during the 2007 fiscal period were sales at the lower price and therefore our sales revenues and gross margins declined accordingly.

Total patent license revenue earned by GPSI in fiscal 2007 was $794,326 compared to $796,826 in fiscal 2006. During fiscal 2007, we continued to realize patent revenue ($210,000 and $212,500 in 2007 and 2006 respectively) from the settlement of a patent infringement lawsuit we initiated against a competitor. We are scheduled to receive additional license payments under that settlement/license agreement of $210,000 per year, paid quarterly, until 2011, the last payment due August 2011.

Cost of Goods Sold - Cost of goods sold represents the costs associated with the production of our products and the appropriate percentage of costs associated with the completion of terms of contracts undertaken by the Major Projects division. Costs of goods sold increased both on a year over year basis and as a percentage of revenues. Year over year increase was 54% while cost of goods sold as a percentage of revenue increased from 52% to 72% during the twelve month periods ending December 31, 2006 to December 31, 2007 respectively.

The increase was due to higher cost of goods sold for each Inforemer system during the 2007 fiscal period and an impairment charge taken on course assets. The impairment charge was on course assets under System Sales whereby the Company guaranteed the end users rental lease payments to the third-party purchaser. The increase in cost of goods sold for each Informer system was a result of the Company’s manufacturing costs being higher during fiscal 2007 and accruals for maintenance, warranty and service expenses. Manufacturing costs were higher due to a significant ramp up in manufacturing labor in response to anticipated sales volumes that were not achieved. This resulted in over capacity within the manufacturing department. The department scaled back its labor component during the latter part of 2007. During fiscal 2007 the Company began recording an amount for the one year free maintenance, warranty and service component included in all of their System Sales agreements to cost of goods sold. This was not done during fiscal 2006 as the Company had insufficient history to make a reasonable estimate of these costs. In addition, because a majority of our sales were under our lower price program, as described above, cost of goods sold for each Inforemer system as a percentage of Inforemer related revenue was higher than in fiscal 2006.

The Company addressed the increases to cost of goods sold during the restructuring in the latter part of fiscal 2007 by reducing manufacturing costs to appropriate levels in relation to current production and estimated market demands and continues to seek ways to reduce its hardware costs for the Inforemer product.

Installation Costs - Installation costs represent our cost of delivering and installing our equipment at our customers' sites and costs of third party services we incur in the installation of systems that we sell to our customers. Since we install our system in various countries, we often need the assistance of local licensed trades to install those systems. Since the initiation of the Fire At The Flag(TM) program, installation costs also include the cost of installing the equipment necessary for this program. Since the installation of the Fire At The Flag(TM) equipment precedes any revenues generated from those programs, these costs increase our overall installation costs without any increase in revenues. Accordingly, as a percentage of sales, installation costs increased from 13 % in the twelve month period ending December 31, 2006 to 15 % for the twelve month period ending December 31, 2007.

General and Administrative Expenses - General and administrative expenses increased to $4,812,152 in the 2007 fiscal period compared to $4,728,401 for the 2006 fiscal period. The increase was due to the company recording $1,091,011 in restructuring charges for the twelve month period ending December 31, 2007 compared to $nil during the same period in 2006 and an increase in our general and administrative personnel related costs. Restructuring costs included $427,000 for accrued severance benefits and $664,000 in costs incurred to affect the Golf IT acquisition, subsequently rescinded. The Company’s restructuring activities involved the downsizing of current operations. The Company expects to incur additional expenses of approximately $200,000 during the first quarter of 2008 to complete its restructuring plan. The Company rescinded the “Golf IT’ Asset Purchase Agreement and recognized the costs incurred in the period ending December 31, 2007. Personnel related costs increased during fiscal 2007 as we significantly increased the number of employees within this department in anticipation of increased sales and operations. As part of the restructuring headcount was reduced to appropriate levels to handle current sales and operations. These increases in general and administrative expenses were significantly offset by decreases in consulting fees paid to third parties, reduction in legal costs as well as a decrease in stock compensation expenses.

Depreciation and Amortization - Depreciation and amortization increased by 59% in the twelve month period ending December 31, 2007 compared to the 2006 fiscal period. The increase is a result of an increase in the assets being depreciated. The significant asset additions that occurred in fiscal 2007 were Fire At The Flag (TM) related assets and Course Assets under System Sales whereby the Company guaranteed the end users rental lease payments to the third-party purchaser. These assets are being depreciated over the term of the System Sales Agreements. Our patents are being amortized over the remaining life of the patents.

Selling and Marketing Expenses - Selling and marketing expenses increased by 38% for the twelve month period of 2007 compared to the comparable 2006 fiscal period due to a significant increased in sales and marketing initiatives and activities. Major increases in these expenses in the twelve month period December 31, 2007 compared to the twelve month period ending December 31, 2006 included an increase in sales and marketing personnel costs, contractor fees paid to third-party’s and an increase in fees and expenses for trade shows. Our sales commissions (payable to both in-house and outside sales representatives and distributors) also increased in the 2007 fiscal periods compared to the 2006 fiscal periods as the number of sales increased over the prior year. Sales and marketing personnel costs and contractor fees both increased as a result of additional employees and contractors employed by the Company to both drive and manage anticipated increased sales activity levels. Both employee headcount and number of contractors were subsequently reduced when anticipated sales activity levels were not achieved. We believe current staffing levels within the department are appropriate to achieve and manage 2008 targeted sales levels.

Operations, Engineering, Research & Development Expenses - Operations, engineering, research and development expenses for the twelve month period ending December 31, 2007 increased by $708,708 (or 22%) over the 2006 fiscal period as a result of an increase in the engineering and continuing development cost of the Inforemer product, which included increased costs in personnel, consultants and computer software development. Increased personnel expenses were partially the result of an increased number of engineers that were employed to support the additional anticipated sales due to the Company's increased marketing efforts and more aggressive pricing programs. Service costs also increased during the twelve month period of 2007 as a result of the increased number of Inforemer systems installed. At December 31, 2007 we had completed major improvements in the functionality of our Inforemer product, including upgrading the computing power, the visual appearance, and the product’s ability to stream video and play sound. The Company’s product development team is currently working on the software component of the product’s ability to remotely accept charge card payments. These improvements are expected to enhance the advertising that can be exhibited on the Inforemer units and, thereby, to increase the amount of advertising we will be able to sell for exhibition on those units.

Loss from Operations - The Company’s loss from operations increased by $3,449,759 in the 2007 fiscal period over the loss from operations in the comparable 2006 fiscal period. The increase in loss from operations was due to the lower gross margins, increases in depreciation and amortization, sales and marketing and operations, engineering and research and development expenses.

Gross margins decreased from $2,287,133 to $927,120 for the twelve month periods ending December 31, 2006 and December 31, 2007 respectively. This decrease was a result of our lower sales price for our products under the two-tier pricing strategy, increase in sales requiring deferral of revenue whereby the sales were under agreements where the Company has guaranteed the end users rental lease payments to a third-party and increased cost of goods sold.

Finance Costs - Finance costs represent fees paid to a provider of a line of credit to the company and expenses recognized related to warrants we have issued. The value of the warrants is recorded as a discount on the debt financing raised or as a deferred financing cost and is amortized over the term of the respective debt or term of service. Finance costs decreased in 2007 twelve month fiscal periods as a result of a reduction in the use of the line of credit and a reduction in the number of warrants issued in the current fiscal periods.

Interest Expense - Interest expense decreased by 87 % in the twelve month period ending December 31, 2007 compared to the same twelve month period in 2006. This change was a result of a decrease in the amount interest-bearing debt that the Company was carrying. In September 2005, the Company issued $3,720,000 of Callable Secured Convertible Notes (the "Callable Notes") that bore interest at a rate of 8% per annum. The Callable Notes created a derivative liability, which in turn created a debt discount of $3,720,000, or 100% against the Callable Notes. This debt discount was amortized over the term of the loan and also against any interim conversions of the Callable Notes. This amortization amounted to $1,675,449 in the twelve month period ending December 31, 2006, which was included in interest expense. We repaid the Callable Notes in November 2006. Accordingly, during the 2007 fiscal period we did not incur interest on the Callable Notes. In addition, in December 2006 we (i) completed the sale of $15,740,890 of our preferred stock, which proceeds were also used to further reduce our interest bearing indebtedness, and (ii) cancelled $3.75 million of outstanding debt held by certain of our officers and directors in exchange for the issuance securities. In addition, in May 2007, we (i) received $1.5 million from the sale of additional Series B Shares and warrants (which was used to repay outstanding debt), and (ii) cancelled $1 million of outstanding indebtedness in consideration for the issuance of Series B Shares and warrants. As a result of the May 2007 Series B Preferred Shares sale and debt conversion, the amount of outstanding debt accruing interest was reduced during the balance of the fiscal year ending December 31, 2007 compared to the same period in 2006. Of the foregoing interest expense, a total of $42,383 was paid in stock issuances rather than cash payments.

Derivative Liabilities - Our derivative financial instruments consist of embedded derivatives related to the issuance of the Callable Notes. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. During the twelve month fiscal period of 2006 we recorded an aggregate of $7,831,868 non-operating, non-cash charge. Because we repaid the Callable Notes in November 2006, we did not record any of these charges or income in the 2007 fiscal period.

Loss on Foreign Exchange - During the twelve month period ended December 31, 2007 we incurred a currency exchange loss of $618,548, compared to a currency exchange loss of $75,597 during the same period in 2006. The significant increase in our loss on foreign exchange is due to the fact that most of our revenues are collected in U.S. dollars, and many of our expenses are paid in Canadian dollars. Therefore we are subject to currency fluctuation risks. During 2007, the value of the U.S. dollar decreased significantly compared to the Canadian dollar, thereby causing us to realize a substantial loss on our currency exchange.

Gain on Extinguishment of Debt - Gain on extinguishment of debt increased to $1,968,414 in fiscal 2007 from $448,459 in fiscal 2006. This gain is due to the write-off of debt guarantees of discontinued operations, offset by certain losses arising from the issuance of stock in settlement of debt.

Deemed Preferred Stock Dividend - We recorded a Deemed Preferred Stock Dividend of $12.5 million for the year end December 31, 2007 compared to $11.5 million for the year ended December 31, 2006. Both the 2007 and 2006 deemed dividends do not represent an actual dividend paid on shares but is the result of the GAAP accounting rules as applied to the issuance of the Series B Shares and warrants for the cash equity and debt conversion investment that occurred on May 8, 2007 and December 29, 2006. Under GAAP, a portion of the cash received and debt converted is assigned to the fair market valuation of the warrants issued with the Series B Shares. The remaining portion is compared to the fair market value of the Series B Shares acquired. Any difference arising from this comparison, together with the fair market value of the warrants, is treated as a deemed dividend issued on the Series B Shares.

Net Loss - Net loss was $ 24,092,483 for the twelve months ended December 31, 2007 primarily as a result of the $12,500,000 Deemed Preferred Stock Dividend. Excluding the effect of the Deemed Preferred Stock Dividend, the net loss for the 2007 twelve month period was $11,592,483, a $6,150,720 increase from the net loss for the twelve month fiscal period in 2006. However, but for a non-cash gain related to derivative liabilities of $7,831,868 during the twelve month period of 2006, the net loss in the 2006 fiscal period would have been greater than the net loss before the Deemed Preferred Stock Dividend in the 2007 fiscal period. The Company believes that through its restructuring activities our continuing operating costs can be reduced.

Liquidity And Capital Resources

To date, we have incurred significant losses from operations. As of December 31, 2007, we had a working capital deficit of $3,882,777. Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, and (v) short-term loans made to us by our affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations. Based on our currently projected revenues and our existing lines of credit the Company does not have sufficient capital resources to fund our anticipated working capital needs. The Company is currently working with its existing investors to obtain additional debt or equity funding. At this time, we are unable to determine if we will be successful in obtaining this funding or any other. Should the Company not be able to obtain sufficient funding, the Company will not be able to meet its working capital needs through the second quarter of 2008.

In connection with the December 2006 purchase of Series B Shares by GWSE and Leisurecorp, we agreed to grant each of GWSE and Leisurecorp the right, exercisable until the end of April 2007, to increase their investment in our shares of Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase a total of $12,500,000 of additional shares of Series B Shares and warrants, and the closing of the $12,500,000 purchase of additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering to us a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities we sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness that we owed to GWSE. Leisurecorp's Note was payable as follows: $2,000,000 was due on or before June 30, 2007; $4,000,000 was due on or before October 31, 2007; and the remaining $4,000,000 was due on or before December 31, 2007. All payments on this Note had been received at December 31, 2007 ($2,000,000 was received on July 9, 2007, $4,000,000 was received on October 9, 2007 and $4,000,000 was received on December 17, 2007).

Even with the proceeds from GWSE and Leisurecorp’s additional investment in Series A Preferred Shares in May 2007, our ability to repay our accounts payable and other outstanding indebtedness, and our ability to maintain sufficient liquidity to continue our operations, is significantly dependent upon our ability to generate sufficient sales in the first quarter of 2008 and beyond, supplemented by the Company’s ability to attract additional investment.

In October 2007, we purchased Direct Golf Services, Inc. and Golf Academies Limited for $320,000 in cash and 11,000,000 shares of our common stock. The cost of integrating these two companies into our company, and the additional overhead costs related to the operations of these two new businesses, negatively affected our liquidity.

The Company has recorded a charge of $1,091,011 in fiscal 2007 as a result of management’s plans to rescind and terminate the Asset Purchase Agreement related to Golf IT and to reduce staff levels at GPSI.

During 2007 the Company entered into an Asset Purchase Agreement, dated August 31, 2007, with UpLink Corporation (“UpLink”), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. Under terms of this agreement, for the year-ended December 31, 2007 the Company has made loans in the amount of $946,000 to cover UpLink’s operating cash flow shortfalls. These loans have been recorded as short-term corporate loans and classified as current assets in the Company’s balance sheet as at December 31, 2007. These loans have also negatively affected our liquidity during the period. On January 18, 2008, the Company and UpLink Corporation amended and closed the Asset Purchase Agreement dated August 31, 2007. Under the Asset Purchase Agreement, as amended, the Company purchased the assets of UpLink effective January 18, 2008.  In consideration for the acquisition, the Company paid approximately $11,816,000 including Notes Payable of $1,521,000, 142,100,000 Common Shares valued at $7,815,000, Series B Preferred Shares with a par value of $1,200,000 and 4,918,033 common stock warrants at an exercise price of $0.122 per share valued at $219,000. The Company also assumed approximately $9,244,000 in liabilities. This purchase will also negatively impacted the Company’s on-going liquidity in 2008 as the Company has incurred costs to integrate the acquired assets and to meet the settlement terms of the promissory notes.

As a result of the two-tier pricing strategy we had implemented to sell our Inforemer golf course management systems earlier in 2007, revenues from certain sales of our systems were reduced, thereby reducing the liquidity benefit otherwise obtained from the sale and installation of a fully priced golf course system. We anticipated that the decrease in cash proceeds received from the sales of the lower priced golf course systems would be offset by higher advertising and other revenues that we will share with the golf course owners in the future. For the period ending December 31, 2007 these higher advertising and other revenues had yet to occur. The Company is currently revisiting both our advertising program and the Fire At The Flag (TM) product in order to improve results.

Operating Activities - During the 2007 fiscal period, our operations utilized cash of $11,704,000 as compared to $9,549,000 during the twelve months ended December 31, 2006. The increase in cash utilized in operations in the 2007 fiscal period as compared to the 2006 fiscal period was primarily a result of the increase in the loss from operations, adjusted for non-cash items, partially offset by positive changes to operating assets and liabilities.

Investing Activities - Net cash used in investing activities was $3,645,000 and $745,091 for the twelve months ending December 31, 2007 and 2006, respectively. In the 2007 fiscal period, investing activities consisted of the purchase of equipment and patents, payments relating to the purchase of Optimal Golf Solutions, Inc., payments for the acquisition of Direct Golf Services Limited and Golf Academies Limited, loans to UpLink to fund their operating cash flow shortfalls and deferred implementation, acquisition and development costs.

Financing Activities - Net cash provided by financing activities was $14,641,000 for the 2007 fiscal period, as compared to $12,359,000 for fiscal 2006. Financing activities during 2007 consisted of receipt of equity investment, preferred stock subscription receivable, preferred stock issued for debt and proceeds of loans partially offset by repayment of bank indebtedness and loan. Equity investment consisted of issuance of Series B Preferred Shares for cash consideration of $11,500,000 and the settlement of debt of $1,000,000.

Contractual Obligations

The following table sets forth certain information regarding our contractual obligations as of December 31, 2007:

Contractual Obligations	Total	2008	2009	2010	2011	thereafter

Long-Term Office Lease and Office Equipment	258,663	101,225	81,545	63,457	9,193	3,243

Employment Agreements	794,250	469,250	225,000	100,000	-	-

We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts.

In connection with certain of its Golf Course System Sales Agreements entered into in 2007, the Company has guaranteed that the Golf Courses would achieve minimum annual cash flows from rental of advertising space on their Inforemer product. If these minimum levels are not achieved during the period, the Company is required to compensate the golf courses for any shortfall. At December 31, 2007 the Company has recorded a liability of $75,000 and made payments of $30,000 in relation to these guarantees. The future maximum liability associated with these guarantees is presented in the following table:

2008	$45,000
2009	45,000
2010	45,000
2011	45,000
2012	45,000
Total	$225,000

During 2007 the Company entered into certain System Sales agreements whereby the Company guaranteed the end users lease rental payment to a third-party financing company. The Company is recognizing revenue ratably over the term of the contracts as the end users make their rental lease payments. Should the end user default on their lease rental payments to the third-party financing company the Company could be obligated to make these payments. At December 31, 2007 the Company has guaranteed minimum lease rental payments of $1,081,714.

We have no other financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

Lines of Credit

As of December 31, 2007, the Company had borrowed $183,125 under a line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and was renewed to March 31, 2008. At March 31, 2008 the standby bank letter of credit from Hansen Inc. expired at which point the line of credit was removed.

The Company’s 100% wholly owned subsidiary, GPSI Europe (formerly Golf Academies Limited)has an overdraft facility with their bank comprised of both a Sterling Overdraft, a Euro Overdraft and a USD Overdraft with a combined limit of £35,000 (an amount equivalent to $70,000 USD at December 31, 2007). As of December 31, 2007, GPSI Europe had drawn an amount equivalent to $66,707 USD on this facility. The bank may at anytime demand repayment as such amounts owing have been classified as current liabilities. Interest is to be charged at the rate of 3.75% per annum over the bank’s Base Rate as published from time to time. The facility is secured by a debenture comprising fixed and floating charges over all the assets and undertaking of GPSI Europe and personal guarantee limited to £15,000 (an amount equivalent to $30,000 USD at December 31, 2007) given by GPSI Europe’s Directors.

On February 29, 2008, the Company and Silicon Valley Bank entered into a Loan and Security Agreement pursuant to which the Bank agreed to make available to the Company advances under a revolving line of credit of up to $3,000,000. At March 31, 2008, the Company has drawn $3,000,000 on the line of credit. The Revolving Line terminates in February 2010 at which time all advances and unpaid interest are due. The principal amount outstanding accrues interest at a floating rate per annum of the greater of 1% above the prime rate or 6%, with interest payable monthly. The obligations of the Company under the Revolving Line (up to $1,500,000) are guaranteed by Douglas Wood, the Company’s interim Chief Executive Officer, director and a shareholder. On March 30, 2008, Douglas Wood passed away. On his passing, the Company is now in default of the terms of the Loan Agreement whereby the bank could demand repayment of $1,500,000 secured by Mr. Wood. The Company has not received formal notice of default currently. The obligations of the Company under the Revolving Line are also secured by a first priority security interest (subject to permitted liens) on the assets of the Company, and certificates of deposit in the principal amount of $1,500,000 provided by Hansen, Inc. The Agreement provides for customary covenants. At March 31, 2008 the Company used $1,500,000 of the Revolving Line to repay a credit facility from HSBC Bank which is secured by a letter of credit from Hansen, Inc.

Short-term Loans

As of December 31, 2007 the Company has $3,092,165 owing on short term notes. These amounts are repayable on demand and bear interest at rates varying from 8% to 18%. The largest of these, amounting to $1,572,165, is from Douglas Wood, the Company’s interim Chief Executive Officer, director and a shareholder who passed away on March 30, 2008. The Company has not received demand for repayment from Mr. Wood’s estate currently.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and notes thereto and the related report of Sherb & Co., LLP are attached to this Annual Report beginning at page F-1 and are incorporated herein by reference.

Filed herewith are the following financial statements:

GPS INDUSTRIES, INC.
FINANCIAL STATEMENTS

INDEX

Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Deficit	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GPS Industries Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GPS Industries Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GPS Industries Inc. at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 3. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31,2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP Certified Public Accountants

April 14, 2008
New York, NY

GPS INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Current
Cash	$1,487,596	$2,196,220
Accounts receivable	1,493,492	1,113,452
Subscription receivable - preferred "B" shares	-	5,000,000
Inventories	2,982,650	1,473,545
Short-term corporate loan	945,745	-
Prepaid expenses and other current assets	459,309	388,156
Total current assets	7,368,792	10,171,373

Long-term accounts receivable	223,988	273,743

Property and equipment, net	1,446,758	108,894

Patents	1,053,741	1,265,993

Deferred production costs	413,367	-

Deferred implementation costs	28,664	116,347

Deferred Acquisition Costs	95,731	-

Goodwill	1,359,385	-

	$11,990,426	$11,936,350

Liabilities and Stockholders' Deficit
Current liabilities
Bank indebtedness	$249,833	$2,384,319
Bank loan	37,449	1,450
Short term deferred revenue	847,438	427,374
Short term loans	1,520,000	2,636,634
Short term loan from related party	1,572,165	1,572,165
Accounts payable and accrued liabilities	7,024,684	5,690,831
Liability associated with Optimal Golf acquisition	-	2,459,981
Promissory notes - related parties	-	27,723
	11,251,569	15,200,477

Liabilities related to discontinued operations
(Chapter 7 proceedings filed in 2002)
Promissory note payable	-	1,274,757
Accounts payable and accrued liabilities	-	746,491
Loans payable to related parties	-	258,000
Capital lease obligations (in default)	-	29,467
Total current liabilities	11,251,569	17,509,192

Deferred revenue	1,252,405	-

Total liabilities	12,503,974	17,509,192

Stockholders' deficit
Series B Convertible Preferred Shares, $10 par value, 4,000,000
authorized, 3,124,089 issued and outstanding	31,240,890	18,740,890
Class A common stock, $.001 par value, 1,600,000,000 authorized
399,203,369 issued and outstanding	399,204	343,442
Accumulated other comprehensive income	722,295	722,295
Additional paid-in capital	70,051,589	53,455,575
Accumulated deficit	(102,927,526)	(78,835,044)
Total Stockholder's Deficit	(513,548)	(5,572,842)
	$11,990,426	$11,936,350

See accompanying notes to these consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Twelve Months Ended December 31	2007	2006

Revenue	$7,266,040	$6,575,567

Cost of goods sold	5,239,984	3,405,972

Installation costs	1,098,936	882,462

Gross profit	927,120	2,287,133

Operating Expenses
General and administrative expenses	4,812,152	4,728,401
Depreciation and amortization	526,561	331,798
Sales and marketing	4,026,758	2,924,234
Operations, engineering and research and development	3,868,254	3,159,546
	13,233,725	11,143,979
Loss Before Other Income (Expense)	(12,306,605)	(8,856,846)
Other Income (Expense)
Finance costs	(94,100)	(464,847)
Interest expense	(541,644)	(4,324,801)
Derivative liabilities - decrease in fair value	-	7,831,868
Gain/(Loss) on foreign exchange	(618,548)	(75,597)
(Loss)/Gain on extinguishment of debt	1,968,414	448,459
	714,122	3,415,082

Net Loss Before Deemed Preferred Stock Dividend	$(11,592,483)	$(5,441,764)

Deemed preferred stock dividend	(12,500,000)	$(11,509,127)

Net Loss	$(24,092,483)	$(16,950,891)

Loss per common share
- basic and diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding -
basic and diluted	385,484,908	303,319,213

See accompanying notes to these consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series A		Series B		Class A
	Preferred Shares		Preferred Shares		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balance January 1, 2006	375,000	$375,000	-	$-	265,405,136	$265,405	$36,079,184	$722,295	$(61,884,152)	$(24,442,268)

Common stock issued for compensation expense	-	-	-	-	5,916,071	5,916	411,317	-	-	417,233
Common stock issued for settlement of debt	-	-	-	-	41,545,508	41,545	2,742,726	-	-	2,784,271
Common stock issued on conversion of debt	-	-	-	-	15,500,000	15,500	452,363	-	-	467,863
Common stock issued for cash	-	-	-	-	5,155,595	5,156	24,844	-	-	30,000
Common stock issued for investment in subsidiary	-	-	-	-	-	-	(128,981)	-	-	(128,981)
Common stock issued for interest	-	-	-	-	4,026,537	4,027	297,546	-	-	301,573
Series A Preferred Shares converted to common stock	(375,000)	(375,000)	-	-	5,893,038	5,893	369,107	-	-	-
Warrants issued for debt financing	-	-	-	-	-	-	108,315	-	-	108,315
Stock options issued	-	-	-	-	-	-	968,425	-	-	968,425

Preferred shares issued for cash	-	-	1,300,000	13,000,000	-	-	-	-	-	13,000,000
Preferred shares issued for debt	-	-	574,089	5,740,890	-	-	-	-	-	5,740,890

Comprehensive Loss
Net loss	-	-	-	-	-	-	-	-	(16,950,891)	(16,950,891)
Deferred compensation expense	-	-	-	-	-	-	225,263	-	-	225,263
Subscriptions receivable	-	-	-	-	-	-	-	-	-	-
Deferred financing costs	-	-	-	-	-	-	396,340	-	-	396,340
Deemed dividend on preferred shares	-	-	-	-	-	-	11,509,127	-	-	11,509,127
Total Comprehensive Loss	-	-	-	-	-	-	-	-	-	(4,820,161)

Balance December 31, 2006	-	-	1,874,089	18,740,890	343,441,885	343,442	53,455,574	722,295	(78,835,043)	(5,572,842)

Common stock issued for compensation expense	-	-	-	-	1,045,000	1,045	126,680	-	-	127,725
Common stock issued for settlement of debt	-	-	-	-	40,808,955	40,809	2,706,131	-	-	2,746,940
Common stock issued for investment in subsidiary	-	-	-	-	11,000,000	11,000	994,000	-	-	1,005,000
Common stock issued for interest	-	-	-	-	2,907,529	2,908	302,383	-	-	305,291
Stock options issued	-	-	-	-	-	-	66,236	-	-	66,236

Preferred shares issued for cash	-	-	1,150,000	11,500,000	-	-	-	-	-	11,500,000
Preferred shares issued for debt	-	-	100,000	1,000,000	-	-	-	-	-	1,000,000

Comprehensive Loss
Net loss	-	-	-	-	-	-	-	-	(24,092,483)	(24,092,483)
Deferred compensation expense	-	-	-	-	-	-	225,264	-	-	225,264
Subscriptions receivable	-	-	-	-	-	-	-	-	-	-
Deferred financing costs	-	-	-	-	-	-	6,696	-	-	6,696
Deemed dividend on preferred shares	-	-	-	-	-	-	12,168,625	-	-	12,168,625
Total Comprehensive Loss	-	-	-	-	-	-	-	-	-	(11,691,898)

Balance December 31, 2007	-	$-	3,124,089	$31,240,890	399,203,369	$399,204	$70,051,589	$722,295	$(102,927,526)	$(513,548)

See accompanying notes to these consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31	2007	2006

Cash Flow From Operating Activities
Net loss from operations	$(11,592,483)	$(5,441,764)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	526,561	331,798
Amortization of deferred compensation	225,263	225,263
Warrants issued for debt financing	-	108,315
Loss on extinguishment of debt	340,301	-
Gain on extinguishment of debt	(2,308,715)	-
Expenses paid by issuance of stock	128,919	417,233
Expenses paid by issuance of stock options	66,236	968,425
Interest converted to stock	42,791	301,573
Decrease in fair value of derivative liabilities	-	(9,460,366)
Common stock issued for debt	-	3,252,134
Unrealized foreign exchange losses	327,438	-
Writedown of Inventory	166,591	-
Writedown of fixed assets	365,646	-
Deferred implementation costs	87,683	11,567
Deferred production costs	(413,367)	-
Amortization of finance costs	6,696	396,340
Changes in operating assets and liabilities:
Inventories	(1,663,758)	(372,838)
Accounts receivable	(235,348)	(409,354)
Long-term accounts receivable	49,755	(155,934)
Prepaid expenses and deposits	(71,153)	(187,017)
Accounts payable and accrued liabilities	678,360	922,250
Discontinued operations - accounts payable and accrued liabilities	-	(659,867)
Deferred Revenue	1,568,450	203,388
Net Cash Used In Operating Activities	(11,704,134)	(9,548,854)
Cash Flow From Investing Activities
Purchase of property and equipment	(1,461,989)	(111,091)
Investment in Optimal Golf Solutions Inc.	(806,652)	(634,000)
Acquisitions of Subsidiaries, Net of cash acquired	(290,186)	-
Short-term corporate loan	(945,745)	-
Investments in Subsidiaries - Deferred acquisition costs	(95,731)	-
Investment in Patents	(44,970)	-
Net Cash Flow Used In Investing Activities	(3,645,273)	(745,091)
Cash Flow From Financing Activities

Common Stock issued for cash	-	30,000
Preferred Stock issued for cash (Net of costs)	11,168,626	13,000,000
Preferred Stock issued for debt	1,000,000	5,740,890
Subscription receivable - Preferred Stock	5,000,000	(5,000,000)
Proceeds (payments) - loans and bank indebtedness	(2,126,210)	1,606,248
Proceeds of loans	1,520,000	-
Repayments of loans	(1,921,633)	(3,018,147)
Net Cash Flow Provided By Financing Activities	14,640,783	12,358,991

Net (Decrease)/Increase In Cash	(708,624)	2,065,046

Cash, Beginning Of Year	2,196,220	131,174

Cash, End Of Year	$1,487,596	$2,196,220

	(0)

Supplemental disclosure of cash flow information:
Cash paid for interest	$499,261	$771,094
Cash paid for taxes	$21,856	$-

Non-Cash Investing And Financing Activities
Common stock issued on conversion of convertible notes	$-	$467,863
Common stock issued to settle debt	$1,090,385	$621,231
Common stock issued in settlement of accounts payable	$264,500	$2,022,602
Common stock issued for investments	$2,658,329	$128,981
Deemed dividends on issuance of preferred stock	$12,500,000	$11,509,127

See accompanying notes to these consolidated financial statements

GPS industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the years ended December 31, 2007 and 2006

1. NATURE OF OPERATIONS

GPS Industries, Inc. (the “Company” or “GPSI”) was originally incorporated as Diversified Marketing Services Ltd. in 1996, subsequently changed its name to Inforetech Wireless Technology Inc. in 1999 and then GPS Industries, Inc in 2004. GPSI common stock was first publicly traded on the OTC Bulletin Board trading system in January 2000 as Inforetech Wireless Technology and is currently trading on the OTC Bulletin Board under the symbol "GPSN."

In January 2001, Inforetech Wireless Technology Inc. acquired 100% of the outstanding capital stock in ProShot Golf, Inc. through a wholly owned subsidiary, Inforetech Golf Technology 2000 Inc. IGT filed for relief under Chapter 7 of the U.S. Bankruptcy Court on December 19, 2002 and ProShot filed for relief under Chapter 7 of the U.S Bankruptcy Court on May 31, 2002.

In October 2007, GPSI acquired 100% of the outstanding capital stock of Direct Golf Services Inc. and Golf Academies Ltd., now operating as GPSI Europe and owns 17% of GPSI Asia; our Asian distributor.

On January 18, 2008, GPSI’s wholly owned subsidiary GPS IT, LLC acquired the assets and assumed certain liabilities of UpLink Corporation.

GPS Industries, Inc. is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations, residential community developments and other recreational and industrial applications. With the development of the Inforemer HDX largely complete, GPSI is transitioning away from a Research and Development focus; However, GPSI will continue to dedicate resources to new opportunities where market potential and economics justify investment. Our primary business is the development, manufacture and sale of the Inforemer HDX mobile display units (“MDU”) in both cart mounted and hand held product lines along with the related infrastructure.

In late 2007, GPSI reorganized its various product offerings and divisions to more accurately reflect how GPSI manages its internal operations whereby Inforemedia, Wi Stream and Fire at the Flag are peripheral to the core Inforemer product and hence the management of these divisions have been collapsed into our core Inforemer business.

GPSI has offices in the United States, Canada and United Kingdom in order to focus on the geographic markets including North America, Europe and the Middle East with exclusive distributor arrangements covering Asia, South Africa, Australia and New Zealand.

Corporate activities are divided between our Vancouver, Canada and Austin, Texas offices with Software Development, Research and Development, Manufacturing and Finance located in Canada and Sales, Repair and Maintenance in Austin, Texas.

Restatement of Quarterly Consolidated Financial Statements (Unaudited)

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in the first three quarters of 2007, the Company determined that it had incorrectly accounted for the related revenues, cost of goods sold, course assets, accrued liabilities and deferred revenues. Therefore, the Company’s management, its Audit Committee and its Board of Directors determined that, the Company’s financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007, August 14, 2007 and November 19, 2007 (the “Original Filings”), should no longer be relied upon. The Company’s financial statements presented in this report as at and for the period ending December 31, 2007 reflect these restatements. See Note 19, “Selected Quarterly Consolidated Financial Data (unaudited)” to our Consolidated Financial Statements for selected unaudited consolidated statement of operations information for the quarters ended March 31, 2007, June 30, 2007 and September 30,2007 as previously reported and as restated.

The following table summarizes the impact on the quarterly results for each period:

2007 Restatement of Financial Results

Increase (decrease)

Condensed statement of operations:	Quarter 1	Quarter 2	Quarter 3	2007

Revenue	$(164,000)	$(1,454,000)	$61,000	$(1,557,000)

Expense	148,000	(1,032,000)	24,000	(860,000)

Operating income	$(312,000)	$(422,000)	$37,000	$(697,000)

Condensed balance sheets:

Assets	$-	$(217,000)	$996,000	$779,000

Liabilities	312,000	205,000	959,000	1,476,000

Accumulated deficit	(312,000)	(422,000)	37,000	(697,000)

The primary basis for the corrections is as follows:

Quarter 1 - to recognize a further performance obligation whereby GPSI had sold the HDX Inforemer System to the customer, was unable to deliver and instead provided the HD Inforemer system. This created a further obligation to deliver the HDX when available. Additionally, the Company failed to recognize expense for 1st year warranty and service costs on sales during the period.

Quarter 2 and 3 - to reverse revenue and cost of sales previously recognized during the quarter for system sales whereby GPSI has guaranteed the differential between the customers lease payments to its financier and the amount the customer receives from golf courses under rental contracts. Cost of sales for these sales have been set-up on the Company’s balance sheet as assets and are being amortized over the life of the golf courses rental contracts. Proceeds received on these sales have been set-up as deferred revenue on the Company’s balance sheet and are being recognized as revenue as the golf courses make their rental payments.

2. ACQUISITIONS

Inforetech Golf Technology 2000 Inc,

The Company's wholly owned subsidiary, Inforetech Golf Technology 2000 Inc. (IGT), which had participated with the Company in the development of its technology, filed petition for relief under Chapter 7 of the federal bankruptcy laws of the United States Bankruptcy Court on December 19, 2002 and ceased operations. These financial statements reflect the operations of the Company and of IGT up until the time it ceased operations.

In prior years all remaining liabilities of IGT were reflected as liabilities related to discontinued operations. In 2007, resolution of liabilities related to IGT are reflected as a gain on extinguishment of debt - discontinued operations.

ProShot Golf, Inc.

The Company acquired ProShot Golf Inc., ("ProShot") on January 12, 2001. In prior years, all remaining unresolved liabilities of ProShot were reflected as liabilities related to discontinued operations. In 2007, resolution of liabilities related to IGT are reflected as a gain (loss) on extinguishment of debt - discontinued operations.

Direct Golf Services Limited

Effective October 18, 2007, the Company purchased 100% of the outstanding shares of capital stock of Direct Golf Services Limited (“DGS”). The results of DGS operations have been included in the consolidated financial statements since that date. DGS is a registered company in England and Wales whose principal activity is to be that of corporate golf day organization which included the operation of a hole-in one contest similar to GPSI’s Fire At The Flag (TM) product. As a result of the acquisition, GPSI expects to build the Fire At The Flag (TM) product into the leading hole-in one contest throughout Europe.

The aggregate purchase price was $800,000 payable $200,000 in cash and 6,000,000 restricted shares of the Company’s Common Stock. The value of the 6,000,000 restricted shares issued was determined based on the average market price of GPSI’s common stock over the 2-day period before and after the stock was issued.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$29,734
Goodwill	678,675
Total assets acquired	$708,409

Current liabilities	$(28,409)
Total liabilities assumed	(28,409)

Net assets acquired	680,000

Less:
Value of restricted shares issued	(480,000)
Cash of DGS	(29,734)
Cash paid net of cash acquired	$170,266

Pro forma information has not been presented showing the effect of a January 1, 2007 acquisition on the current year results as the effect is not material.

Golf Academies Limited

Effective October 18, 2007, the Company purchased 100% of the outstanding shares of capital stock of Golf Academies Limited (“GAL”). The results of GAL’s operations have been included in the consolidated financial statements since that date. GAL is a registered company in England and Wales whose principal activity is sales and rental of golf equipment specifically golf distance measuring devices using GPS technology. As a result of the acquisition, GPSI expects to significantly increase sales of the Company’s cart mounted GPS golf distance measuring product throughout Europe.

The aggregate purchase price was $500,000 payable in 5,000,000 restricted shares of the Company’s Common Stock. The value of the 5,000,000 restricted shares issued was determined based on the average market price of GPSI’s common stock over the 2-day period before and after the stock was issued.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$6,684
Accounts receivable	153,643
Inventory	11,938
Fixed assets	511,260
Goodwill	680,711
Total assets acquired	$1,364,236

Current liabilities	$(342,625)
Long-term debt	(370,006)
Total liabilities assumed	(712,631)

Net assets acquired	651,605

Less:
Value of restricted shares issued	(525,000)
Cash of GAL	(6,684)
Cash paid net of cash acquired	$119,921

The following pro forma condensed combined Statements of Income and notes thereto, assume the Acquisition occurred at the beginning of the periods presented except for the application of FASB Statement 141. These condensed financial statements should be read in conjunction with the consolidated financial statements of GPSI for the 12 months ended December 31, 2007 and the year ended December 31, 2006.

The following pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of:

i.	The results of operations that would have occurred had the acquisition taken place on the dates indicated or,

ii.	The future operations of the combined business.

The following information should be relied on only for the limited purpose of presenting what the financial results of operations of the combined businesses might have looked like had the Acquisition taken place at an earlier date.

		Golf Academies	Pro Forma		Pro Forma
	GPSI	Limited	Combined		Combined
For the 12 Month Period Ended,	2007	2007	Adjustments		2007
	(Audited)	(Unaudited)	(Unaudited)		(Unaudited)

Revenue	$7,199,407	$528,571	$(133,874)	(a)	$7,594,104

Cost of goods sold	6,253,685	252,117	(133,874)	(a)	6,371,928
Gross profit	$945,723	$276,454	$-		$1,222,176

Operating Expense
General and administrative	3,468,273	531,280			3,999,553
Sales and marketing	4,026,758				4,026,758
Operations and engineering	3,868,254				3,868,254
Depreciation and amortization	278,688	122,837	102,252	(b)	503,777
Total Operating Expense	$11,641,973	$654,117	$102,252		$12,398,342

Operating Loss	$(10,696,251)	$(377,663)	$(102,252)		$(11,176,166)

		Golf Academies	Pro Forma		Proforma
	GPSI	Limited	Combined		Combined
For the 12 Month Period Ended,	2006	2006	Adjustments		2006
	(Audited)	(Unaudited)	(Unaudited)		(Unaudited)

Revenue	$6,575,567	$661,446	$(567,941)	(a)	$6,669,072

Cost of goods sold	4,288,434	134,915	(473,193)	(a)	3,950,156
Gross profit	$2,287,133	$526,531	$(94,748)		$2,718,916

Operating Expense
General and administrative	4,728,401	221,684			4,950,085
Sales and marketing	2,924,234		(94,748)	(a)	2,829,486
Operations and engineering	3,159,546				3,159,546
Depreciation and amortization	331,798	111,212	102,252	(b)	545,262
Total Operating Expense	$11,143,979	$332,897	$7,504		$11,484,380

Operating Loss	$(8,856,846)	$193,634	$(102,252)		$(8,765,464)

(a)	Elimination of inter-company revenues and expenses

(b)
Amortization of the estimated amount of value ascribed to fixed assets. For this purpose, it was assumed that approximately $511,260 would be allocated under FASB Statement 141 to such assets. It was further estimated that the useful life of these acquired assets would approximate 5 years. As such, for the purpose of the pro forma presentation, we estimated amortization expense of $102,252 for both the twelve months ended December 31, 2007 and December 31, 2006.

Optimal Golf Solutions, Inc.

On November 19, 2004 the Company acquired 100% of the common shares of Optimal Golf Solutions, Inc. ("Optimal"), a Texas corporation for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable by a combination of cash and stock.

In January 2007 the Company paid $806,852 cash and issued 30,392,082 shares to satisfy the remaining liability for the purchase. Full satisfaction of this liability will depend on the Optimal Shareholders receiving sufficient funds from the sale of the issued shares to pay down the remaining liability in full. Assuming that the remaining shares are sold at the market price of the Company's stock at December 31, 2007, the remaining liability would be satisfied in full from the sale of the shares issued for the second stock payment. However should the price of the Company's stock fall below the per share price of $0.054 necessary to satisfy the liability the Company could be required to issue further shares or pay the shortfall in cash.

Optimal was primarily engaged in the business of holding patents relating to GPS technology for the golf industry. Optimal held an important U.S. patent no. 5,364,093 (the “093 Patent”) which was issued on November 15, 1994 for a Golf Distance Measuring System and Method. They also owned U.S. Patent No. 5,751,244 which was for the Method and Apparatus for Calibration of a GPS Receiver. Optimal had also made a Canadian patent application no 2,134,737 entitled Method and Apparatus for Message Display on a Golf Course. The 093 Patent has been licensed to six companies, of which two currently pay annual licensing fees. All license payments received were required to be forwarded to Great White Shark Enterprises until their loan in the amount of $3,000,000, plus interest owing of 10% per annum, was fully repaid. This loan was converted to Series B Convertible Preferred Shares on December 29, 2006. Great White Shark is entitled to 20% of all patent license payments received through December 31, 2008, at which time their share of these fees will be increased to 40% for the remaining life of the patents. The Company has accrued this liability to December 31, 2007. The Company expects to license the 093 Patent on a non-exclusive basis to other GPS based golf system providers.

3. GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at December 31, 2007. The successful commercialization of the Company's technology is dependent on the Company's ability to successfully finance its cash requirements through a combination of equity financings and payments from potential strategic partners. The Company's independent registered public accounting firm, in their report on the consolidated financial statements as of and for the year ended December 31, 2007, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Revenue recognition

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable. When other significant obligations remain after products are delivered, associated revenue is recognized only after such obligations are fulfilled.

System sales are derived from the sales of the Company’s product lines directly to end-user customers and third-party equipment lessors. Recurring revenues consist of (i) transactions which are recognized ratably over the end-user contract term from equipment sales to third parties that have a recourse component to the Company (as described below), (ii) revenues realized from the rental of Company owned equipment through either fixed rental payments or actual usage (iii) advertising revenues and (iv) service revenues. Major projects revenues consist of transactions involving long-term contracts. The company recognizes revenue on long-term contracts using the percentage of completion method and measures the extent of work accomplished by performance of critical project milestones.

Rental income arises from the leasing of the Company’s golf equipment to customers. Lease terms are generally 60 months and are operating leases. Depreciation expense for assets subject to these operating leases is provided primarily on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount to its estimated residual value.

For certain long-term equipment lease contracts, the Company utilizes third-party financing entities to which the Company sells the equipment for a purchase price. The Company evaluates the rights of the financing entity in these transactions to determine the proper revenue recognition treatment. For instances where the Company has guaranteed the lease rental payments in the event of customer default, revenue is recognized ratably over the contract term.

Cost of Goods Sold represents the cost of physical equipment delivered to the customer and installed on the customer's site. The cost of installing the equipment on the customer's site, such as contract labor, travel and accommodation expenses, are recorded as Installation Costs. The cost of developing the equipment and the software installed in the equipment on the customer's site is recorded as an operating expense in the category "Operations, Engineering, Research and Development", and all such costs are expensed as they are incurred. Production expenses incurred prior to the commercial introduction of products are capitalized as "Deferred Production Costs" and amortized over the useful economic life of the product.

Impairment of Long-Lived Assets

The Company's long-lived assets consist of patents, property and equipment. In assessing the impairment of patents, property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company recorded an impairment charge for property and equipment at December 31, 2007 of $365,646.

Consolidation

The consolidated financial statements include the operations of GPS Industries Inc. (formerly Inforetech Wireless Technology, Inc.) and its wholly-owned subsidiaries (the "Company"), including Optimal Golf Solutions, Inc., GPSI Europe (formerly Golf Academies Limited and Direct Golf Services Limited). All significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share

Basic loss per share is based on net loss divided by the weighted average common shares outstanding or deemed to be outstanding during the period. Diluted loss per share assumes exercise of in-the-money stock options and warrants outstanding into common stock at the beginning of the year or date of issuance, unless they are anti-dilutive. A total of 92,906,910 potential shares were excluded from the fully diluted calculation as their effect would be anti-dilutive.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their affect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. Both the effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars and gains and losses resulting from foreign currency transactions are included in operations.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. As of December 31, 2007 the allowance for doubtful accounts was $97,439.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Office equipment and furnishings 3-5 years
Computer Software 3 years
Leasehold improvements Lease term
Tooling 3 years
Course assets 3-5 years
Patents Patent life

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the year ended December 31, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company’s accounts are held at financial institutions with the highest credit ratings.

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

Income Taxes

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in material impact on the Company’s financial position or results of operations. Should the Company incur any interest and penalties related to unrecognized tax benefits, these amounts will be recorded in income tax expense.

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

Concentrations

The Company relies a small number of vendors to provide the goods and service required for the manufacturing of our product. Certain of these goods are specifically designed for our product. In some cases, our vendors maintain ownership of the manufacturing rights to these products. The Company has attempted to mitigate the risks of not owning the manufacturing rights by entering into contracts whereby the Company can purchase these rights from the vendor. However, should the Company be unable to purchase these rights we would likely incur significant delays and expenses to be able continue to manufacture our product.

Reclassifications

Certain reclassifications of items in the prior period's financial statements have been made to conform to the current year's presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the potential impact of Statement 141 (revised 2007) on our financial statements.

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the potential impact of Statement 141 (revised 2007) on our financial statements.

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

5. SHORT-TERM CORPORATE LOAN

During 2007 the Company entered into an Asset Purchase Agreement, dated August 31, 2007, with Uplink Corporation (“UpLink”), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. Under terms of this agreement, for the year-ended December 31, 2007 the Company has made loans in the amount of $946,000 to cover Uplink’s operating cash flow shortfalls. These loans have been recorded as short-term corporate loans and classified as current assets in the Company’s balance sheet as at December 31, 2007. Subsequently, on January 18, 2008, the Asset Purchase Agreement closed and the intercompany transactions in 2008 were eliminated.

5. PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006 property and equipment consisted of the following:

	2007	2006
Office Equipment	$534,244	$409,293
Course Assets	1,350,879	-
Computer Software	155,949	77,708
Leasehold Improvements	179,751	127,333
Tooling	31,257	30,958
	$2,252,080	$645,292
Less: Accumulated Depreciation	(805,322)	(536,398)
	$1,446,758	$108,894

Course assets represent all costs associated directly with the sale of the assets to a third-party financing entity where the Company has guaranteed the end users lease rental payment to that entity. These costs are amortized pro-ratably over the life of the third-party lease. Costs capitalized are the associated manufactured equipment and installation expenses. Amortization related to course assets for the years ended December 31, 2007 and 2006 was $131,055 and $nil respectively.

Depreciation expense for the years ended December 31, 2007 and 2006 was $268,924 and $80,807 respectively.

6. PATENTS

In June 2004, the Company acquired the patent for installation of GPS golf systems in eleven European countries as well as Japan and Australia, referred to as the "Pinranger" patent. These patents are being amortized over approximately 8.5 years, the expected future life of these patents. In addition to the above acquisition costs, the Company has capitalized related legal and acquisition fees of $12,400.

The following is a reconciliation of all patents owned as of December 31, 2007:

	2007	2006
Patents	$1,856,970	$1,812,400
Less: Accumulated Depreciation	(803,229)	(546,407)
	$1,053,741	$1,265,993

Future amortization of patents is expected to be as follows:

Year Ended December 31,
2008	$258,960
2009	258,960
2010	258,960
2011	232,186
2012	44,676
$1,053,741

7. DEBT

The Company and its subsidiaries have significant debt liabilities. The following table is a summary of debt at December 31, 2007.

	2007	2006
Bank Indebtedness (a)	$249,833	$2,384,319
Bank Loan (b)	37,449	1,450
Short term loans (c)	3,092,165	4,208,799
Liability for Optimal Golf acquisition (d)	-	2,459,981

Note payable - related parties (e)	-	27,723
Promissory notes (f)	-	1,274,757
Loan to related party (g)	-	258,000
Total Debt	$3,379,447	$10,615,029

a) Bank Indebtedness

As of December 31, 2007, the Company had borrowed $183,125 under a line of credit. The line of credit bears interest at prime plus 0.5%, is repayable in full on demand and is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and was currently renewed to March 31, 2008. The Company also pays a standby LOC fee to Hansen Inc. of 2% per annum on a quarterly basis, amounting to approximately $7,500 per quarter. At March 31, 2008 the standby bank letter of credit from Hansen Inc. expired at which point the line of credit was removed.

The Company’s 100% wholly owned subsidiary, GPSI Europe (formerly Golf Academies Limited)has an overdraft facility with their bank comprised of both a Sterling Overdraft, a Euro Overdraft and a USD Overdraft with a combined limit of £35,000 (an amount equivalent to $50,000 USD at December 31, 2007). As of December 31, 2007, GPSI Europe had drawn an amount equivalent to $66,707 USD on this facility. The bank may at anytime demand repayment as such amounts owing have been classified as current liabilities. Interest is to be charged at the rate of 3.75% per annum over the bank’s Base Rate as published from time to time. The facility is secured by a debenture comprising fixed and floating charges over all the assets and undertaking of GPSI Europe and personal guarantee limited to £15,000 (an amount equivalent to $30,000 USD at December 31, 2007) given by GPSI Europe’s Directors.

(b) As part of the Company’s acquisition of Golf Academies (now GPSI Europe), the Company assumed current liabilities which included a Small Firms Loan. Loan is a four year fixed term facility with principal balance of £18,750 (an amount equivalent to $37,500 USD at December 31, 2007) outstanding at December 31, 2007. The principal and interest under the term loan is payable in monthly installments of £3,125 (an amount equivalent to $6,200 USD at December 31, 2007). Interest is to be charged at the rate of 2.5% per annum over the lender’s base rate. The facility is secured by a debenture including legal mortgage over specified property; fixed equitable charge over all present and future freehold and leasehold property; first fixed charge over among other things books and debts, chattels, goodwill and uncalled capital both present and future; and first floating charge over all the assets and undertaking both present and future of GPSI Europe.

(c) Short-Term Loans

As of December 31, 2007 the Company has $3,092,165 owing on short term notes. These amounts are repayable on demand and bear interest at rates varying from 8% to 18%. The largest of these, amounting to $1,572,165, is from a director and shareholder.

(d) Liability Associated with Acquisition of Optimal Golf Solutions, Inc.

In January 2007 the Company paid $806,852 cash and issued 30,392,082 shares to satisfy the remaining liability for the purchase. Full satisfaction of this liability will depend on the Optimal Shareholders receiving sufficient funds from the sale of the issued shares to pay down the remaining liability in full. Assuming that the remaining shares are sold at the market price of the Company's stock at December 31, 2007, the remaining liability would be satisfied in full from the sale of the shares issued for the second stock payment. However should the price of the Company's stock fall below the per share price of $0.054 necessary to satisfy the liability the Company could be required to issue further shares or pay the shortfall in cash.

(e) At December 31, 2007 all promissory notes payable to an officer of the Company were settled.

(f) At December 31, 2007 the balance of this promissory note for $1,274,757, which was entered into by the Company's discontinued, ProShot subsidiary in January 2001 has been fully amortized to Gain on Extinguishment of Debt.

(g) At December 31, 2007, the balance of the promissory note dated December 11, 1998 in the amount of $258,000 due to a party related to ProShot, a discontinued operation, has been fully amortized to Gain on Extinguishment of Debt.

8. DEFERRED REVENUE

Deferred revenue consists of the following:

	2007	2006
Deposits Received from Customers	$372,702	$406,974
Deferred Maintenance Revenue	341,232	20,400
Deferred Upgrade Revenue	244,900
Deferred Revenue from	59,295
Third Party Lease Rental Payment Guarantees	1,081,714
Total Deferred Revenue	$2,099,843	$427,374
Less: Current Portion	(847,438)	(427,374)
Total Long-term Deferred Revenue	$1,252,405	$-

During 2007 the Company entered into certain System Sales agreements whereby the Company guaranteed the end users lease rental payment to a third-party financing company. The Company is recognizing revenue ratably over the term of the contracts as the end users make their rental lease payments.

9. RELATED PARTY TRANSACTIONS

The Company has engaged in transactions with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2007. These transactions involve the provision of loans and promissory notes, debt financing and services provided to the Company by such related parties and services provided by the Company to such related parties.

As of December 31, 2007, we owed approximately $2,263,382 to Doug Wood and the Wood Family Trust. This amount includes $125,773 recorded as interest expense during the year. Interest is payable at 8% per annum. This interest was earned on loans provided to the Company by Mr. Wood and also on a Line of Credit (which expired on February 28, 2007) that was partially funded by Mr. Wood. Mr. Wood was the Company’s Chief Executive Officer and Chairman of the Board.

Promissory notes payable to its officers and directors or companies controlled by its officers and directors are unsecured and repayable on demand

On November 5, 2007, the Company entered into a contract with Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, to design, supply, deliver and install a Wi-Fi network and GPS Management System for a Golf Estates project in Dubai. The contract calls for payments from Leisurecorp LLC in excess of $2,000,000 upon achievement of specific milestones as defined in the contract. This transaction is in the normal course of operations and will be measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. For the period ending December 31, 2007, the Company has recognized $383,681 in revenue for completion and delivery of the first milestone in the contract.

During the period the Company completed a project for Leisurecorp LLC. This transaction has been measured at its exchange amount. As a result of the transaction, $301,000 has been recognized as revenue for the period ended December 31, 2007.

The Company has entered into an International Distributor Agreement with GPSi Asia Inc. pursuant to which the Company agreed to sell Inforemer Golf Management Systems to GPSi Asia Inc. At the time the agreement was entered into the Company's Chief Executive Officer was an immediate family member to a GPSi Asia Inc. stockholder. Pursuant to this agreement, GPS Industries Inc. received 17.5% of common stock of GPSi Asia Inc. As part of terms of the agreement, the Company has agreed to pay certain costs of GPSi Asia by way of common shares should they reach certain sales milestones. At December 31, 2007 none of these sales milestones had been reached. During the year, $694,869 ($295,681 in 2006) has been included in revenue for transactions between the Company and GPSi Asia Inc. These transactions were in the normal course of operations and involved the purchase of our Inforemer product for distribution in Asia.

Sales commissions and consulting fees in the amount of $344,677 were paid to individuals or companies controlled by immediate family members of the former Chief Executive Officer of the Company in the twelve months ended December 31, 2007. Sales commissions were paid on the basis of distributor agreements which are consistent with distributor agreements the Company has entered into with non-related parties. Consulting and Contractor fees were paid for services rendered consistent with fees paid to consultants and contractors that are not related parties. Accounts payable at December 31, 2007 includes $30,523 due to these parties.

For the year ended December 31, 2007, the Company has recorded $193,826 in interest expense due to Great White Shark Enterprises for purchase order financing provided by Great White Shark Enterprises, and for interest on balances owing to Great White Shark Enterprises. Additionally the Company has recorded $500,000 in sales commissions due to Great White Shark Enterprises, which have been charged to Sales and Marketing expense, pursuant to an endorsement agreement between the two parties dated April 2003. Great White Shark Enterprises is a stockholder of the Company and has appointed a member of the Company's Board of Directors. Included in accounts payable and accrued liabilities at December 31, 2007 is $1,109,003 due to Great White Shark Enterprises.

10. RESTRUCTURING COSTS

During the year the company recorded $1,091,011 in restructuring charges for the twelve month period ending December 31, 2007 compared to $nil during the same period in 2006. These charges have been included in general and administrative expenses in the consolidated statement of operations. Restructuring costs included $427,000 for accrued severance benefits resulting from the downsizing of current operations. The Company expects to incur additional charges to income of approximately $200,000 during the first quarter of 2008 to complete its restructuring plan. Also included in restructuring costs are $664,000 incurred related to the Golf IT acquisition. The Company rescinded the “Golf IT’ Asset Purchase Agreement and recognized the costs incurred in the period ending December 31, 2007.

11. GAIN ON EXTINGUISHMENT OF DEBT

During the year ended December 31, 2007 the Company wrote off debts arising from discontinued operations under Chapter 7 relief of the federal bankruptcy laws amounting to $2,308,715. This was based upon management's belief that these debts will not result in the future transfer of assets by the Company to the debt holders.

The Company also settled various other trade debts and loans payable in the year by issue of common stock. These transactions resulted in a net loss on extinguishment of debt amounting to $355,927.

12. DERIVATIVE LIABILITIES

The Company repaid the Secured Convertible Notes which triggered the derivative liability in November 2006, including a penalty interest payment of $272,397. The repayment of the Notes removed the need to recognize derivative liabilities and the balance of the liability at that point was recorded as other income.

13. STOCKHOLDERS' DEFICIT

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

Concurrently with the closing of the sale of the Series B Shares to GWSE and Leisurecorp LLC, Douglas Wood, one of GPSI's directors, converted $3,000,000 of cash loans he had previously made to the Company for 300,000 Series B Shares and warrants to purchase 49,180,328 shares of common stock, and Robert C. Silzer, our former Chief Executive Officer and a member of our Board of Directors at the time, cancelled $750,000 of obligations owed to him by GPSI in exchange for 12,295,082 shares of our common stock and warrants to purchase 3,073,770 shares of common stock. The warrants issued to Mr. Wood and Mr. Silzer are identical to those issued GWSE and Leisurecorp LLC (i.e., are exercisable for five years at an initial exercise price of $0.122 per share).

In May 2007, the Company sold additional shares of Series B Convertible Preferred Stock. In connection with the December 2006 purchase of Series B Shares by GWSE and Leisurecorp, the Company agreed to grant GWSE and Leisurecorp each the right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in the Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase 1,250,000 Series B Shares and warrants to purchase up to 51,229,508 shares of common stock for a total purchase price of $12,500,000. The closing of the purchase of the $12,500,000 additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness the Company owed to GWSE. Leisurecorp was required to repay the Note as follows: $2,000,000 on or before June 30, 2007; $4,000,000 on or before October 31, 2007; and the remaining $4,000,000 on or before December 31, 2007. The first payment under the Note of $2,000,000 was received by the Company on July 9, 2007, the second payment of $4,000,000 was received by the Company on October 9, 2007 and the third payment of $4,000,000 was received by the Company on December 17, 2007.

During the years ended December 31, 2007 and 2006 the Company recorded a Deemed Preferred Stock Dividend of $12,500,000 and $11,500,000, respectively. Both the 2007 and 2006 deemed dividends do not represent an actual cash dividend paid on shares but is the result of the issuance of the Preferred Series B Shares and warrants for the cash equity and debt conversion investment that occurred on May 8, 2007 and December 29, 2006 which are convertible at a favorable rate as compared to the market price of the stock on the date of issuance. A portion of the cash received and debt converted has been assigned to the fair market valuation of the warrants issued with the Series B Shares. The remaining portion is compared to the fair market value of the Series B Shares acquired. The difference arising from this comparison, together with the fair market value of the warrants, has been treated as a deemed dividend issued on the Series B Shares.

The Series B Shares provide the holders thereof with significant rights, including the right to elect three of GPSI's five members of the Board of Directors and the right to approve various corporate and business actions of GPSI. At the closing, we also entered into a Registration Rights Agreement and a Shareholder Agreement with GWSE, Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas Wood.

Details Of Shares Issued:

In 2006 the Company issued the following unregistered securities.

We issued 5,499,405 shares of common stock valued at $374,866 for services rendered. We issued 416,666 shares of common stock valued at $29,167 in payment of commission. We issued 41,545,508 shares of common stock valued at $2,784,271 in settlement of debt. We issued 4,026,537 shares of common stock valued at $301,573 in payment of interest. We issued 5,893,038 shares of common stock to convert $375,000 of Series A Convertible Preferred Shares. We issued 15,500,000 shares of common stock valued at $467,863 with respect to a $1,860,000 8% convertible note due September 20, 2008. The resale of these securities was covered by an SB2 Registration Statement declared effective December 7, 2005. We issued 600,000 shares of common stock for $30,000 cash on the exercise of an employee stock option and 4,555,595 shares of common stock on the exercise of cashless employee options. All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, pursuant to Section 4(2) thereof.

In 2007 we issued the following unregistered securities.

We issued 1,045,000 shares of common stock valued at $127,725 for services rendered. We issued 10,416,873 shares of common stock valued at $1,093,611 in settlement of debt. We issued 2,907,530 shares of common stock valued at $305,291 in payment of interest and accrued interest. We issued 11,000,000 shares valued at $1,005,000 in relation to the acquisition of two other companies. We issued 30,392,082 shares of common stock valued at $1,653,329 under the terms of a contract for the purchase of certain patents during year end 2004. All of the above securities were issued pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, pursuant to Section 4(2) thereof.

14. STOCK PURCHASE WARRANTS

During the year ended December 31, 2007, the Company issued 51,229,509 warrants at $0.122 associated with the sale of 1,250,000 Series B Preferred Shares and various debt conversions. (see Note 12) These warrants have been included in the calculation of the deemed preferred stock dividend arising on the issuance of these shares and are accounted for in the deemed preferred stock dividend. The valuation was based upon a Black-Scholes calculation, assuming a five year life, a risk free rate of return of 5.00% and a volatility of 159.00%.

During the year ended December 31, 2006, the Company issued 310,227,705 warrants at $0.122 associated with the sale of 1,300,000 Series B Preferred Shares and various debt conversions. (see Note 12) These warrants have been included in the calculation of the deemed preferred stock dividend arising on the issuance of these shares and are accounted for in the deemed preferred stock dividend. The valuation was based upon a Black-Scholes calculation, assuming a five year life, a risk free rate of return of 4.58% and a volatility of 119.11%.

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

A reconciliation of warrant activity is as follows:

	Number of Shares Issuable	Weighted Average Exercise Price
Balance at January 1, 2006	29,950,907	$0.947
Granted	80,254,038	0.120
Exercised	-	-
Expired	(5,750,000)	4.085
Balance at December 31, 2006	104,454,945	$0.139
Granted	51,229,509	0.122
Exercised	-	-
Expired	(5,637,544)	6.684
Balance at December 31, 2007	150,046,910	$0.133

The following table summarized warrants outstanding and exercisable as of December 31, 2007:

Exercise Price	Number of shares underlying Warrants	Weighted-average remaining contractual life (in Years)	Number of shares exercisable
$0.32 - $0.15	15,634,792	0.53	15,634,792
$0.124 - $0.055	134,912,118	4.04	134,912,118

	150,546,910	3.54	150,546,910

15. STOCK OPTIONS

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

The purchase price to be paid upon exercise of each incentive stock option granted pursuant to the Option Plan shall be no less than the fair market value of the Common Stock on the date the option is granted, or 110% of such fair market value in the case of any optionee holding in excess of 10% of the combined voting power of all classes of our capital stock as of the date of grant. Provided that our Common Stock is publicly traded on an exchange or on an over the counter market, the fair market value will equal to the closing price of our Common Stock on such exchange or market on the date of grant (or on the last date preceding such date on which a sale was reported). The purchase price and method of exercise of each nonqualified option granted to officers and other key employees shall be determined by the Compensation Committee/Board of Directors. The purchase price is payable in full by cash, check, and if approvedby the Compensation Committee/Board of Directors, by the surrender of shares of our Common Stock having a market value equal to the option price of the shares to be purchased, or by any other manner of cashless exercises permitted by law.

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

To date, since we had not established a Compensation Committee, the Option Plan has been administered by the entire Board. As of December 31, 2007, there were outstanding options under the Option Plan to purchase approximately 7,360,000 shares of our common stock at a weighted- average exercise price of approximately $0.060 per share.

In 2007, outside of its Option Plan, the Company granted to its former Chief Executive Officer four year options to purchase on a cashless exercise basis up to 20,000,000 shares of the Company’s common stock. These options were issued at an exercise price of $0.06 and vest upon the achievement of a specific performance milestone. At December 31, 2007 performance had yet to be achieved. These options resulted in an administrative cost of $nil for the year ended December 31, 2007. No options were exercised during the year ended December 31, 2007 and 2,330,000 options were cancelled in the year upon termination of various employees.

The weighted average fair value of stock options granted for the years ended December 31, 2007 and 2006 was $901,248, and $1,028,825, respectively.

A total of 17,700,000 options were issued to employees in the year ended December 31, 2006 of which 2,700,000 were issued under the Option Plan. These options were issued at exercise prices ranging from $0.05 to $0.074. 15,000,000 of these options were issued to our former Chief Executive Officer outside of the Option Plan and vested immediately; the remainder vest over periods ranging from one to four years. These option issues resulted in an administrative cost of $968,425. 5,155,595 options were exercised during the year ended December 31, 2006 at an average exercise price of $0.0124, and 1,150,000 options were cancelled in the year upon termination of various employees.

Stock option activity is summarized as follows:

	Weighted number of shares Issuable	Weighted average exercise price	Aggregate intrinsic value
	#	$	$
Balance December 31, 2005	12,995,595	$0.0448
Granted	18,000,000	0.0711
Exercised	(5,155,595)	0.0124
Expired	(1,150,000)	0.0765

Balance December 31, 2006	24,690,000	$0.0694
Granted	20,000,000	0.0600
Exercised	0	-
Expired	(2,330,000)	0.0648

Balance December 31, 2007	42,360,000	$0.0650	$-

The following table summarizes the outstanding and exercisable options as at December 31, 2007:

Exercise Prices $	Number Outstanding #	Weighted-average Remaining Contractual Life	Number Exercisable #
0.05 - 0.08	6,060,000	1.92	6,060,000
0.05 -0.074	16,300,000	3.91	16,180,000
0.06	20,000,000	3.92	-
	42,360,000		22,240,000

In late 2007 the Board of Directors approved an additional 40,000,000 options for issuance under a new Stock Option Plan. As of December 31, 2007, the new Plan has not been developed as such none of these options have been issued to any officers, directors, employees, consultants and others performing services for the Company.

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2009. Rent expense for the years ended December 31, 2007 and December 31, 2006 was $185,638 and $154,638 respectively. This table shows future minimum lease commitments under the leases at December 31, 2007:

Total
2008	$101,225
2009	81,545
2010	63,457
2011	9,193
2012	3,243
Total	$258,663

Guarantees

The Company has guaranteed within certain of its Golf Course System Sales Agreements entered into in 2007 that the Golf Courses would achieve minimum annual cash flows from rental of advertising space on their Inforemer product. If these minimum levels are not achieved during the period, the Company is required to compensate the golf courses for any shortfall. At December 31, 2007 the Company has recorded a liability of $75,000 and made payments of $30,000 in relation to these guarantees. The future maximum liability associated with these guarantees is presented in the following table:

Total
2008	$45,000
2009	45,000
2010	45,000
2011	45,000
2012	45,000
Total	$225,000

Employment Agreements

The Company has entered into employment agreements with Mr. Joe Miller, Chief Financial Officer, Mr. Alex Doaga, Executive Vice President and Chief Technical Officer and Mr. Robert C Silzer.

The agreement with Mr. Miller commenced on 31 August 2007 for a period of three years and stipulates a minimum salary of Cdn$ 150,000 per annum and other discretionary payments and compensation.

The agreement with Mr. Doaga provides for a salary of Cdn$ 160,000 and expires in 2008. Discretionary payments and other compensation may also be made.

The agreement with Mr. Silzer commenced on 29 November 2007 and confirms the terms and conditions of his continued employment pursuant to his resignation as Chairman and Chief Executive Officer of the Company. This agreement replaces in its entirety Mr. Silzer’s prior employment agreement with the Company. Term of employment is through December 31, 2009 and stipulates a minimum salary of US$ 159,250 in 2008 and $75,000 in 2009 subject to discontinuance pursuant to Special Projects Agreement between Mr Silzer and the Company. Mr Silzer is entitled to receive additional compensation of $150,000 if certain performance milestones are achieved as set out in the Special Projects Agreement. The Company also granted Mr. Silzer four year options to purchase on a cashless exercise basis up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share, such options to vest if certain performance milestones are achieved as set out in the Special Projects Agreement.

Under the terms of these employment agreements, the Company is committed to the following payments:

Total
2008	$469,250
2009	225,000
2010	100,000

Total	$794,250

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

On February 5, 2007, David Stratton filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. On March 20, 2008 the Company and David Stratton agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay Mr. Stratton an amount of $82,400 to resolve the matter. This amount was recorded in Accounts Payable and Accrued Liabilities in the Company’s balance sheet as at December 31, 2007.

On November 1, 2007, ProLink Holdings, a provider of GPS golf course management systems and on-course advertising, filed a patent infringement lawsuit against the Company and Uplink Corporation, a company that the Company has agreed to purchase. The compliant alleges that Uplink and one of its customers have infringed U.S. Patent No. 6,525,690, which is directed to a method of determining locations and distances using specific GPS-based methodologies. The complaint also charged Uplink with infringement of U.S. Patent No. 6,236,940 and 6,470,242 which relate to a monitor for displaying distances and other golf course information. The complaint further alleges that the Company an one of its customers have infringed the 6,525,690 patent and further seeks a declaratory judgment that ProLink has not infringed U.S. Patent No. 5,685,786 acquired by the Company as a result of the UpLink acquisition and that this patent is invalid. ProLink seeks injunctive relief and damages against the Company and Uplink, enhanced damages for alleged willful infringement and recover of ProLink’s attorneys’ fees and litigation costs. By virtue of the Asset Purchase Agreement between the Company and Uplink, as amended effective January 18, 2008, the Company has assumed liability of Uplink and has agreed to defend and indemnify Uplink at the Company’s expense. In addition, the Company intends to indemnify and defend both our customer and Uplink’s customer in connection with the litigation. The Company intends to vigorously defend this lawsuit.

On October 29, 2007, Optimal I.P.. Holdings, L.P. initiated arbitration proceedings against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association over the dispute and further denying all material allegations of the demand. The matter is currently in an early stage awaiting appointment of a mutually acceptable arbitrator. The Company intends to contest the matters raised in the arbitration vigorously.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our consolidated financial position or results of operations.

17. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company is subject to United States Federal income taxes at an approximate rate of 35% and is subject to Canadian federal and provincial combined tax rates of approximately 36%. It is eligible for a credit against its US taxes of amounts approximating its Canadian taxes.

The reconciliation of the provision (recovery) for income taxes before the extraordinary loss, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2007	2006
	$ 000's	$ 000's
Expected (Benefit) at U.S. Statutory Rates	(4,057)	(1,905)
Non-deductible Expenses:
Change in FMV of Derivative	-	(3,311)
Beneficial Conversion Feature Interest	-	686
Other	104	371
Change in Valuation Allowance	3,953	4,159
Income Tax Provision (Benefit)	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Significant components of the Company's deferred tax assets as of December 31, 2007 are as follows:

	2007	2006
	$ 000's	$ 000's
Net Operating Loss Carryforwards	19,452	16,309
Research Expenditures for Canadian Tax Purposes	1,170	1,170
Stock Option Expense	599	350
Deferred Revenue	379	-
Other	432	25
Valuation Allowance	(22,032)	(17,854)
	-	-

The Company has scientific research expenditures for Canadian income tax purposes in the amount of $3,655,000 that may be applied to reduce taxable income of future years for Canadian income tax purposes.

The Company has net operating losses for United States and Canadian income tax purposes of approximately $55,579,000, which will expire in the year 2027. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

18. SUBSEQUENT EVENTS (UNAUDITED)

On January 18, 2008, the Company acquired the operations, assets and assumed certain liabilities of UpLink Corporation (“UpLink”), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In consideration for the acquisition, the Company paid approximately $11,816,000 including Notes Payable of $1,521,000, 142,100,000 Common Shares valued at $7,815,000, Series B Preferred Shares with a par value of $1,200,000 and 4,918,033 common stock warrants at an exercise price of $0.122 per share valued at $219,000. The Company also assumed approximately $9,244,000 in liabilities.

On February 29, 2008, the Company and Silicon Valley Bank entered into a Loan and Security Agreement pursuant to which the Bank agreed to make available to the Company advances under a revolving line of credit of up to $3,000,000. At March 31, 2008, the Company has drawn $3,000,000 on the line of credit. The Revolving Line terminates in February 2010 at which time all advances and unpaid interest are due. The principal amount outstanding accrues interest at a floating rate per annum of the greater of 1% above the prime rate or 6%, with interest payable monthly. The obligations of the Company under the Revolving Line (up to $1,500,000) are guaranteed by Douglas Wood, the Company’s interim Chief Executive Officer, director and a shareholder. On March 30, 2008, Douglas Wood passed away. On his passing, the Company triggered an event of default in the Loan Agreement whereby the bank could demand repayment of $1,500,000 secured by Mr. Wood. Silicon Valley Bank is currently forbearing such demand as it negotiates with the estate of Mr. Wood. The obligations of the Company under the Revolving Line are also secured by a first priority security interest (subject to permitted liens) on the assets of the Company, and certificates of deposit in the principal amount of $1,500,000 provided by Hansen, Inc. The Agreement provides for customary covenants. On March 31, 2008, the Company used $1,500,000 of the Revolving Line to repay a credit facility from HSBC Bank which is secured by a letter of credit from Hansen, Inc.

Effective June 27, 2003, the Company obtained a bank line of credit for $1,485,000 to fund its operations. The line of credit is secured by a one year standby bank letter of credit for $1,500,000 that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. has been renewed a number of times and was currently renewed to March 31, 2008. At March 31, 2008 the standby bank letter of credit from Hansen Inc. expired at which point the line of credit was terminated.

In January 2007 as part of the settlement to satisfy the remaining liability for the purchase of Optimal the Company issued 30,392,082 shares. Full satisfaction of this liability is dependent on the Optimal Shareholders receiving sufficient funds from the sale of the issued shares to pay down the remaining liability in full. Subsequent to year-end the market price of the Company’s stock is below the price per share of $0.054 at which the liability would be fully settled. The Company may be required to issue additional shares or pay cash to settle any shortfall and additional interest earned on the outstanding balance. The company’s potential liability is estimated to range from $nil to $1,800,000.

On March 20, 2008 the Company and David Stratton agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay Mr. Stratton an amount of $82,400 to resolve the matter. This amount was recorded in Accounts Payable and Accrued Liabilities in the Company’s balance sheet as at December 31, 2007.

19. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following tables present selected unaudited consolidated statement of operations information for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 as previously reported and as restated:

Year Ended December 31, 2007	31-Mar	30-Jun	30-Sep	31-Dec	Total
	Reported	Reported	Reported	Reported	Reported
Total revenue	$2,256,887	$3,668,655	$988,887	$351,611	$7,266,040
Total cost of goods sold	1,656,723	2,636,544	875,497	1,170,156	6,338,920
Gross margin (loss)	600,164	1,032,111	113,390	(818,545)	927,120
Operating expense	3,286,160	2,354,163	3,188,009	4,405,393	13,233,725
Loss from operations	(2,685,996)	(1,322,052)	(3,074,619)	(5,223,938)	(12,306,605)
Net loss	(2,880,087)	(14,140,469)	(3,531,134)	(3,540,793)	(24,092,483)

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.01)	$(0.06)

Year Ended December 31, 2007	31-Mar	30-Jun	30-Sep	31-Dec	Total
	Adjustments [1]	Adjustments [1]	Adjustments [1]	Adjustments [1]	Adjustments [1]
Total revenue	$(164,000)	$(1,454,000)	$61,000	$-	$-
Total cost of goods sold	148,000	(1,024,500)	16,800	-	-
Gross margin (loss)	(312,000)	(429,500)	44,200	-	-
Operating expense	-	(7,500)	7,200	-	-
Loss from operations	(312,000)	(422,000)	37,000	-	-
Net loss	(312,000)	(422,000)	37,000	-	-

Basic and diluted loss per share	$-	$-	$-	$-	$-

Year Ended December 31, 2007	31-Mar	30-Jun	30-Sep	31-Dec	Total
	Restated	Restated	Restated	Restated	Restated
Total revenue	$2,092,887	$2,214,655	$1,049,887	$351,611	$7,266,040
Total cost of goods sold	1,804,723	1,612,044	892,297	1,170,156	6,338,920
Gross margin (loss)	288,164	602,611	157,590	(818,545)	927,120
Operating expense	3,286,160	2,346,663	3,195,209	4,405,393	13,233,725
Loss from operations	(2,997,996)	(1,744,052)	(3,037,619)	(5,223,938)	(12,306,605)
Net loss	(3,192,087)	(14,562,469)	(3,494,134)	(3,540,793)	(24,092,483)

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.01)	$(0.06)

[1] See Note 1, “Restatement of Quarterly Consolidated Financial Statements (Unaudited)”

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

As of the date of this report, The Company’s management, including the Principal Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a - 15(b). Based upon the evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information required to be included in periodic SEC filings.

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such evaluation, we have concluded that our internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of December 31, 2007.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2007:

•
The Company’s accounting records, policies and procedures were not adequately maintained or documented, and the accounting and finance department lacked resources and sufficient technical accounting knowledge.

•
The Company did not analyze financial and operating results in a timely manner, including expenditures by certain management and others. Additionally, the company did not proactively review legal contracts and sales orders entered into for financial implications.

•	Departments did not always work cohesively, particularly in regards to required disclosures, due diligence and acquisitions.

•
The Company has engaged in a number of related-party transactions. Additionally, certain of the Company’s executive, directors and shareholders have outside business interests that could conflict with the priorities of the Company.

•	The Company has not widely circulated a code of ethics beyond the Company’s directors and officers, and has just recently drafted and implemented a whistle blower channel.

•
The Company did not design and implement controls to communicate and monitor corporate strategy and objectives or compliance with policies and procedures, including expenditure policies at its operation in the United Kingdom.

•	The Company has no independent directors on the Board of Directors.

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company. During the fourth quarter of 2007 and continuing in 2008, the Company has undertaken steps necessary to improve the control environment that include:

•	Hired new accounting and finance staff with experience and skills more appropriate for a publicly traded company.

•	The Company has plans to implement a new accounting system to more effectively manage expenditures and analyze results against budgets and plans.

•
Engaged Deloitte Touche LLP to assist in the assessment, development and implementation of internal controls and business process documentation. The Company developed a top-down, risk based approach to SOX compliance that focuses on key controls and high risk areas.

•	The Company has plans to hire a permanent Chief Executive Officer to change the “tone at the top” with the necessary expertise for a publicly traded company.

•	Initiation of a cascading sub-certification process among process owners and managers.

•	More actively engaging the Board of Directors.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls. In order to achieve compliance with Section 404 of the Sarbanes Oxley Act, we are performing system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls

The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We are working to eliminate the control weaknesses and deficiencies noted by strengthening management and by documenting and testing the control environment and process controls.

ITEM 8B. OTHER INFORMATION

Item 2.05 Costs Associated with Exit or Disposal Activities.

In December 2007, the Company’s senior management including its officers committed to a restructuring plan involving the downsizing of the Company. This plan included a process to terminate employees under a plan of termination and the rescinding of the “Golf IT’ Asset Purchase Agreement. This restructure plan was executed in January 2008 and resulted in one-time termination expenses of $427,000 and recognition of $664,000 in costs incurred to affect the Golf IT acquisition. Both the one-time termination benefits of $427,000 and the $664,000 in costs incurred to affect the Golf IT acquisition have been included in General and Administration expenses in the consolidated statement of operations for the period ending December 31, 2007. The Company expects to incur additional charges to income of $200,000 during the first quarter of 2008 to complete its downsizing plan.

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

Name	Age	Position

Vacant		Chairman of the Board of Directors and acting Chief Executive Officer

Roger Paradis	63	Interim Chief Operating Officer

Alex Doaga	41	Executive Vice President, Chief Technical Officer

Joe Miller	45	Chief Financial Officer

Marc Potter	32	Executive Vice President, Business Planning and Development

Bart Collins (1)	46	Director

Robert Linn	54	Director

Geoff Hunter	41	Director

(1) Member of our Audit Committee

Vacant, Chairman, and Chief Executive Officer. Mr. J. Douglas Wood was serving as the Company’s acting Chairman, President and Chief Executive Officer until his sudden passing on March 30, 2008. The Company’s Board of Directors has initiated plans to find a a new Chief Executive Officer.

Roger Paradis, Interim Chief Operating Officer. Mr. Paradis was appointed as Interim Chief Operating Officer pursuant to a Consulting Agreement entered into by the Company with the Carl Marks Advisory Group on November 30, 2007.  Mr. Paradis is a Managing Director of CMAG and has served in that capacity for the past five years.  Mr. Paradis has extensive experience in a broad range of industries and in particular as a senior executive in high technology companies.  He was the President and CEO of Programmer’s Paradis, Inc. (now Wayside Technology Group NASDAQ:WSTG) for the period of 1988 through 1998, having taken that company public as the CEO and Chairman of the Board in 1995.  He is a graduate of the U.S. Naval Academy and the Harvard Business School.

Alex Doaga, Executive Vice President, Chief Technical Officer. Mr. Doaga joined the Company in 1999 and has served as Vice President since 2003. From 2001-2002, Mr. Doaga was Vice President, Engineering for Synapse Global Development, a GPS wireless asset management company. From 1996-1999, Mr. Doaga was President and Chief Executive Officer of Westgate Digital Corporation, a telecommunication voice, video and data services company. From 1991 to 1996, Mr. Doaga was President and Chief Executive Officer of the Net Group of Companies, a cable TV and data communication systems group in Romania. Mr. Doaga received his MSc. Degree in Automotive Engineering from the Bucharest Polytechnic University in Romania.

Joe Miller, Chief Financial Officer. Mr. Miller was hired as the Company’s Chief Financial Officer in July 2007. Mr. Miller earned his Certified Management Accounting (CMA) designation in 1992 and has established considerable financial management and strategic planning experience with publicly traded firms in the energy sector. He came to GPS Industries from TransAlta Corporation of Calgary, Alberta where he was Director of Financial Operations for that company’s Corporate Development and Energy Marketing division. Mr. Miller was employed with TransAlta from 1999 until 2007 in progressively more senior financial management positions. At TransAlta, he was accountable for providing overall financial management, strategic and financial planning, maintenance and development of internal controls, investment and acquisition analysis and Sarbanes Oxley compliance for several of the business units within the company over that period.  Prior to TransAlta, he was employed in the Oil & Gas industry in Calgary in a variety of accounting and finance positions since 1989.

Marc L. Potter, Executive Vice President and Acting Principal Executive Officer since the passing of Douglas Wood on March 30, 2008. Mr. Potter is employed by Leisurecorp LLC (a wholly owned subsidiary of Dubai World). Mr Potter joined the Dubai World Group beginning in 2005 and has worked as Senior Manager - Operations for Leisurecorp where he was responsible to direct operations at all of the group’s Leisure related assets. In August 2007, Mr Potter was seconded to GPS Industries from Leisurecorp as Executive Vice President. He began his career in private golf clubs, managing club operations at some of the countries premier facilities within Australia. His rapid growth in the golf industry saw him join Troon Golf in late 2001 where he was employed until the end of 2004. He graduated from La Trobe University in 1996 with a B. Bus (H.M.). Prior to him relocating overseas, Marc served on the University’s Academic Board and now resides in Vancouver, Canada.

Bart Collins, Director. Bart Collins has served as a Director of GPSI since January 26, 2005. Mr. Collins is President of Great White Shark Enterprises, Inc. ("GWSE"), a multi-national corporation founded by Greg Norman in 1993. GWSE is involved in the areas of golf course design, residential development, turfgrass development, golf events, golf equipment, merchandising and licensing. Having worked in some capacity with Greg Norman since 1987, Mr. Collins was retained on a full time basis by GWSE in 1995 as an International Vice President based in Sydney, Australia, overseeing GWSE's interests in the Asia-Pacific region. In 1997 Mr. Collins moved into his current position in Jupiter, Florida. Prior to joining GWSE, he spent 12 years with the sports conglomerate International Management Group ("IMG") that he joined in 1983 and became a Vice President. At the age of 31 he established and managed IMG's operation in Southeast Asia from their offices in Singapore. Mr. Collins graduated from Wittenberg University in 1983.

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

Geoff Hunter, Director. Mr. Hunter Was elected as a Director of GPSI in June 2007. Mr Hunter is the Director-Commercial Operations of Leisurecorp LLC. Prior thereto, Mr. Hunter has been involved in various senior management positions within the Sports Industry. He was employed from January 1999 as General Manager of a retail/distribution/lifestyle company where he was responsible for over 30 brands, including Reebok, Speedo, Umbro, Rockport and Quiksilver. In 2004 he was appointed as General Manager for a Golf distribution company who distributed exclusively throughout the Middle East and had many of the top golf brands, including Callaway, Mizuno and Cleveland, and Ashworth and Cutter & Buck apparel.

Audit Committee

In January, 2005 our Board of Directors established an Audit Committee. Our Board of Directors has instructed the Audit Committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. Since the passing of Douglas Wood on March 30, 2008, the Audit Committee is singularly composed of Mr. Bart Collins. Mr. Collins is a non-employee director. Although Mr. Collins was, in December 2006, appointed as a part-time Executive Vice President, Mr. Collins is not an employee and is not compensated by us. However, because Mr. Collins, directly or indirectly, has made loans to, and is otherwise party to financial transactions with GPSI, he is not an "independent" member of the Audit
Committee.

The Company does not currently have a audit committee member designated as the "audit committee financial expert," as defined under Item 401(h)(2) of Regulation S-K of the Securities Act of 1933, of the Audit Committee. This is due to the passing of Douglas J. Wood on March 30, 2008. Prior to his passing Mr. Douglas J. Wood also served on the audit committee and was designated as the “audit committee financial expert,” as defined under Item 401 (h) (2) of Regulation S-K of the Securities Act of 1933.

Special Management Provisions

On December 29, 2006, we sold to Great White Shark Enterprises, Inc. and Leisurecorp LLC 1,574,089 Series B Shares and warrants to purchase up to 59,885,186 shares of common stock. Under the Securities Purchase Agreement we entered into with Great White Shark Enterprises, Inc. and Leisurecorp LLC, we agreed to elect two persons designated by Leisurecorp LLC to our Board of Directors, which persons shall serve as "Preferred Directors" under the Series B Shares Certificate of Designation. Leisurecorp LLC designated Mr. Marc Potter and Mr. Robert Linn as the new additional directors. Accordingly, in anticipation of the sale of the Series B Shares and warrants, on December 28, 2006 our Board of Directors increased the size of the Board of Directors to five and conditionally elected Mr. Potter and Mr. Linn as additional directors. The election of Mr. Potter and Mr. Linn became effective on December 29, 2006 immediately after the closing of the sale of the Series B Shares and warrants to Great White Shark Enterprises, Inc. and Leisurecorp LLC. In June 2007, Mr. Hunter replaced Mr. Potter on the Board of Directors.

Under the Securities Purchase Agreement we entered into with Great White Shark Enterprises, Inc. and Leisurecorp LLC, we agreed to create the office of "Executive Vice President," and agreed to elect Mr. Collins to that office. Accordingly, pursuant to the Securities Purchase Agreement, in November 2006, our Board of Directors amended our bylaws to create the new part-time office (designated as the office of the "Executive Vice President") and elected Bart Collins, one of Directors, to that office. In August 2007, Mr. Potter replaced Mr. Collins as Executive Vice President. This office was established for the purposes of monitoring and controlling specific operations or functions. In establishing the new executive office, the Board of Directors decided that GPSI may not make any payment (or series of related payments) or agree to make any payment (or series of related payments) or issue or agree to issue any of our securities in lieu of any payment to be made by us or on our behalf (a "Securities Issuance") (a) in excess of $25,000, without the express written approval of the new Executive Vice President and (b) in excess of $100,000, without having the signature of the Executive Vice President on (x) the check or other financial instrument pursuant to which such payment will be made, on (y) the wire transfer instructions authorizing the wire transfer pursuant to which such payment will be made or (z) in the case of a Securities Issuance, specific authorization for such Securities Issuance including the number of shares or securities to be issued and the terms thereof. Pursuant to the Securities Purchase Agreement, Mr. Potter must remain the Executive Vice President until such time as our Common Stock is listed on either the NASDAQ Global Market or the NASDAQ Capital Market. Mr. Potter's obligations as the Executive Vice President are limited to providing the foregoing services on a full-time basis. Mr. Potter currently is not paid by the Company for his services as the Executive Vice President.

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

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2007, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table summarizes compensation paid or, or earned by our Chief Executive Officer and the other two most highly compensated executive officers (the "Named Executive Officers") whose annual compensation exceeded $100,000 as of December 31, 2007. All amounts were paid in Canadian dollars as these officers live in British Columbia, Canada and are converted in U.S. dollars based on the conversion rate in effect on December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (4)		All Other Compensation ($) (3)	Total ($)
Douglas J. Wood, Interim Chief Executive Officer (1)	2007	-	-		-	-

Robert C. Silzer, Sr., Former Chief Executive Officer and President (2)	2007	291,568	-		3,190	294,758
	2006	208,419	929,796	(5)	15,841	1,154,056

Alex Doaga, Executive Vice President & CTO	2007	150,334	-		3,190	153,524
	2006	137,316	41,137		6,364	184,817

1.
On November 29, 2007, Douglas J. Wood was appointed by the Company’s Board of Directors as Interim Chief Executive Officer and Chairman of the Board. Mr. Wood was not compensated by the Company for this role.

2.	On November 29, 2007, Robert Silzer, Sr. resigned as a director, Chairman of the Board and Chief Executive Officer.

3.	Amounts primarily represent medical insurance premiums and payments for automobile and electronic communication device expenses.

4.
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the named executive, in 2007 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, refer to Note 15 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.

5.
Represents a five-year option to purchase 15,000,000 shares of our common stock granted on December 19, 2006 at an exercise price of $0.074 per share (the closing price of our stock on December 19, 2006).

Stock Option Grants

The following table sets forth information as of December 31, 2007 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officer named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2007

Option Awards

Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Robert C. Silzer, Sr., Chief Executive Officer, President and Chief Financial Officer	15,000,000	(1)				$0.074	12/18/2011
				20,000,000	(2)	$0.060	11/29/2011

Alex Doaga, Executive Vice President & CTO	1,250,000					$0.050	12/25/2009
	1,000,000					$0.060	5/31/2011

(1) Vested upon grant, December 19, 2006.

(2) Vest upon achievement of specific performance milestones

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

On November 29, 2007, Mr. Silzer resigned as director, Chairman of the Board and Chief Executive Officer of the Company. Mr. Silzer will continue to be employed by the Company in the capacity of Advisor to the Company’s Chief Executive Officer. Pursuant to his resignation Mr. Silzer signed a new employment which commenced on 29 November 2007 and replaces in its entirety Mr Silzer’s prior employment agreement with the Company. Term of employment is through December 31, 2009 and stipulates a minimum salary of US$ 159,250 in 2008 and $75,000 in 2009 subject to discontinuance pursuant to Special Projects Agreement between Mr. Silzer and the Company. Mr. Silzer is entitled to receive additional compensation of $150,000 if certain performance milestones are achieved as set out in the Special Projects Agreement. The Company also granted Mr. Silzer four year options to purchase on a cashless exercise basis up to 20,000,000 shares of the Company’s common Stock at an exercise price of $0.06 per share, such options to vest if certain performance milestones are achieved as set out in the Special Projects Agreement.

Alex Doaga. We entered into an employment agreement with Alex Doaga, our current Executive Vice President, on September 1, 2002 for a five-year term, which was renegotiated after December 31, 2003. The agreement called for an annual salary of $80,000. This agreement was subsequently renegotiated and in 2004 Mr. Doaga earned a base salary of Cdn$140,000 per year. In January, 2005 a commitment was made to Doaga to increase this base salary to Cdn$151,000 per year effective January 1, 2005, plus to provide an annual bonus of up to 25% of his base salary, and stock options. In December 2005 Mr. Doaga was granted options to purchase 1,250,000 shares of common stock at a price of $0.05 per share. On January 1, 2006 Mr. Doaga's salary was increased to Cdn$160,000. In June, 2006 Mr. Doaga was granted options to purchase 1,000,000 shares of common stock at a price of $0.06 per share.

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

To date, since we had not established a Compensation Committee, the Option Plan has been administered by the entire Board. As of December 31, 2007, there were outstanding options under the Option Plan to purchase approximately 7,360,000 shares of our common stock at a weighted- average exercise price of approximately $0.060 per share.

Indemnification of Directors and Officers

Our bylaws authorize the corporation to indemnify its directors, officers, employees and agents of the Registrant to the fullest extent permitted by the laws of the State of Nevada. Section 78.7502 of the Nevada General Corporation Law permits a corporation to indemnify any of its directors, officers, employees or agents against expenses actually and reasonably incurred by such person in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (except for an action by or in right of the corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, provided that it is determined that such person acted in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Section 78.751 of the Nevada General Corporation Law requires that the determination that indemnification is proper in a specific case must be made by:

•	the stockholders,

•	the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding or

•
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

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2008 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table under "Executive Compensation" and our directors and (c) by all executive officers and directors of this company as a group. As of March 31, 2008 there were 544,386,703 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

As a result of (i) Shareholder Agreement, dated December 29, 2006, described below (the "Shareholder Agreement") entered into certain of the principal stockholders these stockholders are deemed to beneficially own significantly more shares than they current own. Accordingly, the parties to these agreements (and their affiliates)appear to beneficially own more shares of common stock than we are authorized to issue or that are currently outstanding. For example, Leisurecorp LLC, Dubai World’s subsidiary, currently owns 2,000,000 Series B shares (which shares are convertible into 327,868,852 shares of common stock) and warrants to purchase up to 81,967,213 shares of common stock. However, because it is a party to the Shareholders Agreement (and therefore is deemed to beneficially own the shares of the other parties to that agreement Leisurecorp LLC is deemed to beneficially own 574,080,104 shares (even though we currently only have 544,386,703 shares of our common stock issued and outstanding). Further information on the effect of these agreements is provided in the footnotes below and is summarized in the "Supplementary Table on 5% Beneficial Owners"

Unless otherwise indicated, the address for each shareholder listed in the following table is c/o GPS Industries, Inc., Suite 214, 5500 152nd St., Surrey, British Columbia V3S 5J9 Canada. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Total Common Stock
5% Beneficial Owners

Gregory John Norman	589,990,417	(1)	52.66%
501 North A1A, Jupiter
Florida, 33477

Great White Shark Enterprises, Inc	574,080,104	(2)	51.33%
501 North A1A, Jupiter
Florida, 33477

Istithmar PJSC	574,080,104	(3)	51.33%
P.O. Box 17000,
Dubai, UAE

UpLink Corporation	166,673,498	(4)	29.29%
6500 River Place Blvd IV, Suiite 201
Austin, TX 78730

Robert C. Silzer, Sr.	36,740,158	(5)	6.53%

Directors and Officers

Alex Doaga	3,336,000	(6)	0.61%

Doug Wood	73,040,547	(7)	12.04%

Joe Miller	500,000	(8)	0.09%

Roger Paradis	0		0.00%

Marc Potter	0		0.00%

Bart Collins	166,667	(9)	0.03%

Robert Linn	0		0.00%

Geoff Hunter	0		0.00%

Total Directors and Officers as a Group (8 persons)	77,043,214		12.64%

(1) Consists of (i) 13,822,007 shares of Common Stock held in the name of the Greg Norman Intangible Trust 12/01/2004, (ii) 188,306 shares of Common Stock held in the name of the Greg Norman Intangible Trust 12/01/2005, (iii) warrants to purchase 1,900,000 shares, which warrants are held in the name of the Greg Norman Intangible Trust 12/01/2004, and (iii) 164,244,038 shares beneficially owned by Great White Shark Enterprises, Inc. (see, footnote (2) below). Greg Norman is the principal and sole beneficiary of the Greg Norman Intangible Trust 12/01/2004, which owns all of the issued and outstanding capital stock of Great White Shark Enterprises, Inc. ("GWSE"). Mr. Norman also is the sole Director and Chief Executive Officer of GWSE. In addition, GWSE is a party to a Shareholder Agreement, dated December 29, 2006, with Leisurecorp LLC and certain other parties (the "Shareholder Agreement"). Under the Shareholder Agreement, GWSE and Leisurecorp LLC have agreed to vote their Series B Shares in favor of the election to the GPSI Board of Directors of two designees of Leisurecorp LLC and one designee of GWSE. See, "Description of Capital Stock—Shareholder Agreement." Accordingly, GWSE is deemed to have shared voting power with respect to the 409,836,066 shares of Common Stock beneficially owned by Leisurecorp LLC.

(2) Consists of (i) 824,089 Series B Shares (convertible into 135,096,557 shares of Common Stock), and (ii) warrants to purchase up to 29,147,481 shares of Common Stock, and (iii) the right, exercisable until April 28, 2007, to purchase additional Series B Shares and warrants that collectively are convertible/exercisable for an additional 61,475,410 shares of Common Stock. In addition, as a result of the voting agreement under the Shareholder Agreement, GWSE is deemed to have shared voting power with respect to the 409,836,066 shares of Common Stock beneficially owned by Leisurecorp LLC.

(3) Consists of the following securities registered in the name of, or otherwise owned by Leisurecorp LLC: (i) 2,000,000 Series B Shares (convertible into 327,868,852 shares of Common Stock), and (ii) warrants to purchase up to 81,967,213 shares of Common Stock. In addition, as a result of the voting agreement under the Shareholder Agreement, Leisurecorp LLC is deemed to have shared voting power with respect to the 135,096,557 shares of Common Stock issuable to GWSE upon the conversion of the 824,089 Preferred Shares owned by GWSE and warrants that are convertible/ for an additional 29,147,481 shares of Common Stock. Leisurecorp is a direct wholly owned subsidiary of Istithmar PJSC. By virtue of its relationship with Leisurecorp, Istithmar has the power to cause Leisurecorp to vote, or to dispose of, certain securities which Leisurecorp beneficially owns. Accordingly, Istithmar may be deemed, under Rule 13d-3 under the Exchange Act, to beneficially own 574,080,104 shares of Common Stock beneficially owned by Leisurecorp LLC.

(4) Consists of (i) 142,083,334 shares of Common Stock (ii) 120,000 Series B Shares (convertible into 19,672,131 shares of Common Stock), and (iii) warrants to purchase up to 4,918,033 shares of Common Stock.

(5) Consists of 18,666,388 shares of Common Stock, warrants to purchase 3,073,770 shares and 15,000,000 shares subject to Common Stock purchase options.

(6) Consists of 1,086,000 shares of Common Stock and 2,250,000 shares subject to Common Stock purchase options.

(7) Consists of 10,898,470 shares of Common Stock, warrants to purchase up to 12,961,749 shares of Common Stock and 300,000 Series B Shares (convertible into 49,180,328 shares of Common Stock).

(8) Consists of options to purchase 500,000 shares.

(9) Consists of 100,000 shares of Common Stock and warrants to purchase up to 66,667 shares of Common Stock. This excludes the shares owned by GWSE, of which Mr. Collins is the President.

Supplementary Table on 5% Beneficial Owners

The table below shows holdings excluding the impact of the provisions of the Shareholder Agreement. For the purposes of this table, "Shares Beneficially Owned" therefore only include (i) shares of common stock currently owned, (ii) shares of common stock that can be acquired upon the conversion of the Series B Shares, (iii) shares of common stock that can be acquired upon the exercise of currently owned, exercisable stock purchase warrants, (iv) shares of common stock that can be acquired upon exercise of exercisable stock purchase options.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Total Common Stock
5% Beneficial Owners

Gregory John Norman	180,154,351	(1)	25.35%
501 North A1A, Jupiter
Florida, 33477

Great White Shark Enterprises, Inc	164,244,038		23.18%
501 North A1A, Jupiter
Florida, 33477

Istithmar PJSC	409,836,066		42.95%
P.O. Box 17000,
Dubai, UAE

UpLink Corporation	166,673,498		29.29%
6500 River Place Blvd IV, Suiite 201
Austin, TX 78730

Robert C. Silzer, Sr.	36,740,158		6.53%

(1) These shares include shares owned by Mr. Norman and all of the 164,244,038 shares owned by Great White Shark Enterprises, Inc.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2007.

In May 2007, the Company sold additional shares of Series B Convertible Preferred Stock. In connection with the December 2006 purchase of Series B Shares by GWSE and Leisurecorp, the Company agreed to grant GWSE and Leisurecorp each the right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in the Series B Shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp timely exercised the foregoing option in April 2007 to purchase 1,250,000 Series B Shares and warrants to purchase up to 51,229,508 shares of common stock for a total purchase price of $12,500,000. The closing of the purchase of the $12,500,000 additional Series B Shares and warrants was consummated on May 8, 2007. Leisurecorp purchased its Series B Shares and warrants by delivering a $10,000,000 interest-free promissory note (the "Note") that is secured by the securities sold to Leisurecorp, and GWSE purchased its Series B Shares and warrants in exchange for cash ($1,500,000) and the cancellation of $1,000,000 of outstanding indebtedness the Company owed to GWSE. Leisurecorp was required to repay the Note as follows: $2,000,000 on or before June 30, 2007; $4,000,000 on or before October 31, 2007; and the remaining $4,000,000 on or before December 31, 2007. The first payment under the Note of $2,000,000 was received by the Company on July 9, 2007, the second payment of $4,000,000 was received by the Company on October 9, 2007 and the third payment of $4,000,000 was received by the Company on December 17, 2007.

On November 5, 2007, the Company entered into a contract with Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, to design, supply, deliver and install a Wi-Fi network and GPS Management System for a Golf Estates project in Dubai. The contract calls for payments from Leisurecorp LLC in excess of $2,000,000 upon achievement of specific milestones as defined in the contract. This transaction is in the normal course of operations and will be measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. For the period ending December 31, 2007, the Company has recognized $383,681 in revenue for completion and delivery of the first milestone in the contract.

During the period ended December 31, 2007, the Company completed a project for Leisurecorp LLC. This transaction has been measured at its exchange amount. As a result of the transaction, $301,000 has been recognized as revenue for the period ended December 31, 2007.

For the year ended December 31, 2007, the Company recorded $193,826 in interest expense due to Great White Shark Enterprises for purchase order financing provided by Great White Shark Enterprises, and for interest on balances owing to Great White Shark Enterprises. Additionally the Company has recorded $500,000 in sales commissions due to Great White Shark Enterprises, which have been charged to Sales and Marketing expense, pursuant to an endorsement agreement between the two parties dated April 2003. Great White Shark Enterprises is a stockholder of the Company and has appointed a member of the Company's Board of Directors. Included in accounts payable and accrued liabilities at December 31, 2007 is $1,109,003 due to Great White Shark Enterprises.

On November 13, 2006, we obtained a $1,500,000 unsecured, short-term loan (the "$1,500,000 Loan") from GWSE. During 2006, GWSE was, and currently still is, a lender to GPSI under an existing purchase order credit facility. Bart Collins, one of our directors, is the President of GWSE. The $1,500,000 Loan bore interest on the outstanding unpaid principal balance at a rate 4.83% per annum (11% per annum in the event of default), and was due and payable on the earliest to occur of (i) March 31, 2007, and (ii) the closing of the purchase by GWSE and Leisurecorp LLC of Series B Shares and warrants pursuant to that certain Securities Purchase Agreement we entered into on November 13, 2006 with GWSE and Leisurecorp. As permitted by the $1,500,000 promissory note that evidenced the $1,500,000 Loan, the entire outstanding balance of the $1,500,000 Loan was applied to the purchase price of the Series B Shares and warrants that GWSE purchased at the closing of the sale of the Series B Shares and warrants on December 29, 2006.

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

•
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

•
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

On December 29, 2006, at the closing of our sale of the Series B Shares, GWSE purchased $3,000,000 of our Series B Shares and warrants and also simultaneously converted the remaining outstanding principal amount of the Term Loan, and another outstanding short term loan, into 274,089 Series B Shares in full settlement of the principal balance due. For a period of two years from the conversion date GWSE will continue to receive 20% of the license payments wereceive as a result of the licenses we have granted under the Optimal patents, which interest in the license payment that we receive will increase thereafter to 40% of the license payments for the remaining life of the patents.

In March 2004 we entered into an agreement with Douglas J. Wood, one of our directors, and two other persons pursuant to which they provided the security we needed to obtain a $1,000,000 line of credit from HSBC Bank Canada to be used for manufacturing purposes. On June 22, 2006 this line of credit was increased to $1,400,000. As of December 31, 2006, we had drawn down $1,433,864 under this line of credit. As consideration for the security provided, we agreed to pay Mr. Wood and the others 15% per annum of the maximum amount outstanding during any month, payable 50% in cash and 50% in shares of common stock, which shares were issued at a 10% discount to market based on the seven day average price prior to each quarter end. In addition, we agreed to issue to Mr. Wood and the two other persons warrants to purchase 666,667 shares of common stock at $0.15 per share. We also granted Mr. Wood and the two others a security interest in all of our inventory. This letter of credit and our agreement with Mr. Wood expired February 28, 2007, at which point the line of credit was removed. As of December 31, 2007, we owed approximately $2,263,382 to Doug Wood and the Wood Family Trust. This amount includes $125,773 recorded as interest expense during the year. Interest is payable at 8% per annum. This interest was earned on loans provided to the Company by Mr. Wood and also on a Line of Credit (which expired on February 28, 2007) that was partially funded by Mr. Wood. Mr. Wood was appointed as the Company’s CEO and Chairman of the Board on November 29, 2007.

ITEM 13. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation as filed with the Nevada Secretary of State on December 12, 1995 (1)

3.2	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 3, 2000 (2)

3.3	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 20, 2000 (2)

3.4	Certificate of Amendment to Articles of Incorporation (8)

3.5	Bylaws (1)

3.6	Amendments to Bylaws (5)

3.7	Amendment to Bylaws (7)

4.1	Stock Purchase Warrant, dated January 18, 2008 (5)

4.2	Registration Rights Agreement, dated January 18, 2008 (5)

10.1	Loan & Security Agreement Silicon Valley, dated as of , 2008 (3)

10.2	Guaranty Agreement, dated as of February 26, 2008 (3)

10.3	Employment Agreement Golf Academies & Ben Porter, dated as of June 1, 2007 (3)

10.4	Employment Agreement Golf Academies & Phil Lewin, dated as of June 1, 2005 (3)

10.5	Intellectual Property Security Agreement dated September 20, 2005 by and between the Company and Secured Party named therein (3)

10.6	Form of Callable Secured Convertible Note (3)

10.7	Form of Warrant issued in connection with the Callable Secured Convertible Notes (3)

10.8	First Amendment to Stock Purchase Agreement, dated as of May 28, 2005 by and among Optimal Golf Solutions, Inc., Darryl Cornish, Charles Houston, and the Company (9)

10.9	Securities Purchase Agreement, dated November 13, 2006, by and among GPS Industries, Inc. and the purchasers named therein (5)

10.10	Form of Registration Rights Agreement, dated December 29, 2006, between the Company, Great White Shark Enterprises, Inc., Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas Wood (5)

10.11	Form of Promissory Notes to be issued to Great White Shark Enterprises, Inc. and Leisurecorp LLC (5)

10.12
Agreement, dated November 8, 2006, by and among GPS Industries, Inc. and the note purchasers set forth on the signature page thereof regarding the repayment of the Callable Secured Convertible Notes (5)

10.13	Settlement Agreement dated October 26, 2006 among GPS Industries, ProLink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited (6)

10.14	Shareholder Agreement, dated December 29, 2006, between the Company, with Great White Shark Enterprises, Inc., Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas Wood (7)

10.15	Second Amendment to Stock Purchase Agreement dated as of December 8, 2006 by and among the Company, the Sellers an Optimal Golf Solutions, Inc. (4)

10.16	Employment Agreement, dated December 19, 2006, between GPS Industries, Inc. and Robert C. Silzer, Sr.**

21.1	Subsidiaries of GPS Industries, Inc. (9)

23.1	Consent of Sherb & Co.**

31.1	Certification of the Registrant's Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant's Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant's Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant's Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Financial Statements - Uplink Corporation year ended Jun 30, 2006 & 2005 Report of Independent Auditors

EX-1	Joint Filing Agreement - Rule 13d-1 under the Securities Exchange Act of 1934 - Alan Rogers & David Spencer (10)

EX-7	Promissory Note - Leisure Corp, dated November 13, 2006

EX-1	Joint Filing Agreement - Security Exchange Act of 1934 Statement on Schedule 13d - GWSE

99.6	Promissory Note - GWSE, date November 13, 2006

* Indicates a management contract or compensatory plan or arrangement.

** Filed with this Annual Report on Form 10-KSB.

(1)	Previously filed by us on June 4, 1999 as an exhibit to our Registration Statement on Form 10SB12G and incorporated herein by reference.

(2)	Previously filed by us on April 14, 2000 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.

(3)	Previously filed by us on March 6, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Previously filed by us on December 15, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Previously filed by us on January 18,2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Previously filed by us on November 1, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Previously filed by us on January 8, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Previously filed by us on December 12, 2006 as an appendix to our proxy statement.

(9)	Previously filed by us on October 21, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(10)	Previously filed by us on January 8, 2007 Promissory Note Leisure Corp.

(11)	Previously filed by us on January 17, 2007 Promissory Note GWSE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Sherb & Co. as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The following table shows the fees that were paid or accrued by us for audit and other services provided by Sherb & Co. for the 2006 and 2007 fiscal years.

	2006	2007

Audit Fees (1)	$73,500	$110,000
Tax Fees (2)	10,000	10,000
All Other Fees (3)	11,250	15,000

Total	$94,750	$135,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2006 and 2007 fiscal years.

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

GPS INDUSTRIES, INC.

Date: April 15, 2008	By:	/s/ Marc Potter
Name: Marc Potter
Title: Executive Vice President (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Marc Potter	Executive Vice President	April 15, 2008
Marc Potter	(Principal Executive Officer)

/s/ Joe Miller	Chief Financial Officer	April 15, 2008
Joe Miller	(Principal Accounting Officer)

/s/ Bart Collins	Director	April 15, 2008
Bart Collins

/s/ Robert Linn	Director	April 15, 2008
Robert Linn

/s/ Geoff Hunter	Director	April 15, 2008
Geoff Hunter