Form 10-Q
period 2008-03-31
GPS INDUSTRIES, INC.
filed 2008-05-20
CIK 29233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-30104

GPS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350120
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

5500 152nd Street, Suite 214 Surrey, B.C. Canada	V3S 5J9
(Address of principal executive offices)	(Zip Code)

(604) 576-7442
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On May 15, 2008, there were 541,686,703 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer              Yes ☐ No ☐
Non-accelerated filer                Yes ☐ No ☐
Accelerated filer                       Yes ☐ No ☐
Smaller reporting company       Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

GPS INDUSTRIES, INC.
For the period ended March 31, 2008
FORM 10-Q

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

GPS INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(000's except per share data and number of shares)	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets

Current assets

Cash	$849	$1,488
Accounts receivable	1,349	1,493
Inventories	4,682	3,011
Short-term corporate loan	-	946
Prepaid expenses and other current assets	443	459
Total current assets	7,323	7,397

Property and equipment, net	1,290	1,139

GPS system assets under third party leases with recourse, net	3,375	617

Other assets	1,318	423

Patents/designs, net plus goodwill	17,972	2,414

	$31,278	$11,990

Liabilities and Stockholders' Equity/(Deficit)

Current liabilities

Short term debt	$5,206	$3,379
Short term deferred revenue	1,973	847
Accounts payable	7,091	5,078
Accrued liabilities	3,819	1,948
Current maturities of long-term debt	233	-
	18,322	11,252

Long-term debt, net of current maturities	1,642	-
Deferred revenue	6,161	1,252

Total liabilities	26,125	12,504

Stockholders' equity/(deficit)

Series B Convertible Preferred Shares, $10 par value, 4,000,000 authorized, 3,244,089 issued and outstanding	32,441	31,241
Class A common stock, $.001 par value, 1,600,000,000 authorized 541,686,703 issued and outstanding and 399,203,369 issued and outstanding	542	399
Accumulated other comprehensive income	722	722
Additional paid-in capital	77,325	70,052
Accumulated deficit	(105,877)	(102,928)

Total Stockholder's Equity/(Deficit)	5,153	(514)

	$31,278	$11,990

See accompanying notes to these unaudited consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31	2008	2007
(000's except per share data and number of shares) (unaudited)		(restated)

Revenue	$2,666	$2,093

Cost of goods sold	2,270	1,805

Gross profit	396	288

Operating Expenses

Selling, general and administrative expenses	2,309	2,201
Research and development	477	993
Amortization of intellectual property	553	92
	3,339	3,286
Loss Before Other Income (Expense)	(2,943)	(2,998)

Other Income (Expense)

Finance costs	(12)	(22)
Interest expense	(254)	(294)
Gain on foreign exchange	241	14
Gain on extinguishment of debt	18	108
	(7)	(194)

Net Loss	$(2,950)	$(3,192)

Loss per common share - basic and diluted
	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	525,809,414	368,430,929

See accompanying notes to these unaudited consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31	2008	2007
(000's except per share data and number of shares) (unaudited)		(restated)

Cash Flow From Operating Activities

Net loss from operations	$(2,950)	$(3,192)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	949	92
Amortization of deferred compensation	-	56
Gain on extinguishment of debt	(18)	-
Expenses paid by issuance of stock	18	-
Expenses paid by issuance of stock options	-	49
Unrealized foreign exchange losses	(240)	-
Amortization of finance costs	-	2

Changes in operating assets and liabilities:
Inventories	(882)	(311)
Accounts receivable	170	(1,497)
Prepaid expenses and deposits	42	196
Other assets	(33)	16
Accounts payable and accrued liabilities	780	(184)
Discontinued operations - accounts payable and accrued liabilities	-	(108)
Deferred Revenue	636	361
Net Cash Used In Operating Activities	(1,528)	(4,520)
Cash Flow From Investing Activities
Purchase of property and equipment	(60)	(8)
Investment in Optimal Golf Solutions Inc.	-	(807)
Investment in Patents	(3)	-
Net Cash Flow Used In Investing Activities	(63)	(815)
Changes in non-cash working capital related to investing activities	(751)	-
	(814)	(815)
Cash Flow From Financing Activities

Subscription receivable - Preferred Stock	-	5,000
Proceeds (payments) - short term loans	1,703	(1,816)
Net Cash Flow Provided By Financing Activities	1,703	3,184

Net Decrease In Cash	(639)	(2,151)

Cash, Beginning Of Period	1,488	2,196

Cash, End Of Period	$849	$45

Supplemental disclosure of cash flow information:
Cash paid for interest	$253	$294
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities

Common stock issued for investments	$8,034	$1,653
Preferred stock issued for investment	$1,200	$-

See accompanying notes to these unaudited consolidated financial statements

GPS Industries, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2008 and 2007

(Amounts in thousands of dollars, except per share data)

(Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the financial statements provide a fair presentation of the periods presented. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Business – GPS Industries, Inc. (GPSI or the Company) is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations and residential community developments. With the development of the Inforemer HDX largely complete, GPSI is transitioning away from a research and development focus; however, GPSI will continue to dedicate resources to new opportunities where market potential and economics justify investment. GPSI’s primary business is the development, manufacture and sale of the Inforemer HDX mobile display units (“MDU”) in both cart mounted and hand held product lines along with the related infrastructure. In late 2007, GPSI reorganized its various product offerings and divisions to more accurately reflect how GPSI manages its internal operations whereby Inforemedia, Wi Stream and Fire at the Flag are peripheral to the core Inforemer product and hence the management of these divisions have been collapsed into its core Inforemer business. GPSI has offices in the United States, Canada and United Kingdom in order to focus on the geographic markets including North America, Europe and the Middle East with exclusive distributor arrangements covering Asia, South Africa, Australia and New Zealand. Corporate activities are divided between its Vancouver, Canada and Austin, Texas offices with software development, research and development, manufacturing and finance located in Canada and sales, customer service and installation and repairs and maintenance in Austin, Texas.

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

In January 2001, Inforetech Wireless Technology Inc. acquired 100% of the outstanding capital stock of ProShot Golf, Inc. through a wholly owned subsidiary, Inforetech Golf Technology 2000 Inc. (IGT). IGT filed for relief under Chapter 7 of the U.S. Bankruptcy Court on December 19, 2002 and ProShot filed for relief under Chapter 7 of the U.S Bankruptcy Court on May 31, 2002.

In October 2007, GPSI acquired 100% of the outstanding capital stock of Direct Golf Services Inc. and Golf Academies Ltd., now operating as GPSI Europe and owns 17.5% of GPSI Asia, its Asian distributor.

On January 18, 2008, GPSI’s wholly owned subsidiary, GPS IT, LLC, acquired the assets and assumed certain liabilities of UpLink Corporation.

Restatement of 2007 Quarterly Comparative Consolidated Financial Statements (Unaudited)

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in the first three quarters of 2007, the Company determined that it had incorrectly accounted for the related revenues, cost of goods sold, course assets, accrued liabilities and deferred revenues. Therefore, the Company’s management, its Audit Committee and its Board of Directors determined that, the Company’s financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the SEC) on May 21, 2007, August 14, 2007 and November 19, 2007 should no longer be relied upon. The Company’s financial statements presented in this report for the period ended March 31, 2007 reflects these restatements.

The following tables present selected consolidated statement of operations information for the quarter ended March 31, 2007 as previously reported and as restated ($000s, except per share data) (unaudited):

Quarter Ended March 31, 2007	Reported

Total revenue	$2,257
Total cost of goods sold	1,657
Gross margin (loss)	600
Operating expense	3,286
Loss from operations	(2,686)
Net loss	(2,880)

Basic and diluted loss per share	$(0.01)

Quarter Ended March 31, 2007	Adjustments[1]

Total revenue	$(164)
Total cost of goods sold	148
Gross margin (loss)	(312)
Operating expense	-
Loss from operations	(312)
Net loss	(312)

Basic and diluted loss per share	$-

Quarter Ended March 31, 2007	Restated

Total revenue	$2,093
Total cost of goods sold	1,805
Gross margin (loss)	288
Operating expense	3,286
Loss from operations	(2,998)
Net loss	(3,192)

Basic and diluted loss per share	$(0.01)

[1] The primary basis for the corrections is to recognize a further performance obligation whereby GPSI had sold the HDX Inforemer System to the customer but was unable to deliver and instead provided the HD Inforemer system. This created a further obligation to deliver the HDX when available. Additionally, the Company failed to recognize expense for 1st year warranty and service costs on sales during the period.

2. Acquisitions

UpLink operations, assets and certain assumed liabilities

Effective January 18, 2008, the Company acquired the operations, assets and certain assumed liabilities of UpLink Corporation (UpLink), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In particular, the acquisition enhanced the GPSI patent portfolio through the addition of UpLink’s patents for position-based advertising on a golf course, “IQ Link” cart control and monitoring technology and added over 200 customers to GPSI’s customer base. For these factors, the Company purchased the UpLink business at a premium over the fair value of the net assets acquired.

In consideration for the net assets acquired, GPSI paid $11.837 million including Notes Payable of $1.521 million, 142.100 million Common Shares valued at $7.814 million, 120 thousand Series B Preferred Shares with a par value of $1.200 million and 4.918 million common stock warrants at an exercise price of $0.122 per share valued at $219 thousand. The Company incurred transaction costs of $1.083 million including the elimination of inter-company loans to UpLink. The shares of common stock issued were valued at the average market price of GPSI common shares ($0.055) for the 2 trading days before and after the announcement of closing of the acquisition on January 18, 2008.

Upon closing the common shares issued were held in escrow as security of representations and warranties. The Company retains the option to re-purchase up to 59.7 million common shares at a fixed price of $0.12 per share. If GPSI does not exercise its right to repurchase approximately 30 million of the shares after the first anniversary of the acquisition, then all of the shares in escrow will be released. If the Company, exercises its repurchase rights at the first anniversary, then 112.3 million shares will be released from escrow at that time with the remaining shares being released upon the second anniversary.

As a result of the acquisition, UpLink’s results of operations have been included in the Company’s Consolidated Financial Statements from the date of acquisition. The business combination was accounted for under Financial Accounting Standard Board (FASB) Statement No. 141, “Business Combinations.” The application of purchase accounting under Statement No. 141 requires the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill. The Company is currently in the process of assessing and finalizing the fair values of the assets acquired and liabilities assumed but the following table summarizes the Company’s best estimate of the purchase accounting at this time; however, due to the inherent difficulty in assessing the fair value of patents, trademarks and other intangibles acquired, the Company was not able to allocate to those items at this time.

Amount
(unaudited)
Assets Acquired	($000's)
Cash	$21
Accounts receivable	30
Inventory	789
Prepaid expenses	25
Fixed assets	254
GPS system assets under third party leases with recourse, net	3,096
Deposits/other assets	861
Patents/designs, plus goodwill	16,004
Total assets acquired	$21,080

Liabilities assumed
Accounts payable	$1,881
Accrued liabilities	1,361
Deferred revenue	267
Long-term debt	478
Long-term deferred revenue	5,256
Total liabilities assumed	$9,243

Net assets acquired	$11,837

Funded by:
Restricted shares issued	$7,814
Series B shares issued	1,200
Common stock warrants issued	219
Secured promissory notes issued	1,521
Intercompany loans extinguished	1,083
$11,837

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

For the three month period ended March 31, 2008,	GPSI	UpLink	Adjustments	Proforma Combined
(000's except per share data and number of shares) (unaudited)

Revenue	$1,995	$743	$(72) (a)	$2,666

Cost of goods sold	1,714	556	-	2,270

Gross profit	$281	$187	$(72)	$396

Operating Expense
Selling, general and administrative	1,985	324	-	2,309
Research and development	416	61	-	477
Amortization of intellectual property	95	158	300 (b)	553
	$2,496	$543	$300	$3,339

Loss Before Other Income (Expense)	(2,215)	(356)	(372)	(2,943)

Other Income (Expense)	42	(49)	-	(7)

Net Loss	$(2,173)	$(405)	$(372)	$(2,950)

Net loss per common share, basic and diluted	$(0.01)		$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	397,778,277		142,083,334 (c)	539,861,611

For the three month period ended March 31, 2007,	GPSI	UpLink	Adjustments	Proforma Combined
(000's except per share data and number of shares) (unaudited)	(restated)

Revenue	$2,093	3,305	$(72) (a)	$5,326

Cost of goods sold	1,805	2,079	-	3,884

Gross profit	$288	$1,226	$(72)	$1,442

Operating Expense
Selling, general and administrative	2,201	1,341	-	3,542
Research and development	993	259	-	1,252
Amortization of intellectual property	92	160	300 (b)	552
	$3,286	$1,760	$300	$5,346

Loss Before Other Income (Expense)	(2,998)	(534)	(372)	(3,904)

Other Income (Expense)	(194)	(129)	-	(323)

Net Loss	$(3,192)	$(663)	$(372)	$(4,227)

Net loss per common share, basic and diluted	$(0.01)		$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	368,430,929		142,083,334 (c)	510,514,263

(a)	Elimination of inter-company revenues and expenses related to the settlement and acquisition of Patent Licenses by UpLink Corporation from GPSI

(b)
Amortization of the estimated amount of value ascribed to intangible assets and patents. For this purpose, it was assumed that approximately $8.150 million would be allocated under FASB Statement 141 to such assets. It was further estimated that the useful life of these acquired assets would approximate 5 years. As such, for the purpose of the pro forma presentation, we estimated amortization expense of $300 thousand for the each of the three month periods ended March 31, 2008 and March 31, 2007.

(c)	Adjustment to reflect shares issued on acquisition for the period presented as if acquisition happened at the beginning of period.

3. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at March 31, 2008 and December 31, 2007. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent registered certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2007, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company’s operations currently do not generate sufficient cash to internally fund its working capital needs. Accordingly, to date, its operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of its common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, and (v) short-term loans made to it by the Company’s affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations. Based on its currently projected revenues and its existing lines of credit the Company does not have sufficient capital resources to fund its anticipated working capital needs. The Company is currently working with its existing investors to obtain additional debt or equity funding.

Two of the Company’s investors have provided additional funding subsequent to March 31, 2008. On April 10, 2008, Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, advanced the Company $477 thousand against a contract between the two parties whereby GPSI will design, supply, deliver and install a Wi-Fi network and GPS management system for a golf estates project in Dubai. These funds were advanced so the Company could meet its immediate working capital requirements. In addition, on May 2, 2008, GPSI and Silicon Valley Bank (SVB) entered into an amendment to a Loan and Security Agreement (Loan Agreement) dated February 28, 2008 pursuant to which SVB agreed to make available to the Company advances under a revolving line of credit up to $6.5 million, an increase of $3.5 million from the existing Loan Agreement. The increased obligations of the Company under the Loan Agreement are guaranteed by Great White Shark Enterprises LLC, a stockholder, whereby GWSE has pledged cash collateral in the form of certificates of deposit placed on deposit at SVB. The increase is initially limited to $2.0 million with the ability to increase to $3.5 million with a corresponding amount of additional security to be pledged by GWSE.

The Company’s ability to repay its accounts payable and other outstanding indebtedness and the Company’s ability to maintain sufficient liquidity to continue its operations is significantly dependent upon its ability to generate sufficient sales in the second and third quarters of 2008 and beyond further supplemented by the Company’s ability to attract additional investment. The Company is continuing to work with its existing investors to obtain further debt or equity funding that will provide longer term liquidity. At this time, the Company is unable to determine if it will be successful in obtaining this funding or any other. Should the Company not be able to obtain sufficient funding, the Company will not be able to meet its working capital needs in the near future.

4. Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim consolidated financial statements and notes should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Foreign Currency Translation - Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. Both the effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars and gains and losses resulting from foreign currency transactions are included in operations.

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

The Company expenses stock options and warrants under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" (SFAS 123(R)). Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Consolidated Statements of Operations.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Income Taxes - The Company records a valuation allowance to reduce its deferred tax assets arising from net operating loss carry forwards to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Reclassifications - Certain reclassifications of items in the prior period's financial statements have been made to conform to the current year's presentation.

Recent Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the potential impact of Statement 141 (revised 2007) on our financial statements.

5. Supplemental Balance Sheet Information

Other Assets
Other assets consist of the following items ($000’s):

	March 31, 2008	December 31, 2007
Other assets
Long-term receivables	$244	$223
Deferred development costs	104	104
Deferred acquisition costs	-	96
Deferred costs - major projects	108	-
Deposits	862	-
Total other assets	$1,318	$423

Bank Indebtedness
At December 31, 2007, the Company had borrowed $183 thousand under a line of credit. The line of credit bore interest at prime plus 0.5%, and was repayable in full on demand and was secured by a one year standby bank letter of credit for $1.500 million that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. expired on March 31, 2008 at which point the line of credit was removed. All funds borrowed under this line of credit were repaid at March 31, 2008.

On February 29, 2008, the Company and Silicon Valley Bank (SVB) entered into a Loan and Security Agreement (Loan Agreement) pursuant to which the SVB agreed to make available to the Company advances under a revolving line of credit up to $3.000 million. At March 31, 2008, the Company has drawn $3.000 million on the line of credit. The Loan Agreement terminates in February 2010 at which time all advances and unpaid interest are due. The principal amount outstanding accrues interest at a floating rate per annum of the greater of 1% above the prime rate or 6%, with interest payable monthly. $1.500 million of the obligations of the Company under the Loan Agreement are guaranteed by Douglas Wood, the Company’s interim Chief Executive Officer, member of the board of directors and a shareholder. On March 30, 2008, Douglas Wood passed away. On his passing, the Company triggered an event of default in the Loan Agreement whereby the bank could demand repayment of $1.500 million secured by Mr. Wood. SVB is currently forbearing such demand as it negotiates with the estate of Mr. Wood. The obligations of the Company under the Loan Agreement are also secured by a first priority security interest (subject to permitted liens) on the assets of the Company, and certificates of deposit in the principal amount of $1.500 million provided by Hansen, Inc. The Loan Agreement provides for customary covenants. On March 31, 2008, the Company used $1.500 million of the Loan Agreement to repay a credit facility from HSBC Bank which was secured by a letter of credit from Hansen, Inc.

The Company’s 100% wholly owned subsidiary, GPSI Europe (formerly Golf Academies Limited and Direct Golf Services) has an overdraft facility with their bank comprised of both a Sterling overdraft, a Euro overdraft and a USD overdraft with a combined limit of £35 thousand (an amount equivalent to $70 thousand USD at March 31, 2008). As of March 31, 2008, GPSI Europe had drawn a net amount equivalent to $8 thousand USD on this facility. The bank may at anytime demand repayment as such amounts owing have been classified as current liabilities. Interest is to be charged at the rate of 3.75% per annum over the bank’s base rate as published from time to time. The facility is secured by a debenture comprising fixed and floating charges over all the assets and undertaking of GPSI Europe and personal guarantee limited to £15 thousand   (an amount equivalent to $30 thousand USD at March 31, 2008) given by GPSI Europe’s board of directors.

As part of the Company’s acquisition of Golf Academies (now part of GPSI Europe), the Company assumed current liabilities which included a small firms loan. The loan is a four year fixed term facility with principal balance of £9 thousand (an amount equivalent to $18 thousand USD at March 31, 2008) outstanding at March 31, 2008. The principal and interest under the term loan is payable in monthly installments of £3 thousand (an amount equivalent to $6 thousand USD at March 31, 2008). Interest is to be charged at the rate of 2.5% per annum over the lender’s base rate. The facility is secured by a debenture including legal mortgage over specified property; fixed equitable charge over all present and future freehold and leasehold property; first fixed charge over among other things books and debts, chattels, goodwill and uncalled capital both present and future; and first floating charge over all the assets and undertaking both present and future of GPSI Europe.

Short-Term Loans

As of March 31, 2008, the Company has $3.563 million owing on short term notes. These notes consist of the following:

a)
Secured promissory notes with a balance of $761 thousand outstanding at March 31, 2008 ($nil at December 31, 2007). These notes were entered into pursuant to the UpLink Asset Purchase Agreement. They bear interest ranging from prime plus 1% to 18% per annum with principal and interest due in six equal monthly installments beginning January 31, 2008 and fully repayable by June 30, 2008.

b)
Purchase order financing whereby the Company has entered into agreements with several entities and individuals to provide purchase order financing on confirmed sales orders. Amounts advanced at March 31, 2008 are $1.230 million ($1.520 million at December 31, 2007). The Company pays interest ranging from 12% to 18% per annum for the period of these advances.

c)
Short-term loan for $1.572 million at March 31, 2008 ($1.572 million at December 31, 2007) from Douglas Wood, the Company’s former interim Chief Executive Officer, board of director member and a shareholder who passed away on March 30, 2008. This loan is repayable on demand and bears interest at 8% per annum.

Acquisition of Optimal Golf Solutions, Inc.

On November 19, 2004 the Company acquired 100% of the common shares of Optimal Golf Solutions, Inc. (Optimal), a Texas corporation for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable by a combination of cash and stock. In January 2007 the Company paid $807 thousand cash and issued 30.392 million shares to satisfy the remaining liability for the purchase. Full satisfaction of this liability will depend on the Optimal shareholders receiving sufficient funds from the sale of the issued shares, which equates to $0.054 per share issued, to pay down the remaining liability in full. Assuming that the remaining shares are sold at the market price of the Company's stock at March 31, 2008, the remaining liability would not be satisfied in full from the sale of the shares issued. Therefore, on March 31, 2008, the Company recorded an additional $635 thousand in liability offset by a decrease in paid-in capital associated with the Optimal acquisition due to the decrease in the stock price below $0.054 to $0.033 on March 31, 2008.

6. Related Party Transactions

On November 5, 2007, the Company entered into a contract with Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, to design, supply, deliver and install a Wi-Fi network and GPS management system for a golf estates project in Dubai. The contract calls for payments from Leisurecorp LLC in excess of $2.000 million upon achievement of specific milestones as defined in the contract. This transaction is in the normal course of operations and will be measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. For the period ended March 31, 2008, no amounts for this transaction have been recognized in the financial statements of the Company.

As of March 31, 2008, the Company owed approximately $2.295 thousand to the estate of Doug Wood and the Wood Family Trust. This amount includes $31 thousand recorded as interest expense during the three months ended March 31, 2008. Interest is payable at 8% per annum. This interest was earned on loans provided to the Company by Mr. Wood. Prior to his passing, Mr. Wood was the Company’s Chief Executive Officer and Chairman of the Board.

For the three months ended March 31, 2008, the Company has recorded $11 thousand in interest expense due to Great White Shark Enterprises for interest on balances owing to Great White Shark Enterprises. Great White Shark Enterprises is a stockholder of the Company and has appointed a member of the Company's Board of Directors. Included in accounts payable and accrued liabilities at March 31, 2008 is $1.124 million due to Great White Shark Enterprises.

7. Legal Proceedings

On August 1, 2007, CCG Investor Relations, Inc. ("CCG"), filed a complaint against the Company, in the Los Angeles Superior Court for alleged breach of contract. CCG claims that the Company breached a consulting agreement by failing to pay monthly consulting fees. In May 2008, the Company and CCG agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay CCG an amount of $25 thousand to resolve the matter.

On February 5, 2007, David Stratton filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. On March 20, 2008 the Company and David Stratton agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay Mr. Stratton an amount of $83 thousand to resolve the matter. This amount was recorded in Accounts Payable and Accrued Liabilities in the Company’s balance sheet as at March 31, 2008.

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

8. Subsequent Events

On April 10, 2008, Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, advanced the Company $477 thousand against a contract between the two parties whereby GPSI will design, supply, deliver and install a Wi-Fi network and GPS Management System for a Golf Estates project in Dubai. These funds were advanced so the Company could meet its immediate working capital requirements.

On May 2, 2008, the Company and Silicon Valley Bank (SVB) entered into an amendment to a Loan and Security Agreement (Loan Agreement) dated February 28, 2008 pursuant to which SVB agreed to make available to the Company advances under a revolving line of credit up to $6.5 million, an increase of $3.5 million from the original Loan Agreement. In the amendment, SVB agreed to forbear from exercising its rights and remedies against the Company relating to the current default on the Loan Agreement due to the death of Douglas Wood until July 31, 2008. All other terms and conditions remain the same as in the Loan Agreement. The increased obligations of the Company under the Loan Agreement are guaranteed by Great White Shark Enterprises LLC, (“GWSE”), a shareholder, whereby GWSE has pledged cash collateral in the form of certificates of deposit placed on deposit at SVB. The increase is initially limited to $2.0 million with the ability to increase to $3.5 million with a corresponding amount of additional security to be pledged by GWSE. Interest on the loan from SVB bears interest at prime plus 1%, but no less than 6%, payable monthly. Bart Collins, the President of GWSE, is a member of the board of directors of the Company.

As consideration for GWSE pledging the security pursuant to a pledge agreement, the Company and GWSE have entered a facility fee agreement whereby the Company agrees to pay to GWSE all fees and other amounts payable under the terms of the Loan Agreement including a facility fee equal to the difference between the interest yield earned on all the certificates of deposit purchased by GWSE and pledged to SVB pursuant to the pledge agreement and 7%, such that GWSE insures a net annual interest rate of 7%. The facility fee accrues monthly and is payable quarterly beginning July 31, 2008. In addition, pursuant to an intercreditor agreement, GWSE, Hansen Inc. and the estate of Douglas Wood have agreed to share pari passu a security position in the event of default by the Company. Funds under the Loan Agreement will be used for general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K. Throughout this quarterly report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to GPS Industries, Inc. (GPSI), a Nevada corporation, and, unless the context indicates otherwise, also includes our subsidiaries, Optimal Golf Solutions Ltd., Direct Golf Services Inc., Golf Academies Ltd. (collectively GPSI Europe) and GPS IT, LLC (which owns the assets and assumed the liabilities acquired per the UpLink Asset Purchase Agreement including the rights to the UpLink name).

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

RESTATEMENT OF CONSOLIDATED 2007 QUARTERLY COMPARATIVE RESULTS

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in 1st, 2nd and 3rd quarters of 2007, the company determined that it had incorrectly accounted for the related revenues, cost of goods sold, course assets, accrued liabilities and deferred revenues. Accordingly, the Company announced on April 15, 2008 that previously filed quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007, August 14, 2007 and November 19, 2007 (the “Original Filings”), should no longer be relied upon. The Company’s consolidated financial statements presented in this report as at and for the period ended March 31, 2007 reflects these restatements.

Effect on Financial Statements:

The following table summarizes the impact on the quarterly results for the period ($000s) (unaudited):

Restatement of Financial Results for the three months ended March 31, 2007 and financial position at March 31, 2007

Increase (decrease)

Condensed statement of operations:	Quarter 1

Revenue	$(164,000)

Expense	148,000

Operating income	$(312,000)

Condensed balance sheet:

Assets	$-

Liabilities	312,000

Accumulated deficit	(312,000)

The primary basis for the corrections is as follows:

To recognize a further performance obligation whereby GPSI had sold the HDX Inforemer System to the customer, was unable to deliver and instead provided the HD Inforemer system. This created a further obligation to deliver the HDX when available. Additionally, the Company failed to recognize expense for 1st year warranty and service costs on sales during the period.

Overview

GPS Industries, Inc.(GPSI or the Company) is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations and residential community developments. With the development of the Inforemer HDX largely complete, GPSI is transitioning away from a research and development focus; however, GPSI will continue to dedicate resources to new opportunities where market potential and economics justify investment. Our primary business is the development, manufacture and sale of the Inforemer HDX mobile display units (MDU) in both cart mounted and hand held product lines along with the related infrastructure.

On January 18, 2008, the Company acquired the operations, assets and assumed certain liabilities of UpLink Corporation (UpLink), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In consideration for the net assets acquired, the Company paid approximately $11.837 million including secured promissory notes of $1.521 million, 142.100 million Common Shares valued at $7.814 million, Series B Preferred Shares with a par value of $1.200 million, 4.918 million common stock warrants at an exercise price of $0.122 per share valued at $219 thousand and the extinguishment of $1.083 million of intercompany loans. The net assets acquired consisted of total assets of approximately $21.080 million less approximately $9.243 million in assumed liabilities.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 4 of our consolidated financial statements for the period ended March 31, 2008.

Results of Operations

Comparison of Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Revenue - Revenue during these two periods has been comprised of (i) sales generated from our GPS system products,(ii) service contract fees we received in connection with the GPS system sales, (iii) fees we received from certain programs such as advertising , (iv) patent license fees received by us for the right to use certain of our patented technologies, and (v) revenues generated from the completion of milestones by our Major Projects division.

The Major Projects division, which generated revenues during the year ended December 31, 2007 for providing GPS tracking advisory and design services and Wi-Fi Network design services to our customers, did not generate any revenue for the three month periods ending March 31, 2008 and 2007. This was a result of no significant deliverable, in the long-term contract with our customers, being due or being completed during this period.

For the three month period ended March 31, 2008, the Company recorded revenues from its wholly owned subsidiary GPSI Europe (formerly Golf Academies Limited and Direct Golf Services) and revenues from the newly acquired operations and assets of UpLink Corporation for which no revenues were reported during the same three month period in 2007. GPSI Europe generates revenues through the rental of GPS systems, operation of the hole-in-one program Fire At the Flag (TM) and GPS system sales throughout the United Kingdom, Europe, South Africa and the Middle East. The prior UpLink related operations generated revenues through the rental and leasing of GPS systems, service maintenance contracts and parts sales and repair service activities throughout North America.

For the three months ended March 31, 2008 (the period), we recorded total revenue of $ 2.666 million, compared to $2.093 million during the three months ended March 31, 2007. This 27% increase in revenue is attributable to the results of the Company’s recent acquisitions of GPSI Europe and the operations and assets of UpLink Corporation. The Company’s average selling price per 18-hole equivalent system did increase slightly in comparison to the same period in 2007. During the period, the Company successfully completed its single largest installation to date which was a four course 18-hole equivalent installation for one of North America’s premier golf resort destinations.

Patent license revenue earned by GPSI in the three months ended March 31, 2008 was $127 thousand compared to $199 thousand during the same period in 2007. The decrease is due to the elimination of intercompany revenues resulting from the UpLink operations and asset purchase.

Cost of Goods Sold - Cost of goods sold represent the costs associated with the production of our products and the installation costs of delivering and installing our equipment at our customers' sites which often include costs of third party services we incur in the installation of systems that we sell to our customers. Cost of goods sold also includes the appropriate percentage of costs associated with the completion of terms of contracts undertaken by the Major Projects division. No costs, associated with the completion of terms of contracts undertaken by the Major Projects division, were included in cost of goods sold for the three months ended March 31, 2008 as no terms or deliverables were due or completed during the period. Costs of goods sold, on a dollar basis, increased due to increased revenues but decreased slightly as a percentage of revenues on a quarter over quarter comparison. Actual dollar increase quarter over quarter was $465 thousand or 26% in comparison to a 27% increase in revenue during the three months period ended March 31, 2008. Reduction of cost of goods sold as a percentage of revenue is a key target for the Company throughout the remainder of 2008.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased to $2.309 million for the three month period ended March 31, 2008 compared to $2.201 million for the same period in 2007 ($108 thousand increase or 5%). The increase was due to the inclusion of the results of operations of GPSI Europe and UpLink Corporation during the 2008 period but not 2007 as these acquisition transactions occurred in late 2007 and early 2008. Nonetheless, the increase was significantly less than the combined entities expenses prior to the acquisition due to reductions in all aspects of the operations. $158 thousand of the 2008 quarter expenses were one time charges taken by the Company associated with restructuring activities. The Company’s restructuring activities involved the downsizing of current operations and the costs associated with the rescission of the “Golf IT” Asset Purchase Agreement. The Company significantly reduced costs in advertising and promotion, travel, contract and consulting services, professional services, stock option compensation and the expiration of our marketing agreement with Great White Shark Enterprises. A new agreement is currently under negotiation. These cost savings were offset by slightly higher personnel related costs and higher rent. Personnel related costs, in 2007, had not increased significantly until the second and third quarters of 2007. The Company spent the fourth quarter of 2007 and early part of the first quarter of 2008 establishing what it believes is the appropriate staffing levels for this area of the business to function effectively under current circumstances.

Research and Development Expenses – Research and development expenses for the three month period ended March 31, 2008 decreased by $516 thousand over the same period in 2007. During the first quarter of 2007, the Company incurred significant product development costs for the development of the next generation of the Inforemer product, which was subsequently introduced to the market during the first quarter of 2008. In addition, the Company recognized product development cost recoveries per a development agreement between the Company and one its strategic development partners during the 2008 period. These lower expenses were offset by an increase in personnel related costs due to the acquisition of the operations of UpLink Corporation.

Amortization of Intellectual Property – This expense is primarily due to the amortization of the Company’s acquired patents. Secondarily, it also includes the depreciation of the Company’s property and equipment. Depreciation and amortization increased from $92 thousand for the three month period ended March 31, 2007 to $553 thousand for the three month period ended March 31, 2008. 75% of the expense during this quarter in 2008 is attributable to patent amortization. The increase is a result of the amortization of the fair value assigned to the assets acquired as part of the UpLink and GPSI Europe transactions including certain patents, fixed assets and goodwill. All patents are being amortized over the remaining life of the patents.

Loss from Operations - The Company’s loss from operations decreased slightly from $2.998 million for the three month period ended March 31, 2007 to $2.943 million for the period ended March 31, 2008. The decrease in loss from operations was due to a $108 thousand improvement in gross margin offset by a $53 thousand increase in operating expenses. Higher operating expenses were due to $461 thousand increase in amortization of intellectual property and a $108 thousand increase in selling, general and administrative expenses offset by a $516 thousand decrease in research and development expenses.

Finance Costs - Finance costs decreased in the 2008 three month fiscal period ended March 31, 2008 by $10 thousand as a result of a reduction in the use of the line of credit and a reduction in the number of warrants issued in the current fiscal period.

Interest Expense - Interest expense decreased by 14 % in the three month period ended March 31, 2008 compared to the same three month period in 2007. Although, the Company has more interest-bearing debt at March 31, 2008 than we had at March 31, 2007, the Company had more interest-bearing debt throughout the three month period ended March 31, 2007 then the same three month period in 2008. As a result, our interest expense in the fiscal quarter ended March 31, 2008 decreased.

Loss on Foreign Exchange - During the three month period ended March 31, 2008 we incurred a currency exchange gain of $241 thousand, compared to a currency exchange gain of $14 thousand during the same period in 2007. The significant increase in our gain on foreign exchange is due to the fact that most of our revenues are collected in U.S. dollars, and many of our expenses are paid in Canadian dollars. Therefore we are subject to currency fluctuation risks. During the three month period ended March 31, 2008, the value of the U.S. dollar increased compared to the Canadian dollar, thereby causing us to record a substantial gain on our currency exchange.

Gain on Extinguishment of Debt - Gain on extinguishment of debt decreased from $108 thousand in the period ended March 31, 2007 to $18 thousand for the same period ended in 2008. This decrease was due to the write off of liabilities associated with discontinued operations at December 31, 2007. Monthly write off of these liabilities ceased for the periods ending December 31, 2007.

Net Loss - Net loss was $ 2.950 million for the three months ended March 31, 2008 compared to $3.192 million for the three months ended March 31, 2008. The Company’s net loss decreased during the 2008 period as a result of a slight decrease in loss from operations, a decrease in interest expense, and an increase in gain on foreign exchange offset by a decrease in gain on extinguishment of debt.

Liquidity And Capital Resources

To date, we have incurred significant losses from operations. As of March 31, 2008, we had a working capital deficit of $11.0 million. Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, and (v) short-term loans made to us by our affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations. Based on our currently projected revenues and our existing lines of credit the Company does not have sufficient capital resources to fund our anticipated working capital needs. The Company is currently working with its existing investors to obtain additional debt or equity funding.

Two of our investors have provided additional funding subsequent to March 31, 2008. On April 10, 2008, Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, advanced the Company $477 thousand against a contract between the two parties whereby GPSI will design, supply, deliver and install a Wi-Fi network and GPS systems for a golf estates project in Dubai. These funds were advanced so the Company could meet its immediate working capital requirements.

In addition, on May 2, 2008, GPS Industries, Inc and Silicon Valley Bank (SVB) entered into an amendment to a Loan and Security Agreement (Loan Agreement) dated February 28, 2008 pursuant to which SVB agreed to make available to the Company advances under a revolving line of credit of up to $6.5 million, an increase of $3.5 million from the Loan Agreement. The increased obligations of the Company under the Loan Agreement are guaranteed by Great White Shark Enterprises LLC, a stockholder, whereby GWSE has pledged cash collateral in the form of certificates of deposit placed on deposit at SVB. The increase is initially limited to $2.0 million with the ability to increase to $3.5 million with a corresponding amount of additional security to be pledged by GWSE.

Our ability to repay our accounts payable and other outstanding indebtedness, and our ability to maintain sufficient liquidity to continue our operations, is significantly dependent upon our ability to generate sufficient sales in the second and third quarters of 2008 and beyond, supplemented by the Company’s ability to attract additional investment. The Company is continuing to work with its existing investors to obtain further debt or equity funding that will provide longer term liquidity. At this time, we are unable to determine if we will be successful in obtaining this funding or any other. Should the Company not be able to obtain sufficient funding, the Company cannot be assured of meeting its working capital needs during the near future.

Effective January 18, 2008, the Company acquired the operations, assets and certain assumed liabilities of UpLink Corporation (UpLink), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In addition, do to the elimination of the intercompany loans and the increase in liabilities resulting from this transaction, the purchase may continue to negatively impact the Company’s on-going liquidity in 2008 as the Company incurs costs to integrate the acquired assets and to meet the settlement terms of the secured promissory notes.

In October 2007, we purchased Direct Golf Services, Inc. and Golf Academies Limited. Operations of these two businesses are being conducted through GPSI Europe (formerly Golf Academies Limited and Direct Gold Services). The additional overhead costs related to the operations of GPSI Europe currently negatively affects our liquidity.

Operating Activities - During the fiscal quarter ended March 31, 2008, our operations utilized cash of $1.528 million as compared to $4.520 million during the same period in 2007. The decrease in cash utilized in operations in the 2008 period as compared to the 2007 period was primarily a result of the decrease in the loss from operations, adjusted for non-cash items and by positive changes to operating assets and liabilities. Positive changes to operating assets and liabilities was a result of significant increases to both accounts payable and accrued liabilities and deferred revenue.

Investing Activities - Net cash used in investing activities was $63 thousand and $815 thousand for the three months ended March 31, 2008 and 2007, respectively. In the 2008 period, investing activities consisted of the purchase of equipment and patents.

Financing Activities - Net cash provided by financing activities was $1.703 million for the 2008 fiscal quarter ended March 31, 2008, as compared to $3.184 million for the fiscal quarter ended March 31, 2007. Financing activities during the quarter consisted of receipt of bank loans offset by repayments of bank indebtedness and short-term loans.

We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts. In addition, we believe we have no financial guarantees, debt or lease agreements or other arrangements that we have not provided for or disclosed in our financial statements and notes

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

As reported in Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has assessed and reported on the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such evaluation, we have concluded that our internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of December 31, 2007.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of March 31, 2008:
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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2008, the Company has continued taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We are working to eliminate the control weaknesses and deficiencies noted by strengthening management and by documenting and testing the control environment and process controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 1, 2007, CCG Investor Relations, Inc. ("CCG"), filed a complaint against the Company, in the Los Angeles Superior Court for alleged breach of contract. CCG claims that the Company breached a consulting agreement by failing to pay monthly consulting fees. In May 2008, the Company and CCG agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay CCG an amount of $25 thousand to resolve the matter.

On February 5, 2007, David Stratton filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. On March 20, 2008 the Company and David Stratton agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay Mr. Stratton an amount of $83 thousand to resolve the matter. This amount was recorded in Accrued Liabilities in the Company’s balance sheet as of March 31, 2008.

On November 1, 2007, ProLink Holdings, a provider of GPS golf course management systems and on-course advertising, filed a patent infringement lawsuit against the Company and UpLink Corporation, a company that the Company subsequently purchased. The compliant alleges that UpLink and one of its customers have infringed U.S. Patent No. 6,525,690, which is directed to a method of determining locations and distances using specific GPS-based methodologies. The complaint also charged UpLink with infringement of U.S. Patent No. 6,236,940 and 6,470,242 which relate to a monitor for displaying distances and other golf course information. The complaint further alleges that the Company and one of its customers have infringed the 6,525,690 patent and further seeks a declaratory judgment that ProLink has not infringed U.S. Patent No. 5,685,786 acquired by the Company as a result of the UpLink acquisition and that this patent is invalid. ProLink seeks injunctive relief and damages against the Company and UpLink, enhanced damages for alleged willful infringement and recover of ProLink’s attorneys’ fees and litigation costs. By virtue of the Asset Purchase Agreement between the Company and UpLink, as amended effective January 18, 2008, the Company has assumed the liability of UpLink in the lawsuit and has agreed to defend and indemnify UpLink at the Company’s expense. In addition, the Company intends to indemnify and defend both our customer and UpLink’s customer in connection with the litigation. The Company intends to vigorously defend this lawsuit.

On October 29, 2007, Optimal I.P.. Holdings, L.P. initiated arbitration proceedings against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the agreement and actual damages, together with its costs and legal fees associated with the action. On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association over the dispute and further denying all material allegations of the demand. The matter is currently in an early stage awaiting appointment of a mutually acceptable arbitrator. The Company intends to vigorously contest the matters raised in the arbitration.

The Company may occasionally become subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of any disputes that may arise, and the Company cannot predict whether any liability arising from claims and litigation will be material in relation to the consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before deciding to invest in or maintain your investment in GPS Industries, Inc. The risks described below and described in our 2007 Annual Report are not intended to be an all-inclusive list of the potential risks relating to an investment in our securities. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. If any of the following or other risks actually occurs, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected. The following factors should be considered in connection with the other information contained in this quarterly report on Form 10-Q. This report is qualified in its entirety by these risk factors.

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

We have a history of losses, and our auditors have issued a going concern opinion as a result of an inability to generate sufficient cash from operations to meet our current obligations. GPSI has undertaken a restructuring of our operations in order to reduce and ultimately eliminate the operating losses incurred. In addition, GPSI is evaluating alternate sources and types of financing to generate sufficient liquidity to maintain operations for the foreseeable future. However there can be no assurance that we will be successful in these efforts. Our operating losses are attributable to the developing nature of our business and have resulted primarily from:

•	significant costs associated with the development of our products;

•	marketing and distribution costs of our products; and

•	limited sales history of our recently developed products.

We will need additional financial support in order to continue to operate and grow, and cannot be certain that additional funds will be available when needed on satisfactory terms, if at all.

Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, and (v) short-term loans made to us by our affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations. Based on our currently projected revenues and our existing lines of credit the Company does not have sufficient capital resources to fund our anticipated working capital needs. The Company is currently working with its existing investors to obtain additional debt or equity funding. At this time, we are unable to determine if we will be successful in obtaining this funding or any other. Should the Company not be able to obtain sufficient funding, the Company will not be able to meet its working capital needs. If the Company were unable to continue as a going concern, investors risk losing their investment in GPSI.

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

Competition.

We face competition in all aspects of our business. We compete for customers with other electronics and recreation companies, many of which have substantially greater assets and resources. Our primary competitor is Prolink Holdings Corp. Our ability to compete successfully in the future will depend on several factors, including:

•	the cost effectiveness, quality, price, service and market acceptance of our products;

•	response to the entry of new competitors or the introduction of new products by competitors;

•	ability to keep pace with changing technology and customer requirements;

•	timely development or acquisition of new or enhanced products; and

•	timing of new product introductions by the Company or our competitors.

Acquisitions of companies may disrupt our business and distract management due to difficulties in assimilating personnel and operations.

In October 2007, we purchased Direct Golf Services, Inc. and Golf Academies Limited and in January 2008 we purchased all of the operations and assets of UpLink Corporation. Although, the purchases of complimentary businesses are expected to improve our overall operations in the future and to improve our market presence in the worldwide golf industry, the cost of purchasing these, and other businesses, will negatively impact our financial condition in the near term.

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

We are required to restate the 1st, 2nd and 3rd quarters of 2007. Management has evaluated the Company’s internal controls over financial reporting in light of the restatements and has identified groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2007 and March 31, 2008. See Item 8A in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission and Part I, Item 4 in this quarterly report on Form 10Q for Management’s discussion of these material weaknesses.

Although, GPSI has made progress towards Section 404 compliance, we are not able to conclude that our internal controls are effective nor have we completed our Section 404 implementation. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. However, we can not assure you that we will be successful. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations. The costs incurred necessary to achieve compliance may be significant.

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

In January 2008, May 2007 and December 2006 we issued the Series B Shares to four investors. Under the terms of the Series B Shares, we may not, without first obtaining the prior approval of the holders of a majority of the then outstanding Series B Shares, voting separately as a class, take any of the following actions: (i) amend our Articles of Incorporation or Bylaws if such action would adversely affect the rights, preferences, privileges, or restrictions of the Series B Shares; (ii) authorize or issue any class or series of our capital stock or any rights, options, warrants or other securities that are convertible into or exchangeable for any of our capital stock, having any right, preference or privilege superior to or on parity with the Series B Shares in any respect whether by reclassification or otherwise; (iii) pay any dividends or distributions on any shares of our capital stock; (iv) amend any of the provisions of the Certificate of Designation of the Series B Shares; (v) redeem or declare a dividend with respect to any security; (vi) increase or decrease the authorized number of shares of Series B Shares; (vii) effect a merger, consolidation, or business combination or other acquisition involving GPSI (other than solely for the purposes of reincorporation); or (viii) increase or decrease the authorized number of directors on our Board of Directors. The foregoing voting provisions shall remain in effect so long as one holder of our Series B Shares, Leisurecorp LLC, is the owner of record of 25% or more of the number of Series B Shares that it purchased in December 2006 and May 2007. As a result of its investment in the Series B Shares and the voting agreements contained in a shareholders agreement Leisurecorp has entered into with the other holders of the Series B Shares, Leisurecorp LLC owns or controls the vote of approximately 87% of the currently issued and outstanding Series B Shares.

The holders of the Series B Shares have the ability to elect a majority of our Board of Directors, and we are prohibited from taking certain corporate actions without the approval of the directors elected by Series B Share holders.

The holders of a majority of the outstanding Series B Shares have the right, voting as a separate class, to elect three of our five members of our board of directors, of which two shall be designated by the holders of a majority of the outstanding Series B Shares as the "Reviewing Preferred Directors." Our Board of Directors may not take certain actions, and none of such actions shall be valid and constitute an action of the Board of Directors unless such action is approved by a majority of the Board of Directors, which majority shall include at least one of the Reviewing Preferred Directors. The actions that must be approved by at least one Reviewing Preferred Director are as follows: (i) reorganize GPSI or voluntarily liquidate, dissolve or wind up GPSI, (ii) incur any new indebtedness or refinance any existing indebtedness for borrowed money other than trade payables and accrued expenses incurred in the ordinary course of business and indebtedness not to exceed at any time $500,000 in the aggregate, (iii) approve, adopt or amend our annual budget, (iv) incur any capital or operating expenditures (other than purchases of inventory purchased solely for, and specifically to fill signed purchase orders) in excess of $50,000 in one or a series of related expenditures, or in excess of $250,000 in the aggregate unless included in our annual budget approved by the Board of Directors (including one of the Reviewing Preferred Directors), (v) hire or fire our Chief Executive Officer, the Chief Financial Officer, or any of our other officer or employee who, at the time, earns or is expected to earn a salary (excluding bonuses) of $100,000 or more per year, (vi) acquire any assets or equity securities of any other business or entity, or sell any of our assets (other than in the ordinary course of business), in each case if the transaction value of such acquisition or disposition is greater than $2,000,000, (vii) issue options or securities except under our stock compensation, bonus or other compensation plan, (viii) amend our stock compensation, bonus or other compensation plan, or (ix) enter into a transaction with a stockholder or an affiliate of ours or of a stockholder of ours. The foregoing restrictions will remain in effect until the earlier of (a) the date on which Leisurecorp is the owner of record of less than 25% of the number of Series B Shares that it purchased in December 2006 and May 2007 pursuant to the Securities Purchase Agreement, or (b) we meet or exceed the approved annual budget for two consecutive fiscal years. Under a shareholder agreement entered into by, among others, the holders of approximately 87% of our currently outstanding Series B Shares, Leisurecorp LLC has the right to designate both Reviewing Preferred Directors.

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

You may have difficulty selling our shares because they are deemed “penny stocks.”

Since our common stock is not listed on the Nasdaq Stock Market or any national securities exchange, if the trading price of our common stock is below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These rules require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

During the three month period ended March 31, 2008, the Company completed the following transactions:

Preferred Stock and Warrants: On January 18, 2008, the Company issued a total of 120 thousand shares of Series B Preferred Shares with a par value of $1.200 million and warrants to purchase up to 4.918 million shares of our common stock valued at $219 thousand. These Series B shares and warrants were issued as part of the consideration for the UpLink asset acquisition.

Common Stock:

The Company issued the following shares of common stock in the quarter ended March 31, 2008:

•	On January 10, 2008, the Company issued 142.083 million shares valued at $7.814 million in relation to the UpLink asset acquisition; and

•	On February 29, 2008, the Company issued 400 thousand shares valued at $18 thousand for services rendered.

All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) and Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

$1.500 million of the obligations of the Company under the Loan Agreement entered into on February 29, 2008 between the Company and Silicon Valley Bank (SVB) are guaranteed by Douglas Wood, the Company’s interim Chief Executive Officer, member of the board of directors and a shareholder. On March 30, 2008, Douglas Wood passed away. On his passing, the Company triggered an event of default in the Loan Agreement whereby the bank could demand repayment of $1.500 million secured by Mr. Wood. SVB is currently forbearing such demand as it negotiates with the estate of Mr. Wood.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Matters were submitted to a vote of our security holders during the three month period ended March 31, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPS INDUSTRIES, INC.

Date: May 20, 2008	By:	/s/ MARC POTTER
Marc Potter,
Executive Vice President (Principal Executive Officer)

Date: May 20, 2008	By:	/s/ JOSEPH MILLER
Joseph Miller,
Chief Financial Officer