Form 10-Q
period 2008-06-30
GPS INDUSTRIES, INC.
filed 2008-08-19
CIK 29233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-30104

GPS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350120
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

6554 176th Street, Unit 103 Surrey, B.C. Canada	V3S 4G5
(Address of principal executive offices)	(Zip Code)

(604) 576-7442
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On August 12, 2008, there were 541,686,703 shares of common stock issued and outstanding.

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

GPS INDUSTRIES, INC.
For the period ended June 30, 2008
FORM 10-Q

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):
GPS INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(000's except per share data and number of shares)	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets

Current

Cash	$4,830	$1,488
Accounts receivable, net	1,824	1,493
Inventories	4,524	3,011
Short-term corporate loan	-	946
Prepaid expenses and other current assets	960	459
Total current assets	12,138	7,397

Property and equipment, net	1,088	829

GPS system assets under third party leases with recourse, net	2,935	617

Other assets	1,622	424

Patents/designs, net plus goodwill	17,963	2,723
	$35,746	$11,990

Liabilities and Stockholders' Equity/(Deficit)

Current liabilities

Short term debt	$4,709	$3,379
Short term deferred revenue	3,205	847
Accounts payable	5,384	5,078
Accrued liabilities	4,910	1,948
Current maturities of long-term debt	215	-
	18,423	11,252

Long-term debt, net of current maturities	5,030	-
Convertible promissory note, net of debt discount (unamortized debt discount $998)	4,502	-
Deferred revenue	5,464	1,252

Total liabilities	33,419	12,504

Stockholders' equity/(deficit)
Series B Convertible Preferred Shares, $10 par value, 4,000,000
authorized, 3,244,089 issued and outstanding	32,441	31,241
Class A common stock, $.001 par value, 1,600,000,000 authorized
541,686,703 issued and outstanding	542	399
Accumulated other comprehensive income	722	722
Additional paid-in capital	78,365	70,052
Accumulated deficit	(109,743)	(102,928)

Total Stockholders' Equity/(Deficit)	2,327	(514)

	$35,746	$11,990

See accompanying notes to these unaudited consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30 (000's except per share data and number of shares) (unaudited)	2008		2007
			(restated)
Revenue		$7,230		$4,308

Cost of goods sold		5,566		3,432

Gross profit		1,664		876

Operating Expenses

Selling, general and administrative expenses		5,956		3,912
Research and development		977		1,510
Amortization of intellectual property		1,151		196
		8,084		5,618

Loss Before Other Income (Expense)		(6,420)		(4,742)

Other Income (Expense)

Finance costs		(51)		(50)
Interest expense		(519)		(314)
Gain on foreign exchange		142		11
Gain/(Loss) on extinguishment of debt		33		(160)
		(395)		(513)

Net Loss Before Deemed Preferred Stock Dividend	$	(6,815)	$	(5,255)

Deemed preferred stock dividend		-		(12,500)
Net Loss	$	(6,815)	$	(17,755)

Loss per common share - basic and diluted
	$	(0.01)	$	(0.05)

Weighted average number of common shares outstanding -
basic and diluted		533,748,058		373,405,002
See accompanying notes to these unaudited consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30 (000's except per share data and number of shares) (unaudited)	2008		2007
			(restated)
Revenue		$4,564		$2,215

Cost of goods sold		3,296		1,628

Gross profit		1,268		587

Operating Expenses

Selling, general and administrative expenses		3,730		1,711
Research and development		499		517
Amortization of intellectual property		598		104
		4,827		2,332

Loss Before Other Income (Expense)		(3,559)		(1,745)

Other Income (Expense)

Finance costs		(39)		(29)
Interest expense		(265)		(20)
Loss on foreign exchange		(16)		(3)
Gain/(Loss) on extinguishment of debt		13		(267)
		(307)		(319)

Net Loss Before Deemed Preferred Stock Dividend	$	(3,866)	$	(2,064)

Deemed preferred stock dividend		-		(12,500)
Net Loss	$	(3,866)	$	(14,564)

Loss per common share - basic and diluted
	$	(0.01)	$	(0.04)

Weighted average number of common shares outstanding -
basic and diluted		541,686,703		378,324,414

See accompanying notes to these unaudited consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30 (000's except per share data and number of shares) (unaudited)	2008		2007
			(restated)
Cash Flow From Operating Activities

Net loss from operations	$	(6,815)	$ (5,255)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization		2,019	196
Amortization of deferred compensation		-	113
Gain/(loss) on extinguishment of debt		(32)	375
Expenses paid by issuance of stock		18	118
Expenses paid by issuance of stock options		-	62
Stock based compensation		64	-
Interest converted to stock		-	43
Writedown of inventory		89	-
Unrealized foreign exchange gains		(149)	-
Amortization of convertible debt discount		12	-
Amortization of finance costs		-	3

Changes in operating assets and liabilities:
Inventories		(812)	(1,462)
Accounts receivable		(305)	(391)
Prepaid expenses and deposits		(476)	91
Other assets		(337)	(442)
Accounts payable and accrued liabilities		19	1,297
Discontinued operations - accounts payable and accrued liabilities		-	(201)
Deferred revenue		1,077	414

Net Cash Used In Operating Activities		(5,628)	(5,039)

Cash Flow From Investing Activities
Purchase of property and equipment		(319)	(1,164)
Investment in Optimal Golf Solutions Inc.		-	(807)
Investment in patents		(2)	(45)

Net Cash Flow Used In Investing Activities		(321)	(2,016)
Changes in non-cash working capital related to investing activities		(784)	(234)
		(1,105)	(2,250)

Cash Flow From Financing Activities

Preferred Stock issued for cash (Net of costs)		-	11,173
Preferred Stock issued for debt		-	1,000
Subscription receivable - Preferred Stock		-	(8,000)
Proceeds (payments) - short term loans		(425)	-
Proceeds (payments) - convertible promissory loan		5,500	-
Proceeds (payments) - long term loans		5,000	(2,072)

Net Cash Flow Provided By Financing Activities		10,075	2,101
Changes in non-cash working capital related to financing activities		-	3,000
		10,075	5,101

Net Increase/(Decrease) In Cash		3,342	(2,188)

Cash, Beginning Of Period		1,488	2,196

Cash, End Of Period		$4,830	$8

Supplemental disclosure of cash flow information:
Cash paid for interest		$318	$309
Cash paid for taxes		$-	$22

Non-Cash Investing And Financing Activities

Common stock issued to settle debt		$-	$715
Common stock issued in settlement of accounts payable		$-	$263
Deemed dividends on issuance of preferred stock		$-	$12,500
Common stock issued for investments		$8,034	$2,178
Preferred stock issued for investment		$1,200	$-

See accompanying notes to these unaudited consolidated financial statements

GPS Industries, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2008 and 2007

(Amounts in thousands of dollars, except per share data)

(Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the financial statements provide a fair presentation of the periods presented . For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Business  - GPS Industries, Inc. (GPSI or the Company) is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations and residential community developments. With the development of the Inforemer HDX largely complete, GPSI is transitioning away from a research and development focus; however, GPSI will continue to dedicate resources to new opportunities where market potential and economics justify investment. GPSI’s primary business is the development, manufacture and sale of the Inforemer HDX mobile display units (“MDU”) in both cart mounted and hand held product lines along with the related infrastructure.   In late 2007, GPSI reorganized its various product offerings and divisions to more accurately reflect how GPSI manages its internal operations whereby Inforemedia, Wi Stream and Fire at the Flag are peripheral to the core Inforemer product and hence the management of these divisions have been collapsed into its core Inforemer business. GPSI has offices in the United States, Canada and United Kingdom in order to focus on the geographic markets including North America, Europe and the Middle East with exclusive distributor arrangements covering Asia, South Africa, Australia and New Zealand. Corporate activities are divided between its Vancouver, Canada and Austin, Texas offices with software development, research and development, manufacturing and finance located in Canada and sales, customer service and installation and repairs and maintenance in Austin, Texas.

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

Restatement of 2007 Quarterly Comparative Consolidated Financial Statements (Unaudited)

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in the first three quarters of 2007, the Company determined that it had incorrectly accounted for the related revenues; cost of goods sold, course assets, accrued liabilities and deferred revenues. Therefore, the Company’s management, its Audit Committee and its Board of Directors determined that, the Company’s financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the SEC) on May 21, 2007, August 14, 2007 and November 19, 2007 should no longer be relied upon. The Company’s financial statements presented in this report for both the three and six months ended June 30, 2007 reflects these restatements.

The following tables present selected consolidated statement of operations information for the three and six months ended June 30, 2007 as previously reported and as restated ($000s, except per share data) (unaudited):

	Three Months Ended	Six Months Ended
Period Ended June, 2007	30-Jun	30-Jun
	Reported	Reported
Total revenue	$3,669	$5,926
Total cost of goods sold	2,637	4,293
Gross margin (loss)	$1,032	$1,633
Operating expense	2,354	5,640
Loss from operations	$(1,322)	$(4,007)
Net loss	(14,141)	(17,020)

Basic and diluted loss per share	$(0.04)	$(0.05)

	Three Months Ended	Six Months Ended
Period Ended June 30, 2007	30-Jun	30-Jun
	Adjustments [1]	Adjustments [2]
Total revenue	$(1,454)	$(1,618)
Total cost of goods sold	(1,009)	(861)
Gross margin (loss)	$(445)	$(757)
Operating expense	(22)	(22)
Loss from operations	$(423)	$(735)
Net loss	(423)	(735)

Basic and diluted loss per share	$-	$-

	Three Months Ended	Six Months Ended
Period Ended June 30, 2007	30-Jun	30-Jun
	Restated	Restated
Total revenue	$2,215	$4,308
Total cost of goods sold	1,628	3,432
Gross margin (loss)	$587	$876
Operating expense	2,332	5,618
Loss from operations	$(1,745)	$(4,742)
Net loss	(14,564)	(17,755)

Basic and diluted loss per share	$(0.04)	$(0.05)

[1] The primary basis for the corrections during the three and six months ended June 30, 2008 is to reverse revenue and cost of sales previously recognized during the quarter for system sales whereby GPSI has guaranteed the differential between the customers lease payments to its financier and the amount the customer receives from golf courses under rental contracts. Cost of sales for these sales have been set-up on the Company’s balance sheet as assets and are being amortized over the life of the golf courses rental contracts. Proceeds received on these sales have been set-up as deferred revenue on the Company’s balance sheet and are being recognized as revenue as the golf courses make their rental payments.

[2] Other adjustments, in addition to corrections for the three and six months ended June 30, 2008, were to recognize a further performance obligation whereby GPSI had sold the HDX Inforemer System to the customer but was unable to deliver and instead provided the HD Inforemer system. This created a further obligation to deliver the HDX when available. Additionally, the Company failed to recognize expense for 1st year warranty and service costs on sales during the period.

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

Amount
($000's)
Assets Acquired	(unaudited)
Cash	$21
Accounts receivable	30
Inventory	789
Prepaid expenses	25
Fixed assets	254
GPS system assets under third party leases with recourse, net	3,096
Deposits/other assets	861
Patents/designs, plus goodwill	16,164
Total assets acquired	$21,240

Liabilities assumed
Accounts payable	$1,881
Accrued liabilities	1,521
Deferred revenue	267
Long-term debt	478
Long-term deferred revenue	5,256
Total liabilities assumed	$9,403

Net assets acquired	$11,837

Funded by:
Restricted shares issued	$7,814
Series B shares issued	1,200
Common stock warrants issued	219
Secured promissory notes issued	1,521
Intercompany loans extinguished	1,083
$11,837

The following pro forma condensed combined Statements of Income and notes thereto, assume the Acquisition occurred at the beginning of the periods presented except for the application of FASB Statement 141. These condensed financial statements should be read in conjunction with the consolidated financial statements of GPSI for the 12 months ended December 31, 2007.

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

For the six month period ended June 30, 2007,	GPSI	UpLink	Adjustments	Proforma Combined
(000's except per share data and number of shares) (unaudited)	(restated)

Revenue	$4,308	7,272	$(143) (a)	$11,437

Cost of goods sold	3,432	4,617	-	8,049

Gross profit	$876	$2,655	$(143)	$3,388

Operating Expense
Selling, general and administrative	3,912	2,649	-	6,561
Research and development	1,510	549	-	2,059
Amortization of intellectual property	196	361	600 (b)	1,157
	$5,618	$3,559	$600	$9,777

Loss Before Other Income (Expense)	(4,742)	(904)	(743)	(6,389)

Other Income (Expense)	(513)	(245)	-	(758)

Net Loss Before Deemed Preferred Stock Dividend	$(5,255)	$(1,149)	$(743)	$(7,147)

Deemed preferred stock dividend	12,500	-	-	12,500

Net Loss	$(17,755)	$(1,149)	$(743)	$(19,647)

Net loss per common share, basic and diluted	$(0.05)		$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	373,405,002		142,083,334 (c)	515,488,336

(a)	Elimination of inter-company revenues and expenses related to the settlement and acquisition of Patent Licenses by UpLink Corporation from GPSI

(b)
Amortization of the estimated amount of value ascribed to intangible assets and patents. For this purpose, it was assumed that approximately $8.150 million would be allocated under FASB Statement 141 to such assets. It was further estimated that the useful life of these acquired assets would approximate 5 years. As such, for the purpose of the pro forma presentation, we estimated amortization expense of $600 thousand for the six month period ended June 30, 2007.

(c)	Adjustment to reflect shares issued on acquisition for the period presented as if acquisition happened at the beginning of period.

3. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at June 30, 2008 and December 31, 2007. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent registered certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2007, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company’s operations currently do not generate sufficient cash to internally fund its working capital needs. Accordingly, to date, its operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of its common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, (v) short-term loans, and (vi) non-negotiable convertible promissory notes made to it by the Company’s affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations.

Two of the Company’s investors provided additional funding during the three months ended June 30, 2008. On April 10, 2008, Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, advanced the Company $477 thousand against a contract between the two parties whereby the Company will design, supply, deliver and install a Wi-Fi network and GPS management system for a golf estates project in Dubai. These funds were advanced so the Company could meet its immediate working capital requirements. In addition, on May 2, 2008, GPSI and Silicon Valley Bank (SVB) entered into an amendment to a Loan and Security Agreement (Loan Agreement) dated February 28, 2008 pursuant to which SVB agreed to make available to the Company advances under a revolving line of credit up to $6.5 million, an increase of $3.5 million from the existing Loan Agreement. The increased obligations of the Company under the Loan Agreement are guaranteed by Great White Shark Enterprises LLC, a stockholder, whereby GWSE has pledged cash collateral in the form of certificates of deposit placed on deposit at SVB. At June 30, 2008 the Company had drawn the full amount of the $3.5 million increase.

The Company’s working capital position improved during the quarter ended June 30, 2008 as the Company, on June 16, 2008, entered into an agreement with Tulip Group Investments Limited where Tulip loaned to the Company $5.500 million pursuant to a Non-negotiable Convertible Promissory Note. The Tulip Agreement and the Note have an effective date of June 12, 2008. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued unpaid interest is payable on June 12, 2011 (the Maturity Date). The Note is secured by a lien on the assets of the Company which lien is subordinate to the lien of Silicon Valley Bank and certain other secured creditors but on parity with the lien in favor of Great White Shark Enterprises LLC, the Estate of Douglas Wood and Hansen, Inc. At any time prior to the Maturity Date, Tulip has the right to convert all or a portion of the Loan into shares of a newly created Series C Preferred Stock (the Series C Preferred Stock) at a conversion price of $10.00 per share and shares of Common Stock at a conversion rate of $0.031 per share (subject to adjustment as provided in the Note). The Series C Preferred Stock has a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the Series B Preferred Stock with respect to liquidation. Upon conversion, the holders of the Series C Preferred Stock have limited and specified voting rights and a conditional right to elect one director. Upon conversion of the Loan, the Company will issue to Tulip a warrant granting Tulip the right to purchase up to 22,540,983 shares of Common Stock at a price of $0.122 per share.

The Company’s ability to repay its accounts payable and other outstanding indebtedness and the Company’s ability to maintain sufficient liquidity to continue its operations is significantly dependent upon its ability to generate sufficient sales in the third and fourth quarters of 2008 and beyond further supplemented by the Company’s ability to attract additional investment. The Company continues to work with its existing investors to obtain further debt or equity funding that will provide longer term liquidity.

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

Cash and cash equivalents - Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Concentration of Credit Risks - The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the period ended June 30, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company’s accounts are held at financial institutions with the highest credit ratings.

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

5. Supplemental Balance Sheet Information

Other Assets

Other assets consist of the following items ($000’s):

	June 30, 2008	December 31, 2007
Other assets
Long-term receivables	$418	$223
Deferred development costs	104	105
Deferred acquisition costs	-	96
Deferred costs - major projects	238	-
Deposits	862	-
Total other assets	$1,622	$424

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

On February 28, 2008, the Company and Silicon Valley Bank (SVB) entered into a Loan and Security Agreement (Loan Agreement) pursuant to which the SVB agreed to make available to the Company advances under a revolving line of credit up to $3.000 million. On May 2, 2008, GPSI and Silicon Valley Bank (SVB) entered into an amendment to the Loan Agreement pursuant to which SVB agreed to make available to the Company advances under a revolving line of credit up to $6.5 million, an increase of $3.5 million from the existing Loan Agreement. At June 30, 2008, the Company has drawn $6.500 million on the line of credit. The Loan Agreement terminates in February 2010 at which time all advances and unpaid interest are due. The principal amount outstanding accrues interest at a floating rate per annum of the greater of 1% above the prime rate or 6%, with interest payable monthly. $1.500 million of the obligations of the Company under the Loan Agreement are guaranteed by Douglas Wood, the Company’s interim Chief Executive Officer, member of the board of directors and a shareholder. On March 30, 2008, Douglas Wood passed away. On his passing, the Company triggered an event of default in the Loan Agreement whereby the bank could demand repayment of $1.500 million secured by Mr. Wood. SVB is currently forbearing such demand as it negotiates with the estate of Mr. Wood. The obligations of the Company under the Loan Agreement are also secured by a first priority security interest (subject to permitted liens) on the assets of the Company, and certificates of deposit in the principal amount of $5.000 million provided by Great White Shark Enterprises and Hansen, Inc. As consideration for GWSE pledging the security, the Company and GWSE have entered a Facility Fee Agreement whereby the Company agrees to pay to GWSE all fees and other amounts payable under the Loan Agreements including a facility fee equal to the difference between the interest yield earned on all the certificates of deposit purchased by GWSE and pledged to SVB pursuant to the Pledge Agreement and 7%, such that GWSE receives a net annual interest rate of 7%. The Facility Fee accrues monthly and is payable quarterly beginning July 31, 2008.The Loan Agreement provides for customary covenants. On March 31, 2008, the Company used $1.500 million of the Loan Agreement to repay a credit facility from HSBC Bank which was secured by a letter of credit from Hansen, Inc.

The Company’s 100% wholly owned subsidiary, GPSI Europe (formerly Golf Academies Limited and Direct Golf Services) has an overdraft facility with their bank comprised of both a Sterling overdraft, a Euro overdraft and a USD overdraft with a combined limit of £35 thousand (an amount equivalent to $70 thousand USD at June 30, 2008). As of June 30, 2008, GPSI Europe had drawn £62 thousand (an amount equivalent to $124 thousand USD) on this facility. The Company was able to draw funds above their limit provided the net of all their accounts with bank are below the overdraft limit. The bank may at anytime demand repayment as such amounts owing have been classified as current liabilities. Interest is to be charged at the rate of 3.75% per annum over the bank’s base rate as published from time to time. The facility is secured by a debenture comprising fixed and floating charges over all the assets and undertaking of GPSI Europe and personal guarantee limited to £15 thousand   (an amount equivalent to $30 thousand USD at June 30, 2008) given by GPSI Europe’s board of directors.

As part of the Company’s acquisition of Golf Academies (now part of GPSI Europe), the Company assumed current liabilities which included a small firm's loan. At June 30, 2008, the balance of the loan was $nil as all principal and interest were repaid during the three and six months ended June 30, 2008.

Short-Term Loans

As of June 30, 2008, the Company has $3.078 million owing on short term notes. These notes consist of the following:

a)
Secured promissory notes with a balance of $254 thousand outstanding at June 30, 2008 ($nil at December 31, 2007). These notes were entered into pursuant to the UpLink Asset Purchase Agreement. They bear interest ranging from prime plus 1% to 18% per annum with principal and interest due in six equal monthly installments beginning January 31, 2008 and fully repayable by June 30, 2008. These notes were fully repaid on July 7, 2008.

b)
Purchase order financing whereby the Company has entered into agreements with several entities and individuals to provide purchase order financing on confirmed sales orders. Amounts advanced at June 30, 2008 are $1.252 million ($1.520 million at December 31, 2007). The Company pays interest ranging from 12% to 18% per annum for the period of these advances.

c)
Short-term loan for $1.572 million at June 30, 2008 ($1.572 million at December 31, 2007) from Douglas Wood, the Company’s former interim Chief Executive Officer, board of director member and a shareholder who passed away on March 30, 2008. This loan is repayable on demand and bears interest at 8% per annum.

Non-negotiable Convertible Promissory Note

On June 16, 2008, the Company entered into an agreement with Tulip Group Investments Limited pursuant to which Tulip loaned to the Company $5.500 million pursuant to a Non-negotiable Convertible Promissory Note. The Tulip Agreement and the Note have an effective date of June 12, 2008. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued unpaid interest is payable on June 12, 2011 (the Maturity Date). The Note is secured by a lien on the assets of the Company which lien is subordinate to the lien of Silicon Valley Bank and certain other secured creditors but on parity with the lien in favor of Great White Shark Enterprises LLC, the Estate of Douglas Wood and Hansen, Inc. At any time prior to the Maturity Date, Tulip has the right to convert all or a portion of the Loan into shares of a newly created Series C Preferred Stock at a conversion price of $10.00 per share and shares of Common Stock at a conversion rate of $0.031 per share (subject to adjustment as provided in the Note). The Series C Preferred Stock has a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the Series B Preferred Stock with respect to liquidation. Upon conversion, the holders of the Series C Preferred Stock have limited and specified voting rights and a conditional right to elect one director. Upon conversion of the Loan, the Company will issue to Tulip a warrant granting Tulip the right to purchase up to 22,540,983 shares of Common Stock at a price of $0.122 per share. As part of the transaction, Tulip entered into a Purchase Option Agreement on June 16, 2008 with Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company and Great White Shark Enterprises, a stockholder of the Company who has appointed a member of the Company's Board of Directors, pursuant to which Tulip was granted the exclusive right and option to purchase shares of the Company’s Common Stock, Series B Preferred Stock and warrants to purchase shares of Common Stock from Leisurecorp and Great White Shark Enterprises.

The Certificate of Designation of the Company's Series B Convertible Preferred Stock contains provisions lowering the applicable conversion price thereof (on a weighted average basis) in the case of certain issuances of derivative securities where the conversion price of such securities is lower than the conversion price of the Series B Preferred Stock. The Non-Negotiable Convertible Promissory Note issued to Tulip Group Investments, Limited permits the holder to convert all or any portion of the Note into, inter alia, shares of the Company's Common Stock at a conversion price lower than the Series B conversion price. Accordingly, the Company may be required to adjust the conversion price of the Series B Preferred Stock in the absence of a waiver from the holders thereof. The adjusted conversion price, if applicable, is $0.057.

Acquisition of Optimal Golf Solutions, Inc.

On November 19, 2004 the Company acquired 100% of the common shares of Optimal Golf Solutions, Inc. (Optimal), a Texas corporation for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable by a combination of cash and stock. In January 2007 the Company paid $807 thousand cash and issued 30.392 million shares to satisfy the remaining liability for the purchase. Full satisfaction of this liability will depend on the Optimal shareholders receiving sufficient funds from the sale of the issued shares, which equates to $0.054 per share issued, to pay down the remaining liability in full. Assuming that the remaining shares are sold at the market price of the Company's stock at June 30, 2008, the remaining liability would not be satisfied in full from the sale of the shares issued. Therefore, during the period ended June 30, 2008, the Company recorded an additional $669 thousand in liability offset by a decrease in paid-in capital associated with the Optimal acquisition due to the decrease in the stock price below $0.054 to $0.032 on June 30, 2008.

6. Related Party Transactions

On November 5, 2007, the Company entered into a contract with Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, to design, supply, deliver and install a Wi-Fi network and GPS management system for a golf estates project in Dubai. The contract calls for payments from Leisurecorp LLC in excess of $2.000 million upon achievement of specific milestones as defined in the contract. On June 29, 2008, the Company and Leisurecorp LLC have extended this contract with an extra scope of work worth approximately $4.9 million. The extended contract is to deliver four separate and distinct solutions to the customer, a utilities management application, an asset tracking solution, an amenities management system and an eCommunity Management system. This transaction is in the normal course of operations and will be measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. No amounts for this transaction have been recognized in the Company’s results of operations for the six months ended June 30, 2008. On April 10, 2008, Leisurecorp LLC advanced the Company $477 thousand against the contract between the two parties. These funds were advanced so the Company could meet its immediate working capital requirements and are included in the current portion of deferred revenue.

On November 16, 2007, the Company engaged a third party to provide financial and management consulting services. For the six month period ended June 30, 2008, the Company made payments to this third party consultant in the amount of $510 thousand. During this period, the Company was reimbursed by Leisurecorp LLC an amount of $350 thousand for these costs. The Company recorded the recovery of the consulting services costs from Leisurecorp LLC as an offset to consulting services expense included in Selling, general & administrative operating expenses in the Company’s results of operations for the six months ended June 30, 2008.

During the three and six month periods ended June 30, 2008, Leisurecorp LLC provided legal and professional services for the sourcing and evaluation of business and financing opportunities in the United Arab Emirates including but not limited to the negotiation and obtaining of additional financing for the Company as well as securing new GPS system sales. The Company has recorded an expense of $820 thousand for these services in its results of operations for the three and six months ended June 30, 2008.

As of June 30, 2008, the Company owed approximately $2.326 thousand to the estate of Doug Wood and the Wood Family Trust. This amount includes $62 thousand recorded as interest expense during the six months ended June 30, 2008. Interest is payable at 8% per annum. This interest was earned on loans provided to the Company by Mr. Wood. Prior to his passing, Mr. Wood was the Company’s Chief Executive Officer and Chairman of the Board.

For the six months ended June 30, 2008, the Company has recorded $22 thousand in interest expense due to Great White Shark Enterprises for interest on balances owing to Great White Shark Enterprises. The Company also recorded $27 thousand in facility fees due to Great White Shark Enterprises per terms of the Facility Fee Agreement between the Company and Great White Shark Enterprises whereby the Company agreed to pay to Great White Shark Enterprises a facility fee equal to the difference between the interest yield earned on all the certificates of deposit purchased by Great White Shark Enterprises and pledged to Silicon Valley Bank and 7%. Great White Shark Enterprises is a stockholder of the Company and has appointed a member of the Company's Board of Directors. Included in accounts payable and accrued liabilities at June 30, 2008 is $1.241 million due to Great White Shark Enterprises.

At June 30, 2008, the Company had received $300 thousand deposit from GPSI Asia, Ltd., a company which GPS Industries owns 17.5%. This deposit was pursuant to a Master Supply Agreement for China between the Company and GPSI Asia, Ltd. The Master Supply Agreement for China provides the terms for the Company to sell approximately 15 Inforemer GPS Golf Systems to GPSI Asia, Ltd.

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

On February 5, 2007, David Stratton filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. On March 20, 2008 the Company and David Stratton agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay Mr. Stratton an amount of $83 thousand to resolve the matter. At June 30, 2008, all amounts due to Mr. Stratton concerning this matter have been paid.

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

On October 29, 2007, Optimal I.P.. Holdings, L.P. initiated arbitration proceedings against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association over the dispute and further denying all material allegations of the demand. On May 25, 2008, the arbitrator ruled that the AAA did not have jurisdiction over the arbitration proceeding and dismissed the proceeding.

The Company may occasionally become subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of any disputes that may arise, and the Company cannot predict whether any liability arising from claims and litigation will be material in relation to the consolidated financial position or results of operations.

8. Subsequent Events

On July 7, 2008, Charles Huston and Daryl Cornish filed a lawsuit in state court in Texas alleging, among other things, breach of the Stock Purchase Agreement, as amended, relating to the purchase by the Company of the capital stock of Optimal Golf Solutions, Inc (which is the owner of US patent 5,364,093 patent). The Complaint seeks recession of the Stock Purchase Agreement, attorneys' fees and damages (including punitive damages). The Company disputes the allegations in the Complaint. The Company is in settlement discussions with the plaintiffs although no assurance can be given that these discussions will be successful.

On July 9, 2008, Optimal I.P. Holdings, L.P. initiated arbitration proceedings in Chicago, Illinois against the Company alleging breach of a Patent License Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. The Comany denies all material allegations of the arbitration demand, and further believes that the AAA does not have jurisdiction over the arbitration proceeding. The parties have discussed a resolution of the matter and the proceeding has been stayed pending completion of those discussions.

On July 16, 2008, the Company, filed suit for patent infringement in the United States District Court for the Northern District of Illinois against ProLink Holdings Corp., ProLink Solutions, LLC, ABC National Television Sales, Inc., and LinksCorp, Inc. The suit alleges infringement of U.S. Patent No. 5,685,786, which relates to on-screen display of centrally transmitted advertising and tournament standings information. The Company has also asserted U.S. Patent No. 5,438,518, which relates to the Company’s position-based hole advance and screen scrolling technology. The Complaint also alleges that the ProLink companies have made false representations in the marketplace and in connection with financing activities that they own rights in the ‘518 patent, when in fact they hold no interest in the patent are not authorized to utilize the technology it covers.

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

RESTATEMENT OF CONSOLIDATED 2007 QUARTERLY COMPARATIVE RESULTS

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in 1st, 2nd and 3rd quarters of 2007, the company determined that it had incorrectly accounted for the related revenues, cost of goods sold, course assets, accrued liabilities and deferred revenues. Accordingly, the Company announced on April 15, 2008 that previously filed quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007, August 14, 2007 and November 19, 2007 (the “Original Filings”), should no longer be relied upon. The Company’s consolidated financial statements presented in this report as at and for the period ended June 30, 2007 reflects these restatements.

Effect on Financial Statements:

The following table summarizes the impact on the quarterly results for the period ($000s) (unaudited):

Restatement of Financial Results for the three and six month’s ended June 30, 2007 and financial position at June 30, 2007

Increase (decrease)

	Three Months Ended	Three Months Ended	Six Months Ended
Condensed statement of operations:	March 31, 2007	June 30, 2007	June 30, 2007
Revenue	$(164)	$(1,454)	$(1,618)
Expense	148	(1,031)	(883)
Operating income	$(312)	$(423)	$(735)
Condensed balance sheets:
Assets	$-	$(218)	$(218)
Liabilities	312	205	517
Accumulated deficit	(312)	(423)	(735)

The primary basis for the corrections is as follows:

•
To reverse revenue and cost of sales previously recognized during the quarter for system sales whereby GPSI has guaranteed the differential between the customers lease payments to its financier and the amount the customer receives from golf courses under rental contracts. Cost of sales for these sales have been set-up on the Company’s balance sheet as assets and are being amortized over the life of the golf courses rental contracts. Proceeds received on these sales have been set-up as deferred revenue on the Company’s balance sheet and are being recognized as revenue as the golf courses make their rental payments; and

•
To recognize a further performance obligation whereby GPSI had sold the HDX Inforemer System to the customer, was unable to deliver and instead provided the HD Inforemer system. This created a further obligation to deliver the HDX when available. Additionally, the Company failed to recognize expense for 1st year warranty and service costs on sales during the period.

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

On January 18, 2008, the Company acquired the operations, assets and assumed certain liabilities of UpLink Corporation (UpLink), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In consideration for the net assets acquired, the Company paid approximately $11.837 million including secured promissory notes of $1.521 million, 142.100 million Common Shares valued at $7.814 million, Series B Preferred Shares with a par value of $1.200 million, 4.918 million common stock warrants at an exercise price of $0.122 per share valued at $219 thousand and the extinguishment of $1.083 million of intercompany loans. The net assets acquired consisted of total assets of approximately $21.240 million less approximately $9.403 million in assumed liabilities.

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

Our significant accounting policies are summarized in Note 4 of our consolidated financial statements for the period ended June 30, 2008.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 vs. Three and Six Months Ended June 30, 2007

Revenue - Revenue during these two periods was comprised of (i) sales generated from our GPS system products,(ii) service contract fees we received in connection with the GPS system sales, (iii) fees we received from certain programs such as advertising , (iv) patent license fees received by us for the right to use certain of our patented technologies, and (v) revenues generated from the completion of milestones by our Major Projects division.

The Major Projects division, which generated revenues during the year ended December 31, 2007 for providing GPS tracking advisory and design services and Wi-Fi Network design services to our customers, did not generate any revenue for the three and six month periods ending June 30, 2008 and 2007. This was a result of no significant deliverable, in the long-term contract with our customers, being due or being completed during this period.

For the three and six month periods ended June 30, 2008, the Company recorded revenues from its wholly owned subsidiary GPSI Europe (formerly Golf Academies Limited and Direct Golf Services) and revenues from the newly acquired operations and assets of UpLink Corporation for which no revenues were reported during the same three and six month periods in 2007. GPSI Europe generates revenues through the rental of GPS systems, operation of the hole-in-one program Fire At the Flag (TM) and GPS system sales throughout the United Kingdom, Europe, South Africa and the Middle East. The prior UpLink related operations generated revenues through the sale, rental and leasing of GPS systems, service maintenance contracts and parts sales and repair service activities throughout North America.

For the three months ended June 30, 2008, we recorded total revenue of $ 4.564 million, compared to $2.215 million during the three months ended June 30, 2007. This increase in revenue is attributable to an increase in 18-hole equivalent sales during the period, a significantly higher average selling price per 18-hole equivalent system and the results of the Company’s recent acquisitions of GPSI Europe and the operations and assets of UpLink Corporation. For the six months ended June 30, 2008, we recorded total revenue of $7.230 million, compared to $4.308 million during the same period in 2007. This increase was due to a higher average selling price per 18-hole equivalents as the actual number of 18-hole equivalent sales was only marginally higher than in the prior year and the leasing/rental programs and service and maintenance contract revenues generated by GPSI Europe and from the operations and assets of UpLink Corporation. During the period, the Company successfully completed its single largest installation to date which was a four course 18-hole equivalent installation for one of North America’s premier golf resort destinations.

Patent license revenue earned by GPSI in the three and six months ended June 30, 2008 was $127 thousand and $254 thousand respectively compared to $199 thousand and $397 thousand during the same periods in 2007. The decrease is due to the elimination of intercompany revenues resulting from the UpLink operations and asset purchase.

Cost of Goods Sold - Cost of goods sold represent the costs associated with the production of our products and the installation costs of delivering and installing our equipment at our customers' sites which often include costs of third party services we incur in the installation of systems that we sell to our customers. Cost of goods sold also includes the appropriate percentage of costs associated with the completion of terms of contracts undertaken by the Major Projects division. No costs, associated with the completion of terms of contracts undertaken by the Major Projects division, were included in cost of goods sold for the three or six months ended June 30, 2008 as no terms or deliverables were due or completed during the period. Costs of goods sold, on a dollar basis, increased in the three and six month periods ended June 30, 2008 due to increased revenues. As a percentage of revenue, cost of goods sold decreased in both the three and six month periods ended June 30, 2008. For the six month period they decreased from 80% in 2007 to 77% in 2008. Reduction of cost of goods sold as a percentage of revenue is a key target for the Company and significant effort was been expended during the second quarter of 2008 to reduce these costs. Management anticipates seeing further reductions during the third and fourth quarters of 2008.

Selling, General and Administrative Expenses  - Selling, general and administrative expenses increased to $3.730 million and $5.956 million for the three month and six month periods ended June 30, 2008 respectively. This represents a $2.019 million and $2.044 million increase over the same periods in the prior year. The increase was due to the inclusion of the results of operations of GPSI Europe and UpLink Corporation during the 2008 period but not 2007 as these acquisition transactions occurred in late 2007 and early 2008. Nonetheless, the increase was significantly less than the combined entities expenses prior to the acquisition due to reductions in all aspects of the operations. During both the three and six month period ended June 30, 2008, the Company has taken several one time charges associated with the restructuring activities. These one time charges involved the downsizing of current operations and the costs associated with the rescission of the “Golf IT” Asset Purchase Agreement. Included in these charges were severance payments, consulting services and legal services. In the three months ended June 30, 2008, these charges included $965 thousand for consulting services. Of these costs, $820 thousand represent fees charged by Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, for providing both review and analysis of the Company’s operations and financials, legal and other services in relation to new debt financing obtained by the Company and arrangement and sourcing of significant business opportunities in the UAE for the Company. In addition, the Company incurred significant legal costs relating to its defense of a patent infringement lawsuit brought by ProLink Holdings. For both the six month ended June 30, the Company has significantly reduced costs in the areas of advertising and promotion, office expenses, stock option compensation and commissions. Commissions have been reduced as a result of the expiration of our marketing agreement with Great White Shark Enterprises. A new agreement is currently under negotiation. These cost savings were offset by higher personnel related costs and higher rent. Personnel related costs, in 2007, had not increased significantly until the second and third quarters of 2007. The Company spent the fourth quarter of 2007 and early part of the first quarter of 2008 establishing what it believes is the appropriate staffing levels for this area of the business to function effectively under current circumstances.

Research and Development Expenses  - Research and development expenses for the three and six month periods ended June 30, 2008 decreased by $18 thousand and $533 thousand respectively. During the first six months of 2007, the Company incurred significant product development costs for the development of the next generation of the Inforemer product, which was subsequently introduced to the market during the first quarter of 2008. In addition, the Company recognized product development cost recoveries per a development agreement between the Company and one of its strategic development partners during the 2008 period. These lower expenses were offset by an increase in personnel related costs due to the acquisition of the operations of UpLink Corporation.

Amortization of Intellectual Property  - This expense is primarily due to the amortization of the Company’s acquired patents. Secondarily, it also includes the depreciation of the Company’s property and equipment. Depreciation and amortization increased from $104 thousand for the three month period ended June 30, 2007 to $598 thousand for the three month period ended June 30, 2008. For the six month period ended June 30, 2008 it increased from $196 thousand to $1.151 million. 75% of the expense during the first two quarters in 2008 is attributable to patent amortization. The increase is a result of the amortization of the estimated fair value assigned to the assets acquired as part of the UpLink and GPSI Europe transactions including certain patents, fixed assets and goodwill. All patents are being amortized over the remaining life of the patents.

Loss from Operations - The Company’s loss from operations increased in both the three and six month periods ended June 30, 2008. The three month loss increased from $1.745 million in 2007 to $3.559 million in 2008 and the six month loss increased from $4.742 million to $6.420 million. The increase in loss from operations for both the three and six months ended June 30, 208 was due to increased operating expenses offset slightly by an improvement in gross margin. Higher operating expenses during the six months ended June 30, 2008 were due to $955 thousand increase in amortization of intellectual property, a $2.044 million increase in selling, general and administrative expenses offset by a $533 thousand decrease in research and development expenses.

Finance Costs - Finance costs for the three months ended June 30, 2008 are $10 thousand higher than during the period in 2007 due to facility fees due to Great White Shark Enterprises per terms of the Facility Fee Agreement between the Company and Great White Shark Enterprises whereby the Company agrees to pay to Great White Shark Enterprises a facility fee equal to the difference between the interest yield earned on all the certificates of deposit purchased by Great White Shark Enterprises and pledged to Silicon Valley Bank and 7%. Finance costs for the six months ended June 30, 2008 are in line with the same period in the prior year due to the Great White Shark Enterprises facility fees offset by a reduction in the number of warrants issued in the current six month fiscal period.

Interest Expense - Interest expense increased by $245 thousand and $205 thousand respectively during the three and six month periods ended June 30, 2008 compared to the same three and six month period in 2007. The increase in both periods in 2008 is due to the significant increase in interest-bearing debt obtained by the Company during 2008. The Company has obtained a $6.5 million line of credit with Silicon Valley Bank which represents a $3.5 million increase over its previous line of credit and the Company has borrowed $5.5 million by of way of a Non-negotiable Convertible Promissory Note.

Loss on Foreign Exchange - During the three months ended June 30, 2008 the Company incurred a currency exchange loss of $16 thousand. For the six months ended June 30, 2008 we incurred a currency exchange gain of $142 thousand which represents an increase of $131 thousand over the same period in the prior year. The significant increase in our gain on foreign exchange is due to the fact that most of our revenues are collected in U.S. dollars, and many of our expenses are paid in Canadian dollars. Therefore we are subject to currency fluctuation risks. During the six month period ended June 30, 2008, the value of the U.S. dollar increased compared to the Canadian dollar, thereby causing us to record a substantial gain on our currency exchange.

Gain/(Loss) on Extinguishment of Debt - The Company recorded a gain on extinguishment of debt of $13 thousand and $33 thousand for the three and six months ended June 30, 2008 respectively. Both these gains represent an increase over the same periods in the prior year as the Company recorded a loss on extinguishment of debt for both the three and six month periods ended June 30, 2007. The prior year losses were a result of the Company settling debt through issuance of the Company’s stock to the debt holders at a discount to the market price of the Company’s stock at the time of issuance.

Net Loss - Net loss was $3.866 million and $6.815 million for the three and six months ended June 31, 2008 respectively compared to $14.564 million and $17.755 million for the three and six months ended June 30, 2007. The Company’s 2007 net loss for these periods was increased by a deemed preferred stock dividend of $12.500 million. No similar dividend was recorded during the 2008 periods. Excluding the deemed preferred stock dividend from the prior year net losses, current period net losses increased by $1.802 million and $1.560 million for the three and six month periods ended June 30, 2008. Net losses increased due to an increase in operating expenses partially offset by an increase in gross margins.

Liquidity And Capital Resources

To date, we have incurred significant losses from operations. As of June 30, 2008, we had a working capital deficit of $6.285 million. Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, (v) short-term loans, and (vi) non-negotiable convertible promissory notes made to us by our affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations. During the three months ended June 30, 2008, the Company did obtain two additional sources of funds. On May 2, 2008, the Company and Silicon Valley Bank entered into an amendment to a Loan and Security Agreement dated February 28, 2008 pursuant to which Silicon Valley Bank agreed to make available to the Company advances under a revolving line of credit up to $6.5 million, an increase of $3.5 million from the existing Loan Agreement. At June 30, 2008, the Company has drawn $6.500 million on the line of credit. On June 16, 2008, the Company entered into an agreement with Tulip Group Investments Limited pursuant to which Tulip loaned to the Company $5.500 million pursuant to a Non-negotiable Convertible Promissory Note. As a result of the additionally funding obtained during the second quarter of 2008, the Company’s working capital deficit has improved from the first quarter of 2008. Our ability to repay our accounts payable and other outstanding indebtedness, and our ability to maintain sufficient liquidity to continue our operations, is significantly dependent upon our ability to generate sufficient sales in the third and fourth quarters of 2008 and beyond, supplemented by the Company’s ability to attract additional investment. The Company continues to work with its existing investors to obtain further debt or equity funding that will provide longer term liquidity.

Effective January 18, 2008, the Company acquired the operations, assets and certain assumed liabilities of UpLink Corporation (UpLink), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In addition, due to the elimination of the intercompany loans and the increase in liabilities resulting from this transaction, the purchase may continue to negatively impact the Company’s on-going liquidity in 2008 as the Company incurs costs to integrate the acquired assets and to meet the settlement terms of the secured promissory notes.

In October 2007, we purchased Direct Golf Services, Inc. and Golf Academies Limited. Operations of these two businesses are being conducted through GPSI Europe (formerly Golf Academies Limited and Direct Gold Services). The additional overhead costs related to the operations of GPSI Europe negatively affect our liquidity.

Operating Activities - During the six months ended June 30, 2008, our operations utilized cash of $5.628 million as compared to $5.039 million during the same period in 2007. The increase in cash utilized in operations in the 2008 period as compared to the 2007 period was primarily a result of the increase in the loss from operations, adjusted for non-cash items and by negative changes to operating assets and liabilities.

Investing Activities - Net cash used in investing activities was $321 thousand and $2.016 thousand for the six months ended June 30, 2008 and 2007, respectively. In the 2008 period, investing activities consisted of the purchase of equipment and patents.

Financing Activities - Net cash provided by financing activities was $10.075 million for the 2008 six month period ended June 30, 2008, as compared to $2.101 million for the same period in 2007. Financing activities during the six months ended June 30, 2008 consisted of a $5.5 million loan pursuant to a Non-negotiable Convertible Promissory Note and receipt of bank loans offset by repayments of bank indebtedness and short-term loans.

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

As of the date of this report, The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a - 15(b). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information required to be included in periodic SEC filings.

As reported in Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed and reported on the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such evaluation, we have concluded that our internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of December 31, 2007.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of June 30, 2008:

•
The Company has engaged in a number of related-party transactions. Additionally, certain of the Company’s executive, directors and shareholders have outside business interests that could conflict with the priorities of the Company.

•	The Company has not widely circulated a code of ethics beyond the Company’s directors and officers, including the Company’s whistle blower policy.

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

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company. During the fourth quarter of 2007 and continuing in 2008, the Company has undertaken steps necessary to improve the control environment that include:

•	Hired new accounting and finance staff with experience and skills more appropriate for a publicly traded company.

•	The Company implemented a new accounting system to more effectively manage expenditures and analyze results against budgets and plans.

•
Engaged Deloitte Touche LLP to assist in the assessment, development and implementation of internal controls and business process documentation. The Company developed a top-down, risk based approach to SOX compliance that focuses on key controls and high risk areas.

•	The Company has hired a permanent Chief Executive Officer.

•	Initiation of a cascading sub-certification process among process owners and managers.

•
The Company reconstituted and enhanced the Board of Directors with the appointment of Tony Sole, CFO of Leisurecorp LLC, Declan Hogan, Senior IT Manager, Leisurecorp LLC and David Chessler, CEO of GPS Industries.

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

Changes in Internal Controls

During the six months ended June 30, 2008, the Company has continued taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We are working to eliminate the control weaknesses and deficiencies noted by strengthening management and by documenting and testing the control environment and process controls.

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

On February 5, 2007, David Stratton filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. On March 20, 2008 the Company and David Stratton agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay Mr. Stratton an amount of $83 thousand to resolve the matter. At June 30, 2008, all amounts due to Mr. Stratton concerning this matter have been paid.

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

On July 16, 2008, the Company, filed suit for patent infringement in the United States District Court for the Northern District of Illinois against ProLink Holdings Corp., ProLink Solutions, LLC, ABC National Television Sales, Inc., and LinksCorp, Inc. The suit alleges infringement of U.S. Patent No. 5,685,786, which relates to on-screen display of centrally transmitted advertising and tournament standings information. The Company has also asserted U.S. Patent No. 5,438,518, which relates to the Company’s position-based hole advance and screen scrolling technology. The Complaint also alleges that the ProLink companies have made false representations in the marketplace and in connection with financing activities that they own rights in the ‘518 patent, when in fact they hold no interest in the patent are not authorized to utilize the technology it covers.

On October 29, 2007, Optimal I.P.. Holdings, L.P. initiated arbitration proceedings against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association over the dispute and further denying all material allegations of the demand. On May 25, 2008, the arbitrator ruled that the AAA did not have jurisdiction over the arbitration proceeding and dismissed the proceeding.

On July 7, 2008, Charles Huston and Daryl Cornish filed a lawsuit in state court in Texas alleging, among other things, breach of the Stock Purchase Agreement, as amended, relating to the purchase by the Company of the capital stock of Optimal Golf Solutions, Inc (which is the owner of US patent 5,364,093 patent). The Complaint seeks recession of the Stock Purchase Agreement, attorneys' fees and damages (including punitive damages). The Company disputes the allegations in the Complaint. The Company is in settlement discussions with the plaintiffs although no assurance can be given that these discussions will be successful.

On July 9, 2008, Optimal I.P. Holdings, L.P. initiated arbitration proceedings in Chicago, Illinois against the Company alleging breach of a Patent License Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. The Comany denies all material allegations of the arbitration demand, and further believes that the AAA does not have jurisdiction over the arbitration proceeding. The parties have discussed a resolution of the matter and the proceeding has been stayed pending completion of those discussions.

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

Our future success is dependent upon our ability to attract and retain key management.

Effective August 31, 2008, the Company’s Chief Financial Officer has resigned. The Company has begun its search for a new Chief Financial Officer.

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

We are required to restate the 1st, 2nd and 3rd quarters of 2007. Management has evaluated the Company’s internal controls over financial reporting in light of the restatements and has identified groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2007 and June 30, 2008. See Item 8A in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission and Part I, Item 4 in this quarterly report on Form 10Q for Management’s discussion of these material weaknesses.

Although, GPSI has made progress towards Section 404 compliance, we are not able to conclude that our internal controls are effective or have we completed our Section 404 implementation. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. However, we can not assure you that we will be successful. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations. The costs incurred necessary to achieve compliance may be significant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

During the three and six month periods ended June 30, 2008, the Company completed the following transactions:

Non-negotiable Convertible Promissory Note: On June 16, the Company entered into an agreement with Tulip Group Investments Limited pursuant to which Tulip or its nominee loaned to the Company $5.500 million pursuant to a Non-negotiable Convertible Promissory Note. The principal amount and accrued unpaid interest is payable on June 12, 2011 (the Maturity Date). At any time prior to the Maturity Date, Tulip has the right to convert all or a portion of the Loan into shares of a newly created Series C Preferred Stock at a conversion price of $10.00 per share and shares of Common Stock at a conversion rate of $0.31 per share (subject to adjustment as provided in the Note). The Series C Preferred Stock has a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the Series B Preferred Stock with respect to liquidation. The holders of the Series C Preferred Stock have limited and specified voting rights and a conditional right to elect one director. Upon conversion of the Loan, the Company will issue to Tulip a warrant granting Tulip the right to purchase up to 22,540,983 shares of Common Stock at a price of $0.122 per share.

The Certificate of Designation of the Company's Series B Convertible Preferred Stock contains provisions lowering the applicable conversion price thereof (on a weighted average basis) in the case of certain issuances of derivative securities where the conversion price of such securities is lower than the conversion price of the Series B Preferred Stock. The Non-Negotiable Convertible Promissory Note issued to Tulip Group Investments, Limited permits the holder to convert all or any portion of the Note into, inter alia, shares of the Company's Common Stock at a conversion price lower than the Series B conversion price. Accordingly, the Company may be required to adjust the conversion price of the Series B Preferred Stock in the absence of a waiver from the holders thereof. The adjusted conversion price, if applicable, is $0.057.

Preferred Stock and Warrants : On January 18, 2008, the Company issued a total of 120 thousand shares of Series B Preferred Shares with a par value of $1.200 million and warrants to purchase up to 4.918 million shares of our common stock valued at $219 thousand. These Series B shares and warrants were issued as part of the consideration for the UpLink asset acquisition.

Common Stock :

The Company issued the following shares of common stock in the six months ended June 30, 2008:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Matters were submitted to a vote of our security holders during the three month period ended June 30, 2008.

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

GPS INDUSTRIES, INC.

Date: August 19, 2008	By:	/s/ DAVID CHESSLER
David Chessler
Chief Executive Officer

Date: August 19, 2008	By:	/s/ JOSEPH MILLER
Joseph Miller,
Chief Financial Officer