Form 10-Q
period 2008-09-30
GPS INDUSTRIES, INC.
filed 2008-11-14
CIK 29233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-30104

GPS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350120
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

1358 Fruitville Road, Suite 210 Sarasota, Florida	34236
(Address of principal executive offices)	(Zip Code)

(941) 364-8180
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On November 10, 2008, there were 542,499,653 shares of common stock issued and outstanding.

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

GPS INDUSTRIES, INC.
For the period ended September 30, 2008
FORM 10-Q

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

GPS INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(000's except per share data and number of shares)	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets

Current

Cash	$1,500	$1,488
Accounts receivable, net	1,508	1,493
Inventories	3,432	3,011
Short-term corporate loan	50	946
Prepaid expenses and other current assets	990	459
Total current assets	7,480	7,397

Property and equipment, net	1,034	829

GPS system assets under third party leases with recourse, net	2,521	617

Other assets	1,505	424

Patents/designs, net plus goodwill	17,543	2,723

	$30,083	$11,990

Liabilities and Stockholders' Deficit

Current liabilities

Short term debt	$4,549	$3,379
Short term deferred revenue	2,903	847
Accounts payable	5,513	5,078
Accrued liabilities	4,684	1,948
Current maturities of long-term debt	112	-
Total current liabilities	17,761	11,252

Long-term debt, net of current maturities	5,109	-
Convertible promissory note, net of debt discount (unamortized debt discount $913)	4,587	-
Deferred revenue	4,931	1,252

Total liabilities	32,388	12,504

Stockholders' deficit
Series B Convertible Preferred Shares, $10 par value, 4,000,000
authorized, 3,244,089 and 3,124,089 issued and outstanding respectively	32,441	31,241
Class A common stock, $.001 par value, 1,600,000,000 authorized
542,499,653 and 399,203,369 issued and outstanding respectively	543	399
Accumulated other comprehensive income	722	722
Additional paid-in capital	78,179	70,052
Accumulated deficit	(114,190)	(102,928)

Total Stockholder's Deficit	(2,305)	(514)

	$30,083	$11,990

See accompanying notes to these unaudited consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30	2008		2007
(000's except per share data and number of shares) (unaudited)			(restated)

Revenue		$12,023		$5,357

Cost of goods sold		10,635		4,325

Gross profit		1,388		1,032

Operating Expenses

Selling, general and administrative expenses		8,691		5,602
Research and development		1,373		2,863
Amortization of intellectual property		1,781		347
		11,845		8,812
Loss Before Other Income (Expense)		(10,457)		(7,780)

Other Income (Expense)

Finance costs		(107)		(79)
Interest expense		(1,020)		(443)
Gain/(Loss) on foreign exchange		291		(416)
Gain/(Loss) on extinguishment of debt		31		(31)
		(805)		(969)

Net Loss Before Deemed Preferred Stock Dividend	$	(11,262)	$	(8,749)

Deemed preferred stock dividend		-		(12,500)
Net Loss	$	(11,262)	$	(21,249)

Loss per common share - basic and diluted
	$	(0.02)	$	(0.06)

Weighted average number of common shares outstanding -
basic and diluted		536,539,418		380,861,837

See accompanying notes to these unaudited consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30	2008		2007
(000's except per share data and number of shares) (unaudited)			(restated)

Revenue		$4,793		$1,050

Cost of goods sold		5,069		892

Gross (loss) profit		(276)		158

Operating Expenses

Selling, general and administrative expenses		2,736		1,689
Research and development		396		1,353
Amortization of intellectual property		630		151
		3,762		3,193
Loss Before Other Income (Expense)		(4,038)		(3,035)

Other Income (Expense)

Finance costs		(56)		(29)
Interest expense		(502)		(129)
Gain/(Loss) on foreign exchange		150		(427)
Gain on extinguishment of debt		-		128
		(408)		(457)
Net Loss	$	(4,446)	$	(3,492)

Loss per common share - basic and diluted
	$	(0.01)	$	(0.01)
Weighted average number of common shares outstanding -
basic and diluted		542,061,455		395,532,349

 See accompanying notes to these unaudited consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30	2008		2007
(000's except per share data and number of shares) (unaudited)			(restated)

Cash Flow From Operating Activities

Net loss from operations	$	(11,262)	$ (8,749)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization		3,022	347
Amortization of deferred compensation		-	169
(Gain)/Loss on extinguishment of debt		(31)	377
Expenses paid by issuance of stock		41	128
Expenses paid by issuance of stock options		-	65
Stock based compensation		68	-
Interest converted to stock		-	43
Writedown of inventory		1,266	-
Unrealized foreign exchange gains		(292)	-
Amortization of convertible debt discount		97	-
Amortization of finance costs		-	5

Changes in operating assets and liabilities:
Inventories		(898)	(2,158)
Accounts receivable		12	(533)
Prepaid expenses and deposits		(505)	(5)
Other assets		(220)	(364)
Accounts payable and accrued liabilities		58	2,683
Discontinued operations - accounts payable and accrued liabilities		-	(309)
Deferred revenue		246	1,737

Net Cash Used In Operating Activities		(8,398)	(6,564)

Cash Flow From Investing Activities
Purchase of property and equipment		(434)	(1,330)
Investment in Optimal Golf Solutions Inc.		-	(807)
Issued short-term corporate loan		(50)	(885)
Investment in patents		-	(45)

Net Cash Flow Used In Investing Activities		(484)	(3,067)
Changes in non-cash working capital related to investing activities		(997)	-
		(1,481)	(3,067)

Cash Flow From Financing Activities

Preferred Stock issued for cash (Net of costs)		-	11,169
Preferred Stock issued for debt		-	1,000
Subscription receivable - Preferred Stock		-	(4,000)
Proceeds (payments) - short term loans		(609)	-
Proceeds (payments) - convertible promissory loan		5,500	-
Proceeds (payments) - long term loans		5,000	(1,727)

Net Cash Flow Provided By Financing Activities		9,891	6,442
Changes in non-cash working capital related to financing activities		-	1,000
		9,891	7,442

Net Increase/(Decrease) In Cash		12	(2,189)

Cash, Beginning Of Period		1,488	2,196

Cash, End Of Period		$1,500	$7

Supplemental disclosure of cash flow information:
Cash paid for interest		$425	$443
Cash paid for taxes		$-	$22

Non-Cash Investing And Financing Activities

Common stock issued on conversion of convertible notes		$-	$-
Common stock issued to settle debt		$-	$715
Common stock issued in settlement of accounts payable		$24	$265
Deemed dividends on issuance of preferred stock		$-	$12,500
Common stock issued for investments		$8,034	$2,658
Preferred stock issued for investment		$1,200	$-

See accompanying notes to these unaudited consolidated financial statements

GPS Industries, Inc.

Notes to Consolidated Financial Statements

Nine months ended September 30, 2008 and 2007

(Amounts in thousands of dollars, except per share data)

(Unaudited)

1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of GPS Industries, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Business  - GPS Industries, Inc. (GPSI or the Company) is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations and residential community developments. With the development of the Inforemer HDX largely complete, GPSI is transitioning away from a research and development focus; however, GPSI will continue to dedicate resources to new opportunities where market potential and economics justify investment. GPSI’s primary business is the development, manufacture and sale of the Inforemer HDX mobile display units (“MDU”) in both cart mounted and hand held product lines along with the related infrastructure.   In late 2007, GPSI reorganized its various product offerings and divisions to more accurately reflect how GPSI manages its internal operations whereby Inforemedia, Wi Stream and Fire at the Flag are peripheral to the core Inforemer product and hence the management of these divisions have been integrated into its core Inforemer business. GPSI has offices in the United States, Canada and United Kingdom in order to focus on the geographic markets including North America, Europe and the Middle East with exclusive distributor arrangements covering Asia, South Africa, Australia and New Zealand. Business activities are divided between its Vancouver, Canada, Austin, Texas and Sarasota, Florida offices.

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

Restatement of 2007 Quarterly Comparative Consolidated Financial Statements (Unaudited)

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in the first three quarters of 2007, the Company determined that it had incorrectly accounted for the related revenues; cost of goods sold, course assets, accrued liabilities and deferred revenues. Therefore, the Company’s management, its Audit Committee and its Board of Directors determined that, the Company’s financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the SEC) on May 21, 2007, August 14, 2007 and November 19, 2007 should no longer be relied upon. The Company’s financial statements presented in this report for both the three and nine months ended September 30, 2007 reflects these restatements.

The following tables present selected consolidated statement of operations information for the three and nine months ended September 30, 2007 as previously reported and as restated ($000s, except per share data) (unaudited):

	Three Months Ended	Nine Months Ended
Period Ended September 30, 2007	30-Sep	30-Sep
	Reported	Reported
Total revenue	$989	$6,914
Total cost of goods sold	875	5,169
Gross margin	$114	$1,745
Operating expense	3,186	8,827
Loss from operations	$(3,072)	$(7,082)
Net loss	(3,529)	(20,551)

Basic and diluted loss per share	$(0.01)	$(0.05)

	Three Months Ended	Nine Months Ended
Period Ended September 30, 2007	30-Sep	30-Sep
	Adjustments [1]	Adjustments [2]
Total revenue	$61	$(1,557)
Total cost of goods sold	17	(844)
Gross margin (loss)	$44	$(713)
Operating expense	7	(15)
Income (loss) from operations	$37	$(698)
Net income (loss)	37	(698)

Basic and diluted loss per share	$-	$-

	Three Months Ended	Nine Months Ended
Period Ended September 30, 2007	30-Sep	30-Sep
	Restated	Restated
Total revenue	$1,050	$5,357
Total cost of goods sold	892	4,325
Gross margin	$158	$1,032
Operating expense	3,193	8,812
Loss from operations	$(3,035)	$(7,780)
Net loss	(3,492)	(21,249)

Basic and diluted loss per share	$(0.01)	$(0.06)

[1] The primary basis for the corrections during the three and nine months ended September 30, 2008 is to reverse revenue and cost of sales previously recognized during the quarter for system sales whereby GPSI has guaranteed the differential between the customers lease payments to its financier and the amount the customer receives from golf courses under rental contracts. Cost of sales for these sales have been set-up on the Company’s balance sheet as assets and are being amortized over the life of the golf courses rental contracts. Proceeds received on these sales have been set-up as deferred revenue on the Company’s balance sheet and are being recognized as revenue as the golf courses make their rental payments.

[2] Other adjustments, in addition to corrections for the three and nine months ended September 30, 2008, were to recognize a further performance obligation whereby GPSI had sold the HDX Inforemer System to the customer but was unable to deliver and instead provided the HD Inforemer system. This created a further obligation to deliver the HDX when available. Additionally, the Company failed to recognize expense for 1st year warranty and service costs on sales during the period.

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
(unaudited)
Assets Acquired
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

For the nine month period ended September 30, 2007,	GPSI	UpLin k	Adjustments		Proforma Combined
(000's except per share data and number of shares) (unaudited)	(restated)

Revenue	$5,357	$9,035	$(215	)(a)	$14,177

Cost of goods sold	4,325	5,954	(128	)(a)	10,151

Gross profit	$1,032	$3,081	$(87)		$4,026

Operating Expense
Selling, general and administrative	5,602	3,619	-		9,221
Research and development	2,863	868	-		3,731
Amortization of intellectual property	347	562	1,224	(b)	2,133
	$8,812	$5,049	$1,224		$15,085

Loss Before Other Income (Expense)	(7,780)	(1,968)	(1,311)		(11,059)

Other Income (Expense)	(969)	(352)	53	(a)	(1,268)

Net Loss Before Deemed Preferred Stock Dividend	$(8,749)	$(2,320)	$(1,258)		$(12,327)

Deemed preferred stock dividend	12,500	-	-		12,500

Net Loss	$(21,249)	$(2,320)	$(1,258)		$(24,827)

Net loss per common share, basic and diluted	$(0.06)		$(0.01)		$(0.05)
Weighted average common shares outstanding, basic and diluted	380,861,837		142,083,334	(c)	522,945,171

(a)	Elimination of inter-company revenues and expenses related to the settlement and acquisition of Patent Licenses by UpLink Corporation from GPSI

(b)
Amortization of the estimated amount of value ascribed to intangible assets and patents. For this purpose, it was assumed that approximately $8.150 million would be allocated under FASB Statement 141 to such assets. It was further estimated that the useful life of these acquired assets would approximate 5 years. As such, for the purpose of the pro forma presentation, we estimated amortization expense of $1.224 million for the nine month period ended September 30, 2007.

(c)	Adjustment to reflect shares issued on acquisition for the period presented as if acquisition happened at the beginning of period.

3. Going Concern

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at September 30, 2008 and December 31, 2007. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners. The Company's independent registered certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2007, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company’s operations currently do not generate sufficient cash to internally fund its working capital needs. Accordingly, to date, its operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of its common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, (v) short-term loans, and (vi) the issuance of non-negotiable convertible promissory notes made pursuant to loans by the Company’s affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations.

Two of the Company’s investors provided additional funding during the nine months ended September 30, 2008. Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, advanced the Company $477 thousand on April 10, 2008 and $477 thousand on August 19, 2008 against a contract between the two parties whereby the Company will design, supply, deliver and install a Wi-Fi network and GPS management system for a golf estates project in Dubai. These funds were advanced so the Company could meet its immediate working capital requirements. In addition, on May 2, 2008, GPSI and Silicon Valley Bank (SVB) entered into an amendment to a Loan and Security Agreement (Loan Agreement) dated February 28, 2008 pursuant to which SVB agreed to make available to the Company advances under a revolving line of credit up to $6.5 million, an increase of $3.5 million from the existing Loan Agreement. The increased obligations of the Company under the Loan Agreement are secured pursuant to a pledge by Great White Shark Enterprises LLC, a stockholder, of cash collateral in the form of certificates of deposit placed on deposit at SVB. At September 30, 2008 the Company had drawn the full amount of the $3.5 million increase. Subsequently in November 2008, the Company completed a transaction which has provided an increase in working capital of $2.337 million as the result of the conversion of certain current obligations into long term debt  (See Note 8, Subsequent Events).

The Company’s working capital position temporarily improved during the nine months ended September 30, 2008 as the Company, on June 16, 2008, entered into an agreement with Tulip Group Investments Limited where Tulip loaned to the Company $5.5 million pursuant to a Non-negotiable Convertible Promissory Note. The Tulip Agreement and the Note have an effective date of June 12, 2008. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued unpaid interest is payable on June 12, 2011 (the Maturity Date). The Note is secured by a lien on the assets of the Company which lien is subordinate to the lien of Silicon Valley Bank and certain other secured creditors but on parity with the lien in favor of Great White Shark Enterprises LLC, the Estate of Douglas Wood and Hansen, Inc. At any time prior to the Maturity Date, Tulip has the right to convert all or a portion of the Loan into shares of a newly created Series C Preferred Stock (the Series C Preferred Stock) at a conversion price of $10.00 per share and shares of Common Stock at a conversion rate of $0.031 per share (subject to adjustment as provided in the Note). The Series C Preferred Stock has a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the Series B Preferred Stock with respect to liquidation. Upon conversion, the holders of the Series C Preferred Stock have limited and specified voting rights and a conditional right to elect one director. Upon conversion of the Loan, the Company will issue to Tulip a warrant granting Tulip the right to purchase up to 22,540,983 shares of Common Stock at a price of $0.122 per share.

The Company’s ability to repay its accounts payable and other outstanding indebtedness and the Company’s ability to maintain sufficient liquidity to continue its operations is significantly dependent upon its ability to generate sufficient sales in the fourth quarter of 2008 and first quarter of 2009 and beyond further supplemented by the Company’s ability to attract additional investment. The Company continues to work with its existing investors to obtain further debt or equity funding that will provide longer term liquidity.

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

Concentration of Credit Risks - The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.   The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the period ended September 30, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company’s accounts are held at financial institutions with the highest credit ratings.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Company is currently evaluating the effects, if any, that SFAS No. 162 may have on its financial reporting.

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

5. Supplemental Balance Sheet Information

Inventories

Based on management’s review of inventory at September 30, 2008, the Company has written off $493 thousand in inventory that was determined to be obsolete or unusable due to damage or due to incompatibility with the Company’s current and future product offerings. Additionally, the Company recorded a $684 thousand allowance against inventory items such as GPS units that were returned to inventory as a result of being swapped out or returned from golf courses and overstocked items. These amounts were charged to cost of goods sold.

Other Assets

Other assets consist of the following items ($000’s):

	September 30, 2008	December 31, 2007
Other assets
Long-term receivables	$355	$223
Deferred development costs	139	105
Deferred acquisition costs	-	96
Deferred costs - major projects	149	-
Deposits	862	-
Total other assets	$1,505	$424

Bank Indebtedness

At December 31, 2007, the Company had borrowed $183 thousand under a line of credit with HSBC. The line of credit bore interest at prime plus 0.5%, and was repayable in full on demand and was secured by a one year standby bank letter of credit for $1.5 million that was provided by a third party, Hansen Inc. This standby letter of credit from Hansen Inc. expired on March 31, 2008 at which point the line of credit was removed. All funds borrowed under this line of credit were repaid at March 31, 2008.

On February 28, 2008, the Company and Silicon Valley Bank (SVB) entered into a Loan and Security Agreement (Loan Agreement) pursuant to which the SVB agreed to make available to the Company advances under a revolving line of credit up to $3 million. The obligations of the Company under the Loan Agreement are secured by a first priority security interest (subject to permitted liens) on the assets of the Company, and certificates of deposit in the principal amount of $1.5 million provided by Hansen, Inc. and $1.5 million of the obligation are guaranteed by Douglas Wood, the Company’s interim Chief Executive Officer, member of the board of directors and a stockholder. On March 30, 2008, Douglas Wood passed away. On his passing, the Company triggered an event of default in the Loan Agreement whereby the bank could demand repayment of $1.5 million secured by Mr. Wood. The Company and SVB entered into a forbearance agreement as SVB negotiates with the estate of Mr. Wood. This forbearance agreement expired on July 1, 2008 and no new forbearance agreement has been entered into. SVB is working with the Company to find a resolution that is satisfactory to all parties involved and has not demanded repayment of the $1.5 million but negotiations are in progress during which time SVB has requested the Company maintain a minimum amount of cash on deposit with SVB in the approximate amount of $750 thousand.

On May 2, 2008, GPSI and SVB entered into an amendment to the Loan Agreement pursuant to which SVB agreed to make available to the Company advances under a revolving line of credit up to $6.5 million, an increase of $3.5 million from the existing Loan Agreement. At September 30, 2008, the Company has drawn $6.5 million on the line of credit. The Loan Agreement terminates in February 2010 at which time all advances and unpaid interest are due. The principal amount outstanding accrues interest at a floating rate per annum of the greater of 1% above the prime rate or 6%, with interest payable monthly. The obligations of the Company under the Loan Agreement are also secured by a first priority security interest (subject to permitted liens) on the assets of the Company, and certificates of deposit in the principal amount of $5 million provided by Great White Shark Enterprises (GWSE) and Hansen, Inc. As consideration for GWSE pledging the security, the Company and GWSE have entered a Facility Fee Agreement whereby the Company agrees to pay to GWSE all fees and other amounts payable under the Loan Agreements including a facility fee equal to the difference between the interest yield earned on all the certificates of deposit purchased by GWSE and pledged to SVB pursuant to the Pledge Agreement and 7%, such that GWSE receives a net annual interest rate of 7%. The Facility Fee accrues monthly and is payable quarterly beginning July 31, 2008.The Loan Agreement provides for customary covenants. On March 31, 2008, the Company used $1.5 million of the Loan Agreement to repay a credit facility from HSBC Bank which was secured by a letter of credit from Hansen, Inc.

The Company’s 100% wholly owned subsidiary, GPSI Europe (formerly Golf Academies Limited and Direct Golf Services) has an overdraft facility with their bank comprised of both a Sterling overdraft, a Euro overdraft and a USD overdraft with a combined limit of £35 thousand (an amount equivalent to $70 thousand USD at September 30, 2008). As of September 30, 2008, GPSI Europe had drawn £128 thousand (an amount equivalent to $233 thousand USD) on this facility. The Company was able to draw funds above their limit provided the net of all their accounts with bank are below the overdraft limit. The bank may at anytime demand repayment as such amounts owing have been classified as current liabilities. Interest is to be charged at the rate of 3.75% per annum over the bank’s base rate as published from time to time. The facility is secured by a debenture comprising fixed and floating charges over all the assets and undertaking of GPSI Europe and personal guarantee limited to £15 thousand   (an amount equivalent to $30 thousand USD at September 30, 2008) given by GPSI Europe’s board of directors.

As part of the Company’s acquisition of Golf Academies (now part of GPSI Europe), the Company assumed current liabilities which included a small firm's loan. At September 30, 2008, the balance of the loan was $nil as all principal and interest were repaid during the nine months ended September 30, 2008.

Short-Term Loans

As of September 30, 2008, the Company has $4.549 million owing on short term notes. These notes consist of the following:

a)
Purchase order financing whereby the Company has entered into agreements with several entities and individuals to provide purchase order financing on confirmed sales orders. Amounts advanced at September 30, 2008 are $1.244 million ($1.520 million at December 31, 2007). The Company pays interest ranging from 12% to 18% per annum for the period of these advances.

b)
Short-term loan for $1.572 million at September 30, 2008 ($1.572 million at December 31, 2007) from Douglas Wood, the Company’s former interim Chief Executive Officer, board of director member and a stockholder who passed away on March 30, 2008. This loan is repayable on demand and bears interest at 8% per annum.

c)	$1.5 million advance under revolving line of credit with Silicon Valley Bank. This amount has been classified as current due to an event of default triggered by the passing of Doug Wood. Mr. Wood had provided a guarantee to Silicon Valley Bank for this obligation.

d)	$233thousand drawn on an overdraft facility by GPSI Europe.

Non-negotiable Convertible Promissory Note

On June 16, 2008, the Company entered into an agreement with Tulip Group Investments Limited (Tulip) pursuant to which Tulip loaned to the Company $5.5 million pursuant to a Non-negotiable Convertible Promissory Note. The Tulip Agreement and the Note have an effective date of June 12, 2008. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued unpaid interest is payable on June 12, 2011 (the Maturity Date). The Note is secured by a lien on the assets of the Company which lien is subordinate to the lien of Silicon Valley Bank and certain other secured creditors but on parity with the lien in favor of Great White Shark Enterprises LLC, the Estate of Douglas Wood and Hansen, Inc. At any time prior to the Maturity Date, Tulip has the right to convert all or a portion of the Loan into shares of a newly created Series C Preferred Stock at a conversion price of $10.00 per share and shares of Common Stock at a conversion rate of $0.031 per share (subject to adjustment as provided in the Note). The Series C Preferred Stock has a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the Series B Preferred Stock with respect to liquidation. Upon conversion, the holders of the Series C Preferred Stock have limited and specified voting rights and a conditional right to elect one director. Upon conversion of the Loan, the Company will issue to Tulip a warrant granting Tulip the right to purchase up to 22,540,983 shares of Common Stock at a price of $0.122 per share. As part of the transaction, Tulip entered into a Purchase Option Agreement on June 16, 2008 with Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company and Great White Shark Enterprises, a stockholder of the Company who has appointed a member of the Company's Board of Directors, pursuant to which Tulip was granted the exclusive right and option to purchase shares of the Company’s Common Stock, Series B Preferred Stock and warrants to purchase shares of Common Stock from Leisurecorp and Great White Shark Enterprises.

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

Acquisition of Optimal Golf Solutions, Inc.

On November 19, 2004 the Company acquired 100% of the common shares of Optimal Golf Solutions, Inc. (Optimal), a Texas corporation for a total of $5,250,000 plus interest of 4.75% on the principal balance outstanding payable by a combination of cash and stock. In January 2007 the Company paid $807 thousand cash and issued 30.392 million shares to satisfy the remaining liability for the purchase. Full satisfaction of this liability will depend on the Optimal shareholders receiving sufficient funds from the sale of the issued shares, which equates to $0.054 per share issued, to pay down the remaining liability in full. Assuming that the remaining shares are sold at the market price of the Company's stock at September 30, 2008, the remaining liability would not be satisfied in full from the sale of the shares issued. Therefore, during the period ended September 30, 2008, the Company recorded an additional $881 thousand in liability offset by a decrease in paid-in capital associated with the Optimal acquisition due to the decrease in the stock price below $0.054 to $0.025 on September 30, 2008.

6. Related Party Transactions

On November 5, 2007, the Company entered into a contract with Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, to design, supply, deliver and install a Wi-Fi network and GPS management system for a golf estates project in Dubai. The contract calls for payments from Leisurecorp LLC in excess of $2 million upon achievement of specific milestones as defined in the contract. On June 29, 2008, the Company and Leisurecorp LLC have extended this contract with an extra scope of work worth approximately $4.9 million. The extended contract is to deliver four separate and distinct solutions to the customer, a utilities management application, an asset tracking solution, an amenities management system and an eCommunity Management system. This transaction is in the normal course of operations and will be measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. During the three and nine months ended September 30, 2008, the Company recognized an amount of $305 thousand in revenue in the Company’s results of operations for the completion of a significant deliverable in this long-term contract. On April 10, 2008, Leisurecorp LLC advanced the Company $477 thousand and on August 19, 2008 Leisurecorp LLC advanced the Company an additional $477 thousand. Both theses advances were against the contract between the two parties. These funds were advanced so the Company could meet its immediate working capital requirements. At September 30, 2008 $700 thousand is included in the current portion of deferred revenue related to these advances.

On November 16, 2007, the Company engaged a third party to provide financial and management consulting services. For the nine month period ended September 30, 2008, the Company made payments to this third party consultant in the amount of $510 thousand. During this period, the Company was reimbursed by Leisurecorp LLC an amount of $350 thousand for these costs. The Company recorded the recovery of the consulting services costs from Leisurecorp LLC as an offset to consulting services expense included in Selling, general and administrative operating expenses in the Company’s results of operations for the nine months ended September 30, 2008.

During the nine month period ended September 30, 2008, Leisurecorp LLC provided legal and professional services for the sourcing and evaluation of business and financing opportunities in the United Arab Emirates including but not limited to the negotiation and obtaining of additional financing for the Company as well as securing new GPS system sales. The Company has recorded an expense of $820 thousand for these services in its results of operations for the nine months ended September 30, 2008.

As of September 30, 2008, the Company owed approximately $2.358 million to the estate of Doug Wood and the Wood Family Trust. This amount includes $94 thousand recorded as interest expense during the nine months ended September 30, 2008. Interest is payable at 8% per annum. This interest was earned on loans provided to the Company by Mr. Wood. Prior to his passing, Mr. Wood was the Company’s Chief Executive Officer and Chairman of the Board.

For the nine months ended September 30, 2008, the Company has recorded $34 thousand in interest expense due to Great White Shark Enterprises for interest on balances owing to Great White Shark Enterprises. The Company also recorded $71 thousand in facility fees due to Great White Shark Enterprises per terms of the Facility Fee Agreement between the Company and Great White Shark Enterprises whereby the Company agreed to pay to Great White Shark Enterprises a facility fee equal to the difference between the interest yield earned on all the certificates of deposit purchased by Great White Shark Enterprises and pledged to Silicon Valley Bank and 7%. Great White Shark Enterprises is a stockholder of the Company and has appointed a member of the Company's Board of Directors. Included in accounts payable and accrued liabilities at September 30, 2008 is $1.266 million due to Great White Shark Enterprises.

In the three and nine months ended September 30, 2008, the Company entered into several transactions with GPSI Asia, Ltd., a company which GPS Industries owns 17.5%. These transactions were in the normal course of operations and have been measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The Company paid GPSI Asia $60 thousand for consulting services performed during the period. These expenses have been recorded in operating expenses. The Company has recorded GPS system sales revenue in the amount of $300 thousand for GPS systems sold and delivered to GPSI Asia during the periods ending September 30, 2008. These GPS system sales were done under terms of a Master Supply Agreement between the Company and GPSI Asia, Ltd. In addition, the Company recorded $4 thousand in commission expense and $2 thousand in installation expense for work performed by GPSI Asia. The Company also prepaid, to GPSI Asia, $95 thousand for installation services performed in China which is recorded in prepaid expenses and other current assets in the Company’s balance sheet at September 30, 2008. Included in accounts payable and accrued liabilities at September 30, 2008 is $16 thousand due to GPSI Asia.

7. Legal Proceedings

On August 1, 2007, CCG Investor Relations, Inc. ("CCG"), filed a complaint against the Company, in the Los Angeles Superior Court for alleged breach of contract. CCG claims that the Company breached a consulting agreement by failing to pay monthly consulting fees. In May 2008, the Company and CCG agreed to terms of settlement of the dispute between the parties. The Company had agreed to pay CCG an amount of $25 thousand to resolve the matter but the Company failed to make payment per terms of the settlement and a judgment of $60 thousand has been entered upon the Company.

On February 5, 2007, David Stratton filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. On March 20, 2008 the Company and David Stratton agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay Mr. Stratton an amount of $83 thousand to resolve the matter. At September 30, 2008, all amounts due to Mr. Stratton concerning this matter have been paid.

On November 1, 2007, ProLink Holdings, a provider of GPS golf course management systems and on-course advertising, filed a patent infringement lawsuit against the Company and Uplink Corporation, a company that the Company has agreed to purchase. The compliant alleges that Uplink and one of its customers have infringed U.S. Patent No. 6,525,690, which is directed to a method of determining locations and distances using specific GPS-based methodologies. The complaint also charged Uplink with infringement of U.S. Patent No. 6,236,940 and 6,470,242 which relate to a monitor for displaying distances and other golf course information. The complaint further alleges that the Company and one of its customers have infringed the 6,525,690 patent and further seeks a declaratory judgment that ProLink has not infringed U.S. Patent No. 5,685,786 acquired by the Company as a result of the UpLink acquisition and that this patent is invalid. ProLink seeks injunctive relief and damages against the Company and Uplink, enhanced damages for alleged willful infringement and recover of ProLink’s attorneys’ fees and litigation costs. By virtue of the Asset Purchase Agreement between the Company and Uplink, as amended effective January 18, 2008, the Company has assumed any liability of Uplink and has agreed to defend and indemnify Uplink at the Company’s expense. In addition, the Company intends to indemnify and defend both its customer and Uplink’s customer in connection with the litigation. The Company intends to vigorously defend this lawsuit.

On October 29, 2007, Optimal I.P. Holdings, L.P. initiated arbitration proceedings against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association (AAA) over the dispute and further denying all material allegations of the demand. On May 25, 2008, the arbitrator ruled that the AAA did not have jurisdiction over the arbitration proceeding and dismissed the proceeding.

On July 9, 2008, Optimal I.P. Holdings, L.P. initiated arbitration proceedings in Chicago, Illinois against the Company alleging breach of a Patent License Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. The Company denies all material allegations of the arbitration demand, and further believes that the AAA does not have jurisdiction over the arbitration proceeding. The parties have discussed a resolution of the matter and the proceeding has been stayed pending completion of those discussions.

On July 7, 2008, Charles Huston and Daryl Cornish filed a lawsuit in state court in Texas alleging, among other things, breach of the Stock Purchase Agreement, as amended, relating to the purchase by the Company of the capital stock of Optimal Golf Solutions, Inc (which is the owner of US patent 5,364,093 patent). The Complaint seeks rescission of the Stock Purchase Agreement, attorneys' fees and damages (including punitive damages). The Company disputes the allegations in the Complaint. The Company is in settlement discussions with the plaintiffs although no assurance can be given that these discussions will be successful.

On July 16, 2008, the Company, filed suit for patent infringement in the United States District Court for the Northern District of Illinois against ProLink Holdings Corp., ProLink Solutions, LLC, ABC National Television Sales, Inc., and LinksCorp, Inc. The suit alleges infringement of U.S. Patent No. 5,685,786, which relates to on-screen display of centrally transmitted advertising and tournament standings information. The Company has also asserted U.S. Patent No. 5,438,518, which relates to the Company’s position-based hole advance and screen scrolling technology. The Complaint also alleges that the ProLink companies have made false representations in the marketplace and in connection with financing activities that they own rights in the ‘518 patent, when in fact they hold no interest in the patent and are not authorized to utilize the technology it covers.

In May 2008, Roblor Marketing Group, Inc filed suit against GPS Industries, Inc. for alleged patent infringement in U.S. District Court. The Company intends to vigorously defent this lawsuit.

The Company has been contacted by a legal representative of several software companies about the use of unauthorized copies of these company’s software products. The Company is currently in the process of reviewing this issue and any possible copyright violations. If the Company has violated software copyright laws it may be subject legal action.

The Company may occasionally become subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of any disputes that may arise, and the Company cannot predict whether any liability arising from claims and litigation will be material in relation to the consolidated financial position or results of operations.

8. Subsequent Events

On October 9, 2008, the Company received Notice of Acceleration and Demand for Immediate Payment and Documentation of balances due under CitiCapital Contracts. As of September 30, 2008, the amount of principal plus other charges due and owning under the Contracts was $209 thousand. This amount has been recorded in current liabilities in the Company’s balance sheet at September 30, 2008.

In November 2008, the Company and Silicon Valley Bank entered into a Forbearance and Second Amendment to Loan and Security Agreement. The agreement provides terms for which SVB will continue to forbear from filing any legal action or enforcing any rights and remedies it may have against the Company as a result of the event of default that occurred due to the death of Guarantor Doug Wood. Forbearance period is until November 30, 2008. The following amendments to the original Loan Document were also made:

•	The Company must maintain unrestricted cash of $750 thousand at all times
•	The revolving line is reduced to $3 million

In November 2008, the Company issued a 3 year promissory note in the amount of $2.337 million to Estate of Doug Wood for the settlement of current amounts due to the Estate that are included in current liabilities in the Company’s balance sheet at September 30, 2008. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued unpaid interest is payable on June 12, 2011 (the Maturity Date). The Note is secured by a lien on the assets of the Company which lien is subordinate to the lien of Silicon Valley Bank and certain other secured creditors.

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

RESTATEMENT OF CONSOLIDATED 2007 QUARTERLY COMPARATIVE RESULTS

As a result of an in-depth review of certain sales and installation agreements and course installations that occurred in 1st, 2nd and 3rd quarters of 2007, the company determined that it had incorrectly accounted for the related revenues, cost of goods sold, course assets, accrued liabilities and deferred revenues. Accordingly, the Company announced on April 15, 2008 that previously filed quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007, August 14, 2007 and November 19, 2007 (the “Original Filings”), should no longer be relied upon. The Company’s consolidated financial statements presented in this report as at and for the period ended September 30, 2007 reflects these restatements.

Effect on Financial Statements:

The following table summarizes the impact on the quarterly results for the period ($000s) (unaudited):

Restatement of Financial Results for the three and nine month’s ended September 30, 2007 and financial position at September 30, 2007

Increase (decrease)

	Quarter Ended	Quarter Ended	Quarter Ended	Nine Months Ended
	31-Mar-07	30-Jun-07	30-Sep-07	30-Sep-07
Condensed statement of operations:
Revenue	$(164)	$(1,454)	$61	$(1,557)
Expense	148	(1,031)	24	(859)
Operating income	$(312)	$(423)	$37	$(698)
Condensed balance sheets:
Assets	$-	$(218)	$996	$778
Liabilities	312	205	959	1,476
Accumulated deficit	(312)	(423)	37	(698)

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

Business activities are divided between our Vancouver, Canada, Austin, Texas and Sarasota, Florida offices.

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

Our significant accounting policies are summarized in Note 4 of our consolidated financial statements for the period ended September 30, 2008.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 vs. Three and Nine Months Ended September 30, 2007

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

The Major Projects division generated $311 thousand for the three and nine month periods ending September 30, 2008 in comparison to $301 thousand for the three and nine month periods ended 2007. This was a result of completion of a significant deliverable in the long-term contract with our customer to provide GPS tracking advisory and design services and Wi-Fi Network design services.

For the three and nine month periods ended September 30, 2008, the Company recorded revenues from its wholly owned subsidiary GPSI Europe (formerly Golf Academies Limited and Direct Golf Services) and revenues from the newly acquired operations and assets of UpLink Corporation for which no revenues were reported during the same three and nine month periods in 2007. GPSI Europe generates revenues through the rental of GPS systems, operation of the hole-in-one program Fire At the Flag (TM) and GPS system sales throughout the United Kingdom, Europe, South Africa and the Middle East. The prior UpLink related operations generated revenues through the sale, rental and leasing of GPS systems, service maintenance contracts and parts sales and repair service activities throughout North America.

For the three months ended September 30, 2008, we recorded total revenue of $ 4.793 million, compared to $1.050 million during the three months ended September 30, 2007. This increase in revenue is attributable to a significant increase in 18-hole equivalent sales during the period, a significantly higher average selling price per 18-hole equivalent system and the results of the Company’s recent acquisitions of GPSI Europe and the operations and assets of UpLink Corporation. For the nine months ended September 30, 2008, we recorded total revenue of $12.023 million, compared to $5.357 million during the same period in 2007. This increase was also due to both an increase in 18-hole equivalent sales and an increase in the higher average selling price per 18-hole equivalents and the leasing/rental programs and service and maintenance contract revenues generated by GPSI Europe and from the operations and assets of UpLink Corporation. During the third quarter, the Company surpassed the total number of 18-hole installations it completed in all of 2007.

Patent license revenue earned by GPSI in the three and nine months ended September 30, 2008 was $127 thousand and $381 thousand respectively compared to $199 thousand and $596 thousand during the same periods in 2007. The decrease is due to the elimination of intercompany revenues resulting from the UpLink operations and asset purchase.

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

During the three months ended September 30, 2008, the Major Projects division completed a significant deliverable in a long-term contract. Accordingly, the Company has recorded $229 thousand in cost of goods sold for the completion of this deliverable.

Costs of goods sold, on a dollar basis, increased in the three and nine month periods ended September 30, 2008 due to increased revenues and a write-down of and allowance against inventory. Based on management’s review of inventory at September 30, 2008, the Company has written off $493 thousand in inventory that was determined to be obsolete or unusable due to damage or due to incompatibility with the Company’s current and future product offerings. Additionally, the Company recorded a $684 thousand allowance against inventory items such as GPS units that were returned to inventory as a result of being swapped out or returned from golf courses and overstocked items. Cost of goods sold, excluding the amounts recorded for the inventory write-down and allowance, as a percentage of revenue actually decreased slightly in both the three and nine month periods ended September 30, 2008. For the nine month period cost of goods sold decreased from 81% in 2007 to 78% in 2008. Reduction of cost of goods sold as a percentage of revenue is a key target for the Company and significant effort is continuing to be expended to reduce these costs. Management anticipates seeing further reductions during the fourth quarter of 2008 and into 2009.

Selling, General and Administrative Expenses  - Selling, general and administrative expenses increased to $2.736 million and $8.691 million for the three month and nine month periods ended September 30, 2008 respectively. This represents a $1.047 million and $3.089 million increase over the same periods in the prior year. The increase was due to the inclusion of the results of operations of GPSI Europe and UpLink Corporation during the 2008 period but not 2007 as these acquisition transactions occurred in late 2007 and early 2008. Nonetheless, the increase was significantly less than the combined entities expenses prior to the acquisition due to reductions in all aspects of the operations. During the nine month period ended September 30, 2008, the Company has taken several one time charges associated with the restructuring activities. These one time charges involved the downsizing of current operations and the costs associated with the rescission of the “Golf IT” Asset Purchase Agreement. Included in these charges were severance payments, consulting services and legal services. Other one time charges during this period included $965 thousand for consulting services. Of these costs, $820 thousand represent fees charged by Leisurecorp LLC, a major stockholder of the Company that has the ability to exercise significant influence over the Company, for providing both review and analysis of the Company’s operations and financials, legal and other services in relation to new debt financing obtained by the Company and arrangement and sourcing of significant business opportunities in the UAE for the Company. In both the three and nine month periods ended September 30, 2008, the Company has incurred significant legal costs relating to its defense of a patent infringement lawsuit brought by ProLink Holdings. In both the three and nine month periods ended September 30, 2008 the Company has significantly reduced costs in the areas of advertising and promotion, stock option compensation and commissions. Commissions have been reduced as a result of the expiration of our marketing agreement with Great White Shark Enterprises. No new agreement has been reached. These cost savings were offset by higher costs in the following areas, personnel related costs, rent and utilities, travel and office operating costs. Personnel related costs, rent and utilities and office operations costs all increased during the periods, in comparison to 2007, due to the GPSI Europe and UpLink acquisitions which resulted in higher staffing levels and two additional offices. The Company is currently working on a plan to reduce rent and utilities and other office related costs by centralizing certain corporate services in one office location.

Research and Development Expenses  - Research and development expenses for the three and nine month periods ended September 30, 2008 decreased by $957 thousand and $1.490 million respectively. During early 2007, the Company incurred significant product development costs for the development of the next generation of the Inforemer product, which was subsequently introduced to the market during the first quarter of 2008. In 2007, the Company also significantly increased staffing levels in this area during the third quarter. Staffing levels were subsequently reduced during late 2007 and the first quarter of 2008 and have remained at these reduced levels through the current quarter. In addition, the Company recognized product development cost recoveries per a development agreement between the Company and one of its strategic development partners during the 2008 period.

Amortization of Intellectual Property  - This expense is primarily due to the amortization of the Company’s acquired patents. Secondarily, it also includes the depreciation of the Company’s property and equipment. Depreciation and amortization increased from $151 thousand for the three month period ended September 30, 2007 to $630 thousand for the three month period ended September 30, 2008. For the nine month period ended September 30, 2008 it increased from $347 thousand to $1.781 million. 75% of the expense during the first three quarters in 2008 is attributable to patent amortization. The increase is a result of the amortization of the estimated fair value assigned to the assets acquired as part of the UpLink and GPSI Europe transactions including certain patents, fixed assets and goodwill. All patents are being amortized over the remaining life of the patents.

Loss from Operations - The Company’s loss from operations increased in both the three and nine month periods ended September 30, 2008. The three month loss increased from $3.035 million in 2007 to $4.038 million in 2008 and the nine month loss increased from $7.780 million to $10.457 million. The increase in loss from operations for the three month period ended September 30, 2008 was due to increased operating expenses and decreased gross profit. Gross profit decreased due to the write down of and allowance against inventory while operating expenses increased due to $479 thousand increase in amortization of intellectual property, a $1.047 million increase in selling, general and administrative expenses offset by a $957 million decrease in research and development expenses. The increase in loss from operations for the nine months ended September 30, 2008 was due to increased operating expenses offset slightly by an improvement in gross profit. Higher operating expenses during this period were due to $1.434 million increase in amortization of intellectual property, a $3.089 million increase in selling, general and administrative expenses offset by a $1.490 million decrease in research and development expenses. The nine month gross profit increased due to more sales at a higher average sales price and a slight reduction in cost of goods sold.

Finance Costs - Finance costs for both the three and nine months ended September 30, 2008 are $27 thousand and $28 thousand higher, respectively, than during the same periods in 2007. This is due to facility fees due to Great White Shark Enterprises per terms of the Facility Fee Agreement between the Company and Great White Shark Enterprises whereby the Company agreed to pay to Great White Shark Enterprises a facility fee equal to the difference between the interest yield earned on all the certificates of deposit purchased by Great White Shark Enterprises and pledged to Silicon Valley Bank and 7%.

Interest Expense - Interest expense increased by $373 thousand and $577 thousand respectively during the three and nine month periods ended September 30, 2008 compared to the same three and nine month period in 2007. The increase in both periods in 2008 is due to the significant increase in interest-bearing debt obtained by the Company during 2008. The Company has obtained a $6.5 million line of credit with Silicon Valley Bank which represents a $3.5 million increase over its previous line of credit and the Company has borrowed $5.5 million under a Non-negotiable Convertible Promissory Note.

Loss on Foreign Exchange - During the three months ended September 30, 2008 the Company incurred a currency exchange gain of $150 thousand. For the nine months ended September 30, 2008 we incurred a currency exchange gain of $291 thousand which represents an increase of $707 thousand over the same period in the prior year. The significant increase in our gain on foreign exchange is due to the fact that most of our revenues are collected in U.S. dollars, and many of our expenses are paid in Canadian dollars. Therefore we are subject to currency fluctuation risks. During the nine month period ended September 30, 2008, the value of the U.S. dollar increased compared to the Canadian dollar, thereby causing us to record a substantial gain on our currency exchange whereas in the third quarter of 2007 the value of the U.S. dollar had significantly decreased compared to the Canadian dollar.

Gain/(Loss) on Extinguishment of Debt - The Company recorded a gain on extinguishment of debt of $nil for the three months ended September 30, 2008 versus a gain of $128 thousand in the same period in 2007. The gain recorded in this period in 2007 was due to the amortization of liabilities associated with discontinued operations. These liabilities were fully amortized at December 31, 2007. A gain on extinguishment of debt of $31 thousand was recorded for the nine months ended September 30, 2008 versus a loss of $31 thousand for the nine months ended September 30, 2007. The prior year losses were a result of the Company settling debt through issuance of the Company’s stock to the debt holders at a discount to the market price of the Company’s stock at the time of issuance.

Net Loss - Net loss was $4.446 million and $11.262 million for the three and nine months ended September 30, 2008 respectively compared to $3.492 million and $21.249 million for the three and nine months ended September 30, 2007. The Company’s 2007 net loss for the nine month period ended September 30, 2007 was increased by a deemed preferred stock dividend of $12.5 million. No similar dividend was recorded during the same period in 2008. Excluding the deemed preferred stock dividend from the prior year nine month net loss, current period net losses increased by $2.513 million. The increased loss was due to an increase in operating expenses partially offset by an increase in gross profit and other income. The three months ended September 30, 2008 net loss increased by $954 thousand in comparison to the same period in 2007. This period loss increased due to higher operating expenses, lower gross profits due to a write down of and an allowance against inventory partially offset by an increase in other income.

Liquidity And Capital Resources

To date, we have incurred significant losses from operations. As of September 30, 2008, we had a working capital deficit of $10.281 million. Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, (v) short-term loans, and (vi) the issuance of non-negotiable convertible promissory notes made pursuant to loans by our affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations. During the nine months ended September 30, 2008, the Company did obtain two additional sources of funds. On May 2, 2008, the Company and Silicon Valley Bank entered into an amendment to a Loan and Security Agreement dated February 28, 2008 pursuant to which Silicon Valley Bank agreed to make available to the Company advances under a revolving line of credit up to $6.5 million, an increase of $3.5 million from the existing Loan Agreement. At September 30, 2008, the Company has drawn $6.5 million on the line of credit. On June 16, 2008, the Company entered into an agreement with Tulip Group Investments Limited pursuant to which Tulip loaned to the Company $5.5 million pursuant to a Non-negotiable Convertible Promissory Note.

As a result of this additional funding, the Company’s working capital deficit temporarily improved as of June 30, 2008. However, at September 30, 2008, the working capital deficit has increased to $10.281 million from $6.285 million at June 30, 2008. Currently, the Company is negotiating with several of its major investors to settle current trade payables and short-term debt facilities in exchange for long-term promissory notes. The Company’s working capital deficit is also being negatively impacted by the default status of the Doug Wood estate $1.5 million guarantee of the Silicon Valley Bank revolving line of credit. As a result of this default, $1.5 million borrowed by the Company on the revolving line of credit has been classified as a current liability. The Company and Silicon Valley Bank had entered into a forbearance agreement that expired on July 1, 2008. Silicon Valley Bank has not demanded repayment of the $1.5 million but negotiations are in progress during which time SVB has requested that the Company maintain a minimum amount of cash on deposit with Silicon Valley Bank in the approximate amount of $750 thousand. Subsequently in November 2008, the Company completed a transaction which has provided an increase in working capital of $2.337 million as the result of the coversion of certain current obligations into long term debt.

Our ability to repay our accounts payable and other outstanding indebtedness, and our ability to maintain sufficient liquidity to continue our operations, is significantly dependent upon our ability to generate sufficient sales in the fourth quarter of 2008 and beyond, supplemented by the Company’s ability to attract additional investment. The Company is continuing to work with its existing investors to obtain further debt or equity funding that will provide longer term liquidity although no assurance can be given that such funds will be available or, if available, what the terms might be.

Effective January 18, 2008, the Company acquired the operations, assets and certain assumed liabilities of UpLink Corporation (UpLink), a Texas corporation that produces and sells global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In addition, due to the elimination of the intercompany loans and the increase in liabilities resulting from this transaction, the purchase may continue to negatively impact the Company’s on-going liquidity in 2008 as the Company incurs costs to integrate the acquired assets and to meet the obligations of the assumed liabilities.

In October 2007, we purchased Direct Golf Services, Inc. and Golf Academies Limited. Operations of these two businesses are being conducted through GPSI Europe (formerly Golf Academies Limited and Direct Gold Services). The additional overhead costs related to the operations of GPSI Europe negatively affect our liquidity.

Operating Activities - During the nine months ended September 30, 2008, our operations utilized cash of $8.398 million as compared to $6.564 million during the same period in 2007. The increase in cash utilized in operations in the 2008 period as compared to the 2007 period was primarily a result of the increase in the loss from operations, adjusted for non-cash items and by negative changes to operating assets and liabilities.

Investing Activities - Net cash used in investing activities was $484 thousand and $3.067 million for the nine months ended September 30, 2008 and 2007, respectively. In the 2008 period, investing activities consisted of the purchase of equipment and the issuance of a short-term corporate loan to a related party.

Financing Activities - Net cash provided by financing activities was $9.891 million for the 2008 nine month period ended September 30, 2008, as compared to $6.442 million for the same period in 2007. Financing activities during the nine months ended September 30, 2008 consisted of a $5.5 million loan pursuant to a Non-negotiable Convertible Promissory Note and receipt of bank loans offset by repayments of bank indebtedness and short-term loans.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Historically, we have maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

As reported in Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, our management, with the participation of the Chief Executive Officer and Chief Financial Officer at the time, assessed and reported on the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such evaluation, we concluded that our internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of December 31, 2007.

As of the date of this report, The Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a - 15(b). Based upon the evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information required to be included in periodic SEC filings.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2008:

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

•
There has been a temporary degradation of controls, which may or may not have reached the level of a material weakness, resulting from the departure of certain key personnel arising from the integration of the Uplink acquisition into GPS Industries.

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

•
Engaged Deloitte Touche LLP to assist in the assessment, development and implementation of internal controls and business process documentation. The Company has started to develop a top-down, risk based approach to SOX compliance that focuses on key controls and high risk areas. This effort was suspended during the third quarter as the Company focused on the integration of UpLink into the GPS Industries organization.

•	The Company has hired a permanent Chief Executive Officer.

•
The Company reconstituted and enhanced the Board of Directors with the appointment of Tony Sole, CFO of Leisurecorp LLC, Declan Hogan, Senior IT Manager, Leisurecorp LLC and David Chessler, CEO of GPS Industries.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls. In order to achieve compliance with Section 404 of the Sarbanes Oxley Act, we will be performing additional system and process documentation and evaluation. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Changes in Internal Controls

During the six months ended June 30, 2008, the Company continued to take remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. During the three months ended September 30, 2008, the remediation efforts were slowed as the result of trying to integrate the operations of the Uplink acquisition and to streamline the resulting organization. We will continue to work on the elimination of control weaknesses and deficiencies noted.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 1, 2007, CCG Investor Relations, Inc. ("CCG"), filed a complaint against the Company, in the Los Angeles Superior Court for alleged breach of contract. CCG claims that the Company breached a consulting agreement by failing to pay monthly consulting fees. In May 2008, the Company and CCG agreed to terms of settlement of the dispute between the parties. The Company had agreed to pay CCG an amount of $25 thousand to resolve the matter but the Company failed to make payment per terms of the settlement and a judgment of $60 thousand has been entered upon the Company.

On February 5, 2007, David Stratton filed a lawsuit against the Company in the Supreme Court of British Columbia, Vancouver, Canada. Mr. Stratton entered into a written employment agreement with us on June 12, 2006 pursuant to which we employed Mr. Stratton as our Vice President, Sales. On March 20, 2008 the Company and David Stratton agreed to terms of settlement of the dispute between the parties. The Company has agreed to pay Mr. Stratton an amount of $83 thousand to resolve the matter. At September 30, 2008, all amounts due to Mr. Stratton concerning this matter have been paid.

On November 1, 2007, ProLink Holdings, a provider of GPS golf course management systems and on-course advertising, filed a patent infringement lawsuit against the Company and UpLink Corporation, a company that the Company subsequently purchased. The compliant alleges that UpLink and one of its customers have infringed U.S. Patent No. 6,525,690, which is directed to a method of determining locations and distances using specific GPS-based methodologies. The complaint also charged UpLink with infringement of U.S. Patent No. 6,236,940 and 6,470,242 which relate to a monitor for displaying distances and other golf course information. The complaint further alleges that the Company and one of its customers have infringed the 6,525,690 patent and further seeks a declaratory judgment that ProLink has not infringed U.S. Patent No. 5,685,786 acquired by the Company as a result of the UpLink acquisition and that this patent is invalid. ProLink seeks injunctive relief and damages against the Company and UpLink, enhanced damages for alleged willful infringement and recover of ProLink’s attorneys’ fees and litigation costs. By virtue of the Asset Purchase Agreement between the Company and UpLink, as amended effective January 18, 2008, the Company has assumed any liability of UpLink in the lawsuit and has agreed to defend and indemnify UpLink at the Company’s expense. In addition, the Company intends to indemnify and defend both our customer and UpLink’s customer in connection with the litigation. The Company intends to vigorously defend this lawsuit.

On October 29, 2007, Optimal I.P. Holdings, L.P. initiated arbitration proceedings against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association (AAA) over the dispute and further denying all material allegations of the demand. On May 25, 2008, the arbitrator ruled that the AAA did not have jurisdiction over the arbitration proceeding and dismissed the proceeding.

On July 9, 2008, Optimal I.P. Holdings, L.P. initiated arbitration proceedings in Chicago, Illinois against the Company alleging breach of a Patent License Agreement between the two companies. Optimal I.P. Holdings, L.P. seeks a declaration of the scope of its rights under the Agreement and actual damages, together with its costs and legal fees associated with the action. The Company denies all material allegations of the arbitration demand, and further believes that the AAA does not have jurisdiction over the arbitration proceeding. The parties have discussed a resolution of the matter and the proceeding has been stayed pending completion of those discussions.

On July 7, 2008, Charles Huston and Daryl Cornish filed a lawsuit in state court in Texas alleging, among other things, breach of the Stock Purchase Agreement, as amended, relating to the purchase by the Company of the capital stock of Optimal Golf Solutions, Inc (which is the owner of US patent 5,364,093 patent). The Complaint seeks rescission of the Stock Purchase Agreement, attorneys' fees and damages (including punitive damages). The Company disputes the allegations in the Complaint. The Company is in settlement discussions with the plaintiffs although no assurance can be given that these discussions will be successful.

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

On July 16, 2008, the Company, filed suit for patent infringement in the United States District Court for the Northern District of Illinois against ProLink Holdings Corp., ProLink Solutions, LLC, ABC National Television Sales, Inc., and LinksCorp, Inc. The suit alleges infringement of U.S. Patent No. 5,685,786, which relates to on-screen display of centrally transmitted advertising and tournament standings information. The Company has also asserted U.S. Patent No. 5,438,518, which relates to the Company’s position-based hole advance and screen scrolling technology. The Complaint also alleges that the ProLink companies have made false representations in the marketplace and in connection with financing activities that they own rights in the ‘518 patent, when in fact they hold no interest in the patent and are not authorized to utilize the technology it covers.

In May 2008, Roblor Marketing Group, Inc. filed suit against GPS Industries Inc. for alleged patent infringement in U.S. District Court. The Company intends to vigorously defendt this lawsuit.

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

Our operations currently do not generate sufficient cash to internally fund our working capital needs. Accordingly, to date, our operating deficits have been funded by outside sources of funding, including funds raised from (i) the sale of shares of our common stock and preferred stock, (ii) the issuance of debentures, (iii) the issuance of shares as payment for services and in satisfaction of indebtedness, (iv) bank lines of credit, (v) short-term loans, and (vi) the issuance of non-negotiable convertible promissory notes made pursuant to loans by our affiliates and by third parties. For at least the next twelve months, the Company anticipates that such funding activities must continue in order for the Company to maintain its operations. Based on our currently projected revenues and our existing lines of credit the Company does not have sufficient capital resources to fund our anticipated working capital needs. The Company is currently working with its existing investors to obtain additional debt or equity funding. At this time, we are unable to determine if we will be successful in obtaining this funding or any other. Should the Company not be able to obtain sufficient funding, the Company will not be able to meet its working capital needs.   If the Company were unable to continue as a going concern, investors risk losing their investment in GPSI.

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

We were required to restate the 1st, 2nd and 3rd quarters of 2007. Management has evaluated the Company’s internal controls over financial reporting in light of the restatements and has identified groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2007 and June 30, 2008. See Item 8A in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission and Part I, Item 4 in this quarterly report on Form 10Q for Management’s discussion of these material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

During the three and nine month periods ended September 30, 2008, the Company completed the following transactions:

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

Common Stock :

The Company issued the following shares of common stock in the nine months ended September 30, 2008:
•	On January 10, 2008, the Company issued 142.083 million shares valued at $7.814 million in relation to the UpLink asset acquisition; and

•	On February 29, 2008, the Company issued 400 thousand shares valued at $18 thousand for services rendered.

•	On August 14, 2008, the Company issued 191 thousand shares valued at $6 thousand for settlement of trade payables.

•	On August 20, 2008, the Company issued 622 thousand shares valued at $18 thousand for settlement of trade payables.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Matters were submitted to a vote of our security holders during the three month period ended September 30, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPS INDUSTRIES, INC.

Date: November 14, 2008	By:	/s/ DAVID CHESSLER
David Chessler
Chief Executive Officer

Date: November 14, 2008	By:	/s/ DAVID HAECKER
David Haecker,
Chief Accounting Officer