Form 10-K
period 2008-12-31
GPS INDUSTRIES, INC.
filed 2009-04-15
CIK 29233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Issuer's telephone number: (941) 364-8180

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” I Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Aggregate market value of the common stock held by non-affiliates of the Issuer as of June 30, 2008 was approximately $16,820,000.

There were 563,499,653 shares of the Company's common stock outstanding on March 31, 2009.

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

All statements in this Annual Report, including under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis or Plan of Operation," other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the golf industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "could" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

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

 PART I

ITEM 1. BUSINESS

Overview

For purposes of the discussion contained in this section, the use of “we”, “our” or “us” is meant to include GPS Industries, Inc. (GPSI or Company) and its subsidiaries Optimal Golf Solutions Inc. (OGSI), Direct Golf Services Inc., Golf Academies Ltd. (collectively GPSI Europe) and GPS IT, LLC (GPS IT) which was formed to acquire Uplink Corporation (Uplink).

Company History

GPSI has incurred losses since its inception.  Although it has recently implemented a restructuring plan, GPSI’s ability to implement its plan and the continued commercialization of its technology is dependent on its ability to successfully finance its working capital requirements through a combination of debt and equity financing, sales of its GPS systems and payments from distributors and potential strategic partners.  There can be no assurances it will be able to do so.  The Company may not be able to continue as a going concern.  See, “Risk Factors.”

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

In October 2007, GPSI acquired 100% of the outstanding capital stock of Direct Golf Services Inc. and Golf Academies Ltd., now operating jointly as GPSI Europe; GPSI also owns 17.5% of GPSI Asia, our Asian distributor.

On January 18, 2008, GPSI’s wholly owned subsidiary, GPS IT, LLC, acquired the assets and assumed certain liabilities of Uplink.

Business

GPS Industries, Inc. is a global technology solutions provider with customizable, patent-protected applications in GPS and Wi-Fi software and hardware for use with golf course operations, residential community developments and other recreational and industrial applications. With the development of its latest generation product, the Inforemer HDX largely complete, GPSI is transitioning away from a research and development focus; however, GPSI will continue to dedicate resources to new opportunities where market potential and economics justify investment. Our primary business is the development, manufacture and sale of the Inforemer HDX mobile display units (MDU) in both cart mounted and hand held product lines along with the related infrastructure.

In late 2007, GPSI reorganized its various product offerings and divisions to more accurately reflect how GPSI manages its internal operations whereby Inforemedia, Wi Stream and Fire at the Flag are peripheral to the core Inforemer product and hence the management of these divisions, which are no longer significant, have been collapsed into our core Inforemer business.

GPSI has offices in the United States, Canada and United Kingdom with exclusive distributor arrangements covering Asia, South Africa, Australia and New Zealand.  The North American market is our primary market.

In mid 2008, the Company commenced consolidating its operations previously divided between our Vancouver, Canada and Austin, Texas locations, into our new Sarasota, Florida headquarters.  Software development, research development, and repair/maintenance will be located in the Austin office. Finance, sales and customer service will be located in Sarasota.

Products and Systems

 InforemerTM GPS Management System utilizes a wireless network (WiFi) backbone. The WiFi network turns the entire property into a WiFi “Hotspot” facilitating robust, high-speed information delivery and two-way communications between the facility operator and the golfer. The operator can also leverage the WiFi network for other applications such as wireless security cameras, if desired. The golfer interfaces with the system through the H2 handheld, the only handheld device with full management capability, or the HDX, a cart-mounted colored displays that delivers GPS yardage information, rich course graphics, and streaming data such as CBS Sportsline. This information is delivered in real time over the WiFi network, which is also capable of delivering multimedia enriching the experience for the golfer. The course operator has a full suite of management functions controlled through a central computer, such as tournament management, cart location information, pin placement, food and beverage ordering, and pace of play. This functionality gives the operator far greater control of the operation which can ultimately impact the facility’s profitability.

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

GPSI also offers (i) an Inforemer Lite System that requires less infrastructure at a lower price point but still includes distance measurement and (ii) the Inova model GPS system that was acquired with the Uplink asset acquisition.

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

The primary market for the full featured InforemerTM system includes resort courses, high-end daily fee facilities, and residential golf communities. These facilities constitute approximately 37% of the total golf course market and include large-scale golf-centric resorts and developments. A secondary market includes the private courses, mid-range facilities, lower-end daily-fee facilities and municipal courses that represent approximately 40% of the global market. This market is more receptive to a product at a lower price point, which is currently addressed by the sale of a refurbished product or the Inova golf course system product.

Because our products are marketed to our primary and secondary target markets, our market effectively includes 75% of all golf courses worldwide. The balance, approximately 25%, consists of smaller executive facilities, par 3 courses and pitch-and-putt facilities for which current product offerings are not appropriate.

Current market penetration of GPS Management systems is estimated at less than 5% of the global market.  The majority of which are the Company and its main competitor’s customers.

Service and Support

GPSI typically offers one year of limited manufacturer’s warranty with service and maintenance fees payable thereafter. GPSI has approximately 22,000 mobile display units in operation worldwide in combination with the acquired Uplink customer base. As a result of the Uplink acquisition, GPSI now manages its North American installation base through a geographically dispersed customer service network consisting of Regional Service Managers (RSM’s) supported by our Austin, Texas-based management team and repair center.

GPSI Europe and GPSI Asia, a distributor in which GPSI has a 17.5% interest, are responsible for their own service and maintenance to customers outside of North America.

Financing

GPSI customers often require financing in order to acquire the Inforemer System. While GPSI typically does not provide, “in-house” financing, we do help our customers source, customize and obtain financing acceptable to them through a number of well established lenders in the golf and leisure industry.

Sales and Marketing

With offices, distribution and sales channels worldwide, GPSI has the opportunity to market and sell our products globally. In North America, we sell our systems through our network of direct sales representatives, distributors and multi-line agents. We also sell our systems through both GPSI Europe and GPSI Asia, and recently announced the signing of a distributor agreement with On-Pin for Australia and New Zealand. GPSI generally sells our systems outright for cash or through a fixed payment lease arrangement with a third party lessor whereby GPSI sells the system to the lessor for a portion of the net present value (NPV) of the stream of payments made by the golf course to the lessor.

Advertising

The Inforemer™ system has industry-leading capabilities to deliver advertising content to the golfer while they are in the golf environment. The Inforemer™ can deliver advertising messages that can be location-based, language specific and dynamic in nature. This ability gives the Inforemer a far more flexible offering than a static ad that is just displayed “by the hole.”  GPSI partners with the course operator and sells advertising in the various markets through agents or third parties in the advertising industry. The revenue generated is then shared with the course operator.

Intellectual Property

On July 2, 2004, we purchased the patents to differential GPS in Australia, Japan and eleven European nations from Pinranger (Australia) Pty Ltd. On November 19, 2004, we acquired the patents to GPS for golf in the United States and in Canada (Optimal Patents) in the stock purchase of Optimal Golf Solutions, Inc. (OGSI). In addition to providing us with broad patent protection for a number of our products in the GPS market, these patents also generate recurring revenue through licensing fees paid to us by competitors in the golf industry. The Optimal Patents have been licensed to six companies. We intend to license these patents on a non-exclusive basis to other GPS-based golf system providers and believe we are in a strong position to enforce the Optimal Patents against infringers. In November 2006 we entered into a $1,2000,000 settlement in a patent-infringement lawsuit we initiated in London County Court, UK. In 2006, we received a $212,500 as part of this settlement as the first license payment; we are scheduled to receive additional license payments under that settlement/license agreement of $210,000 per year, paid quarterly, until 2011, with the last payment due in August 2011.

We funded the purchase of the Optimal Patents through loans that we obtained from Great White Shark Enterprises, Inc. (GWSE). As compensation for the loans that enabled the acquisition of these patents, GWSE now receives 20% of all Optimal Patent license payments we receive through December 31, 2008, after which time their share of these fees will be increased to 40% for the remaining life of the patents.

On January 18, 2008 GPSI also acquired significant patents as part of the Uplink Asset Purchase - specifically: U.S. Patent 7,239,965 issued July 3, 2007 for the method and system for golf cart control and U.S. Patents 5,685,786 - Passive Golf Information System and Method and 5,772,534 - Satellite Enhanced Golf Information System issued November 11, 1997 and June 30, 1998, respectively. These related to automatic zone detection and determination of distance to course landmarks. The ‘786 patent also provides coverage for displaying advertising information and tournament standings information received from a transmitting station on the display units.

In addition to those referenced above, we have filed for and/or obtained certain other patents and registered various trademarks associated with our core business in the United States and locations around the world.

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

Our direct competition in the GPS golf management market consists primarily of ProLink Holding Corp (ProLink). ProLink’s website indicates that they have over 700 course installations worldwide and is a competitor in most markets GPSI operates in. Management believes that the ProLink offering however lacks in the sophistication, technological advantages and functionality of the Inforemer product offering. ProLink had a non-exclusive license from GPSI for use of the `Optimal' GPS patents in the United States; however, that non-exclusive license was terminated based on ProLink’s default of their payment obligations thereunder and their subsequent failure to cure the default.  ProLink has a non-exclusive license from GPSI for use of the “PinRanger” patents in the UK. ProLink is also a competitor for on-course advertising. However, with GPSI’s recent acquisition of Uplink’s business and assets, GPSI now owns the patents and exclusive use for location based on-course advertising.

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

Risks Related to Additional Capital Requirements

            We need a substantial amount of new funding to meet our cash requirements, including the repayment of debt, for the next 12 months and to fully implement our business plan during the next 12 months.  We currently are evaluating alternate sources and types of financing.  However, at this time, we do not have any firm commitments or identified sources of additional capital.  Although our officers and directors or their affiliates have facilitated capital for us, or provide us with capital, in the past, they are not legally bound to do so.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  Any additional financing may involve dilution to our shareholders.  If we are unable to raise additional financing on terms satisfactory to us, or at all, we would not be able to fully implement our business plan which would have a materially adverse effect our business and financial position and could cause us to delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

Risks Related to Technology

 We depend on GPS technology owned and controlled by others.  Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense and others. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer.   In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. If the foregoing factors affect GPS, by affecting the availability and pricing of GPS technology, our business could suffer.

Our GPS technology depends on the use of radio frequency spectrum controlled by others. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union or ITU. The Federal Communications Commission or FCC is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or in-band may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

In addition, we may also be subject to direct regulation by governmental agencies, including the FCC and Department of Defense.  A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of wireless communications and GPS technology.  Additionally, it is uncertain how existing laws governing issues such as taxation, intellectual property, libel, user privacy and property ownership, will be applied to our services.  With the adoption of new laws, the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business.

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

GPSI’s performance and ability to complete are dependent to a significant degree on its proprietary technology.  GPSI holds 31 patents and has 8 additional patents pending covering several areas.  There can be no assurance that pending patent applications will be allowed or that any of GPSI’s patents will provide absolute protection for its products.  GPSI expects to file additional patent applications to protect it proprietary designs.  Despite GPSI’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of GPSI’s products or to obtain and use information that GPSI regards as proprietary.  There can be no assurance that the measures taken by GPSI to protect its proprietary technology and such protections may not preclude competitors from developing products similar to GPSI’s products.  In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in certain foreign countries.  In addition, in the future GPSI may also need to file lawsuits to enforce GPSI’s intellectual property rights.  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on GPSI.  The failure of GPSI to protect its proprietary information would have a material adverse effect on GPSI’s business, financial condition, and results of operations.

While GPSI believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that GPSI will not receive future communications from third parties asserting that without merit, could result in costly, time-consuming litigation and diversion of technical and management resources.  In the event any third party were to make a valid claim and a license were not made available on commercially reasonable terms, or if GPSI were unable to develop non-infringing alternative technology, GPSI’s business, financial condition, and results of operations would be materially and adversely affected.

Risks Related to Competition

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

Risks Related to Internal Controls

We have engaged in transactions with our management, directors, shareholders and major investors and the organization and employers of directors in the past, and we can be expected to engage in such transactions in the future.  In each case, the transactions are approved by our Board of Directors and are considered to be fair to and in the best interest of the Company.

The current Board of Directors are all considered to be non-independent Directors as a result of the investment in the Series B Preferred shares in November 2006, and again in April 2007.   The holders of our outstanding Series B have the right to approve or disapprove certain corporate action, which could materially affect the holders of our Common stock.  Currently, Leisurecorp, LLC (Leisurecorp), controls the rights of the Series B shares.

The Company’s management has identified groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the company’s internal control over financial reporting as of December 31, 2008.  See Item 8A in this report for Management’s discussion of these material weaknesses.

We have not been able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis and accordingly we are not able to conclude that our internal controls are effective nor have we completed our Section 404 implementation.  We have in the past discovered, and may in the future discover, areas of our internal controls or difficulties encountered in their implementation, which could negatively affect our operating results or cause us to fail to meet our reporting obligations.  The costs necessary to achieve compliance may be significant.

Risk Related to our Capital Stock

Our Common stock is traded on the OTC Bulletin Board, and a shareholder may be unable to sell at or near ask prices or at all if the shareholder needs to sell shares to raise money or otherwise desire to liquidate his shares.  In addition, the market price of our Common stock may be adversely affected by market volatility.  Furthermore, you may have difficulty selling our shares because they are deemed “penny stocks” and our trading volume is very light.

The holders of our outstanding Series B shares have the right to approve or disapprove certain corporate action, which could materially affect the holders of our Common stock. Currently, Leisurecorp controls the rights of the Series B shares.

The holders of the Series B shares have the ability to elect a majority of our Board of Directors, and we are prohibited from taking certain corporate actions without the approval of the Directors elected by Series B shareholders.

In the event GPSI liquidates, either voluntarily or involuntarily, the holders of its Series B preferred shares will receive funds from the liquidation before any funds can be paid to the holders of common shares.  The series C preferred stock has a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the series B preferred stock with respect to liquidation.  Accordingly, in liquidation, it is unlikely that common stockholders will be entitled to receive any assets or distributions from the Company.

The holders of shares of the series B preferred shares may require GPSI to redeem their shares for cash at a price per share.  Should the holder exercise this right, the funds used to redeem the shares will necessarily reduce the amount available for working capital and may result in the Company’s inability to continue as a going concern.

Our Board of Directors has the right to issue additional Series of Preferred stock, the term of which could adversely affect the value of the Common stock.

Risk Related to Reporting Requirements

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Risk Related to our Currency Exchange

We are subject to the risk of currency fluctuation.  Most of our revenues are collected in U.S. dollar.  However, many of our expenses are paid in foreign currency, the majority of which are paid in Canadian dollar.

ITEM 2.  PROPERTIES

Our principle executive offices are located in Sarasota, Florida in a 3,600 square foot facility under two leases, one of which is subleased from the Company’s Chief Executive Officer on a month to month basis at a rate of $2,500 per month.  The other lease expires in September 2011 and calls for an annual rental of $60,000.  We also have an 8,500 square foot facility in Vancouver, which has an annual cost of $85,000, which expires in September 2010.  During 2008, the Company has gradually reduced operations in Vancouver as the result of outsourcing manufacturing and the relocation to the Company’s new Sarasota facility.

As a result of the acquisition of the Uplink operation, the Company had acquired an approximately 13,000 square foot leased facility in Austin; however the lease was terminated in January 2009 as the result of the outsourcing of manufacturing and the relocation to Sarasota.  In January 2009, the Company leased a 4,600 square foot facility in Austin to house the development engineers and repair operations.  This lease expires in January 2011 and costs $4,183 per month.

ITEM 3. LEGAL PROCEEDINGS

On August 1, 2007, CCG Investor Relations, Inc. (CCG), filed a complaint against the Company, in the Los Angeles Superior Court for alleged breach of contract. CCG claims the Company breached a consulting agreement by failing to pay monthly consulting fees, and claims $101,000 in damages. On April 25, 2008, the Company and CCG agreed to settle the matter for $25,000 and the lawsuit was dismissed with prejudice.

On October 29, 2007, Optimal I.P. Holdings, L.P. (Optimal) initiated arbitration proceedings in Austin, Texas against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two companies.  On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association (AAA) over the dispute and further denying all material allegations of the demand.  On May 25, 2008 the arbitrator ruled that the AAA did not have jurisdiction over the arbitration proceedings and dismissed the proceeding.

On July 7, 2008, Charles Huston and Daryl Cornish filed a lawsuit in State Court in Texas alleging, among other things, breach of the Stock Purchase Agreement, as amended, relating to the purchase by the Company of the capital stock of OGSI (which is the owner of U.S. Patent No. 5,364,093).

On July 9, 2008, Optimal initiated arbitration proceedings in Chicago, Illinois against the Company alleging breach of a Patent License Agreement between the two companies.

In January 2009, the Company settled all of the above-referenced actions with Optimal, Huston and Cornish. The terms of the settlement reached with Optimal provide that:

•
The Stock Purchase Agreement was amended by adding provisions (a) issuing a promissory note convertible into shares of the Company’s Common stock at a fixed conversion price of $0.031 per share; (b) GPSI agreeing to remove the restrictive legend from 30,392,082 GPSI shares of Common stock previously issued to Optimal; and (c) GPSI agreeing to issue 12 million restricted shares of Common stock as payment against accrued interest. The Stock Purchase Agreement was also amended to specify lock up and leak out provisions governing Optimal’s disposition of GPSI shares of Common Stock.

•
The parties also entered into a Replacement License Agreement which supersedes the previous license agreement and specifically describes the parties agreement regarding handheld devices.  Under the new license agreement, the parties have agreed that each party may distribute handheld devices through each Company’s own distribution channels (in the case of GPSI, not until July 2009) and that each Company may sublicense one company that is not in either company’s distribution channel to exploit the “software only” field; i.e., software downloaded to a portable device to determine distances on a golf course.

On November 1, 2007, ProLink  filed a patent infringement lawsuit against the Company and Uplink. The compliant alleges that the Company, Uplink and one of each of the Company’s and Uplink’s customers have infringed U.S. Patent No. 6,525,690, which is directed to a method of determining locations and distances using specific GPS-based methodologies. The complaint also charged Uplink with infringement of U.S. Patent No. 6,236,940 and 6,470,242 which relate to a monitor for displaying distances and other golf course information. The complaint further seeks a declaratory judgment that ProLink has not infringed U.S. Patent No. 5,685,786 and that this patent is invalid; however, the federal judge presiding summarily dismissed all ProLink requests for declaratory judgment regarding U.S. Patent No. 5,685,786.  By virtue of the Asset Purchase Agreement between the Company and Uplink, as amended effective January 18, 2008, the Company has assumed any liability of Uplink and has agreed to defend and indemnify Uplink at the Company’s expense. In addition, the Company intends to indemnify and defend both its customer and Uplink’s customer in connection with the litigation. The Company intends to vigorously defend this lawsuit.

On July 16, 2008, the Company, filed suit for patent infringement in the United States District Court for the Northern District of Illinois against ProLink , ProLink Solutions, LLC, ABC National Television Sales, Inc., and LinksCorp, Inc. The suit alleges infringement of U.S. Patent No. 5,685,786, which relates to on-screen display of centrally transmitted advertising and tournament standings information. The Company has also asserted U.S. Patent No. 5,438,518, which relates to the Company’s position-based hole advance and screen scrolling technology. The Complaint also alleges that the ProLink and its related companies have made false representations in the marketplace and in connection with financing activities that they own rights in the U.S. Patent No. 5,438,518, when in fact they hold no interest in the patent and are not authorized to utilize the technology it covers.  ABC has since been dismissed from the lawsuit based on a agreement between the parties.  Further, this litigation has been stayed pending a reexamination of the patents in question by the U.S. Patent and Trademark Office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the OTC Bulletin Board under the symbol "GPSN". The following table sets forth the high and low closing prices per share of our common stock. The prices represent prices between dealers, exclusive of retail markup, markdown or commission and do not necessarily represent actual transactions. There is no trading market for our outstanding preferred stock.

Year ended December 31, 2008
	High	Low
First Quarter	$ 0.060	$ 0.033
Second Quarter	$ 0.042	$ 0.021
Third Quarter	$ 0.040	$ 0.021
Fourth Quarter	$ 0.024	$ 0.010

Year ended December 31, 2007
	High	Low
First Quarter	$ .013	$0.07
Second Quarter	$ 0.16	$0.10
Third Quarter	$ 0.11	$0.08
Fourth Quarter	$. 0.09	$0.05

As of December 31, 2008, there were 542,499,653 Common shares outstanding and approximately 340 shareholders of record, not including holders who hold their stock in "street name".

Dividends

We have never paid any cash dividends on our Common stock.

Under the terms of the Series B Shares, we may not, without first obtaining the prior approval of the holders of a majority of the then outstanding Series B Shares, voting separately as a class, pay any dividends or distributions on any shares of our capital stock.

Recent Sales of Unregistered Securities

During the past three years we issued the following unregistered securities:

Issued in 2008:

•	On January 10, 2008, the Company issued 142,083,334 shares valued at $7,814,000 in relation to the Uplink asset acquisition; and

•	On February 29, 2008, the Company issued 400,000 shares valued at $18,000 for services rendered.

•	On August 14, 2008, the Company issued 191,000 shares valued at $6,000 for settlement of trade payables.

•	On August 20, 2008, the Company issued 622,000 shares valued at $18,000 for settlement of trade payables.

All of the foregoing shares were sold pursuant to an exemption available under Section 4 (2) of the Securities Act of 1933 (Securities Act) because the issuances did not involve any public offering.

Equity Compensation Plan Information

The information on the number of securities to be issued upon the exercise of the outstanding stock options,  the weighted-average exercise price of the outstanding Stock options; and the number of stock options remaining available for future issuance under our equity compensation plans is detailed in Footnote 13 of our Consolidated Financial Statements that appear elsewhere in the Annual report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the information in this Item 7 together with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under "Risk Factors" included in ITEM 1 and elsewhere in this Annual Report.

Management’s Discussion and Analysis of Results of Operations

Twelve-months ended December 31, 2008 compared to December 31, 2007

For the year ended December 31, 2008, we recorded total revenue of $13,490,000 compared to $7,266,000 during the year ended December 31, 2007. This $6,224,000 increase was due to an increase in 18-hole equivalent sales at higher average selling price per 18-hole equivalents and additional leasing/rental programs, service and maintenance contract revenues.  These increases were in part generated by the acquisition of GPSI Europe in October, 2007 and Uplink operations in January, 2008.

Cost of goods sold, as a percentage of revenue, was similar at 87% in both 2007 and 2008.

Selling, general and administrative expenses increased by $2,742,000 in 2008 to $10,490,000 from $7,748,000 in 2007.  The increase was due to the inclusion of GPSI Europe and Uplink operations in 2008 which caused the resultant personnel related costs, rent and utilities and office operations to increase due to the higher staffing levels and two additional offices. In addition, the Company was charged $1,041,000 in professional fees for third party interim management services paid for by a related party and costs incurred by two related parties.  Legal expenses increased from $360,000 in 2007 to $1,293,000 in 2008 due primarily to the legal costs incurred in the ProLink litigation.

Engineering and research and development expenses for the year ended December 31, 2008 decreased by $1,883,000 or 48% from$ 3,868,000 to $1,985,000.  During early 2007, the Company incurred significant product development costs for the development of the next generation of the Informer product, which was subsequently introduced to the market during the first quarter of 2008.  In addition, the Company recognized product development cost recoveries per a development agreement between the Company and one of its strategic development partners during the 2008 period.

Depreciation and amortization expense is primarily due to the amortization of the Company’s acquired patents, and also includes the depreciation of the Company’s property and equipment. Depreciation and amortization increased from $527,000 to $2,567,000. Most of the expense during 2008 is attributable to patent amortization. The increase is a result of the amortization of the estimated fair value assigned to the assets acquired as part of the Uplink and GPSI Europe transactions including certain patents, fixed assets and goodwill. All patents are being amortized over the remaining life of the patents.

In December 2007, the Company’s senior management committed to a restructuring plan involving the downsizing of the Company.  This plan included a process to terminate employees under a plan of termination and to rescind the Company’s acquisition of certain assets of Golf IT.  This restructure plan was executed in January 2008 and resulted in one-time termination expense of $427,000 and recognition of $664,000 in costs incurred to implement the Golf IT acquisition.  These costs have been included in restructuring costs in the consolidated statement of operations for the year ended December 31, 2007.  The Company incurred additional charges to income of $181,000 during the first quarter of 2008 to complete its restructuring plan.

In mid-2008, the Company began developing a plan to consolidate the majority of its remaining operation in Sarasota, Florida.  This plan was initiated in the fourth quarter of 2008 and is expected to continue into the first half of 2009.  The company estimates that the one time expenses remaining to be incurred in 2009 will be approximately $1,476,000.  These costs have been included in restructuring costs in the consolidated statement of operations for the year ended December 31, 2008.

The Company’s loss before other income (expense) increased by $3,185,000 from $12,306,000 in 2007 to $15,491,000 in 2008. The increase in loss from operations for 2008 was due to increased operating expenses of the Uplink and GPSI Europe operations. Higher operating expenses during this period were due to $1,553,000 increase in depreciation and amortization of intellectual property, and a $2,742,000 increase in selling, general and administrative expenses offset by a $1,883,000 million decrease in operations, engineering, research and development expenses. The year-to-year gross profit increased $790,000 due to more sales.

Interest and financing expenses increased from $636,000 in 2007 to $1,581,000 in 2008.  These costs increased primarily due to the $3,500,000 increase in its previous line of credit, and the $5,500,000 borrowing under a Convertible Promissory Note.

During the year ended December 31, 2008 the company incurred a foreign currency exchange gain of $401,000 compared to a loss of $618,000 in 2007. During 2008, the value of the U.S. dollar fluctuated against the Canadian dollar and the British Pound, and during the second half of 2008, gained strength, thereby causing us to record a substantial gain on our currency exchange whereas during 2007 the value of the U.S. dollar had decreased compared to the Canadian dollar.

The Company recorded a gain on extinguishment of debt of $49,000 for the year ended December 31, 2008 versus a gain of $1,968,000 in the same period in 2007.  In 2007, the gain was primarily due to the write-off of debt guarantees of discontinued operations reported in earlier periods.

At December 31, 2008 the Company recorded an impairment charge of approximately $14,324,000 primarily associated with the intangible assets that were purchased from Uplink in January 2008.  We initially recorded $7,455,000 of intangible assets in connection with the Uplink acquisition, primarily related to patents and technology that we acquired from Uplink.  Subsequently, management elected to focus on sales of its Inforemer™ GPS Management System and to decrease its focus on other products and technologies, including the Uplink products.  As a result, the Company elected to take the forgoing impairment charge, since the future utilization of the Uplink assets is in doubt.

Net loss was $30,881,000 for the year ended December 31, 2008 compared to $11,593,000 for the year ended December 31, 2007. The Company’s 2007 net loss applicable to common shareholders included a deemed preferred stock dividend of $12,500,000, whereas the Company’s 2008 net loss included an intangible impairment charge of $14,324,000.  No similar impairment was recorded during the 2007 period.

Liquidity And Capital Resources

We have incurred losses since our inception and expect to continue to incur losses in the near future.  Our auditors have issued a going concern opinion as a result of an inability to generate sufficient cash from operations to meet our current obligations.  GPSI has undertaken a restructuring of our operations to increase sales and reduce expenses, with the goal of reducing and eventually eliminating our operating losses.  However, there can be no assurance that we will be successful in these efforts.

We need a substantial amount of new funding to meet out cash requirements, including the repayment of debt, for the next 12 months and to fully implement our business plan during the next 12 months.  We currently are evaluating alternate sources and types of financing.

At December 31, 2008 the Company had cash and cash equivalents of $1,823,000 as compared to $1,488,000 as of December 31, 2007.

Net cash used by operating activities for the year ended December 31, 2008 was $9,037,000, as compared to $11,656, 000 during the twelve months ended December 31, 2007.  Net cash used in investing activities was $2,313,000 in 2008 as compared to $3,694,000 in 2007.  Net cash provided by financing activities was $11,685,000 for the 2008 fiscal period, as compared to $14,641,000 for fiscal 2007.  Financing activities in 2008 consisted primarily of  two debt financings totaling $12,000,000.

As of December 31, 2008 the Company had a working capital deficiency of $18,403,000 compared to $5,172,000 as of December 31, 2007.

Our ability to repay our accounts payable and other outstanding indebtedness, and our ability to maintain sufficient liquidity to continue our operations, is significantly dependent upon our ability to generate sufficient cash from sales in 2009 and beyond, supplemented by the Company’s ability to attract additional investment.  The Company is continuing to work with its existing investors to obtain further debt or equity funding that will provide longer-term liquidity although no assurance can be given that such funds will be available or, if available what the terms might be.

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements and notes thereto and the related reports  are attached to this Annual Report beginning at page F-1 and are incorporated herein by reference.

Filed herewith are the following financial statements:

GPS INDUSTRIES, INC.
FINANCIAL STATEMENTS

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GPS Industries Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GPS Industries Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GPS Industries Inc. at December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 1.   These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.
Independent Registered Public Accountants Orlando, Florida
April 14, 2009

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 1. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

 April 14, 2008
 New York, NY

GPS INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007
ASSETS	(In thousands, expect per share amounts)

Current Assets:
Cash	$1,823	$1,488
Accounts receivable, net	692	1,494
Inventories, net	4,311	3,011
Prepaid expenses and other current assets	312	459
Total current assets	7,138	6,452
Property and equipment, net	978	829
Third party leases with recourse, net	492	617
Intangible assets, net	2,831	2,723
Other assets, including deposits of $862 in 2008 and an advance of $946 in 2007	1,131	1,369
Total assets	$12,570	$11,990
LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$1,352	$3,342
Current maturities of long-term debt	6,818	37
Customer deposits	3,534	372
Accounts payable	5,522	4,478
Accrued liabilities	8,315	3,395
Total current liabilities	25,541	11,624

Long-term debt, net of current maturities	7,405	-
Other accrued liabilities, net of current maturities	1,830	880
Total liabilities	34,776	12,504

SHAREHOLDERS’ DEFICIT

Series B convertible preferred stock, $10 par value, 4,000,000 authorized, 3,244,089 and 3,124,089 issued and outstanding respectively	32,441	31,241
Class A common stock, $.001 par value, 1,600,000,000 authorized 542,499,653 and 399,203,369 issued and outstanding respectively	543	399
Accumulated other comprehensive income	722	722
Additional paid-in capital	77,896	70,052
Accumulated deficit	(133,808)	(102,928)
Total shareholders deficit	(22,206)	(514)
	$12,570	$11,990

See accompanying notes to these consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31
	2008	2007
	(In thousands, expect per share amounts)
Revenue	$13,490	$7,266

Cost of goods sold	11,773	6,339

Gross profit	1,717	927

Selling, general and administrative expenses	10,490	7,748
Engineering and research and development	1,985	3,868
Depreciation and amortization	2,080	526
Restructuring costs	1,476	1,091
Inventory impairment	1,177	-
	17,208	13,233
	(15,491)	(12,306)

Other Income (Expense):
Interest expense and finance costs	(1,581)	(636)
Goodwill and other intangibles impairment	(14,324)	-
Gain(loss) on foreign exchange	401	(618)
Gain on extinguishment of debt	49	1,968
Other Income	65	-
	(15,390)	714

Net loss	(30,881)	(11,593)

Deemed preferred stock dividend	-	(12,500)

Net loss applicable to common shareholders	$(30,881)	$(24,092)

Loss per common share
- Basic and diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding
- Basic and diluted	538,037,619	385,484,908

See accompanying notes to these consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, expect per share amounts)

	Series A		Series B		Class A
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balance December 31, 2006	-	-	1,874,089	18,741	343,441,885	343	53,457	722	(78,834)	(5,571)
Preferred shares issued for cash	-	-	1,150,000	11,500	-	-	-	-	-	11,500
Preferred shares issued for debt	-	-	100,000	1,000	-	-	-	-	-	1,000
Common stock issued for settlement of debt	-	-	-	-	40,808,955	41	2,706	-	-	2,747
Common stock issued for acquisition in subsidiary	-	-	-	-	11,000,000	11	994	-	-	1,005
Common stock issued for interest	-	-	-	-	2,907,529	3	302	-	-	305
Common stock issued for compensation expense	-	-	-	-	1,045,000	1	127	-	-	128
Other, Net	-	-	-	-	-	-	(34)	-	-	(34)
Net loss for the year	-	-	-	-	-	-	-	-	(11,593)	(11,593)
Deemed stock dividend	-	-	-	-	-	-	12,500	-	(12,500)	-
Balance December 31, 2007	-	$-	3,124,089	$31,241	399,203,369	$399	$70,052	$722	$(102,927)	$(513)
Preferred shares issued for acquisition of Uplink operations			120,000	1,200						1,200
Common stock issued for acquisition of Uplink operations					142,083,334	142	7,672			7,814
Common stock issued for settlement of debt					812,950	1	23			24
Common stock issued for compensation expense					400,000	1	17			18
Debt discount							1,009			1,009
Common stock issued for acquisition in subsidiary							(1307)			(1307)
Warrants issued for acquisition of Uplink operations							219			219
Stock options issued							211			211
Net loss for the year									(30,881)	(30,881)
Balance December 31, 2008	-	$-	3,244,089	$32,441	542,499,653	$543	$77,896	$722	$(133,808)	$(22,206)

See accompanying notes to these consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2008	2007
	(In thousands, expect per share amounts)
Cash Flow From Operating Activities
Net Loss	$(30,881)	$(11,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165	270
Provision for doubtful accounts	912	-
Amortization of convertible debt discount	177	-
Amortization of intangibles	1,402	257
Amortization of third party lessor recourse guarantees, net	(543)	-
Impairment of intangibles	14,324	-
Stock option based compensation	211	-
Gain on extinguishment of debt	(49)	(1,969)
Other non-cash expenses	42	238
Inventory impairment provision	1,177	-
Other	-	727
Changes in operating assets and liabilities:
Accounts receivable	(110)	(186)
Inventories	(1,688)	(1,576)
Prepaid expenses and current other assets	376	(71)
Customer deposits	3,162	224
Accounts payable and accrued liabilities	1,953	678
Other accrued liabilities	(667)	1,344
Net Cash Used in Operating Activities	(9,037)	(11,656)
Cash Flow From Investing Activities
Deferred product development costs	310	(413)
Investment in patents	(427)	(45)
Purchase of property and equipment	(488)	(1,096)
Cost of acquisition of subsidiaries, net of cash acquired	(1,708)	(1,333)
Investment in Optimal Golf Solutions Inc.	-	(807)
Net Cash Flow Used In Investing Activities	(2,313)	(3,694)
Cash Flow From Financing Activities
Proceeds of SVB revolving line of credit	6,500	-
Proceeds of convertible debenture issuance	5,500	-
Proceeds of other loans	1,860	1,520
Repayments on loans and bank indebtedness	(2,175)	(4,047)
Preferred stock issued for cash (net of costs)	-	16,168
Preferred stock issued for debt	-	1,000
Net Cash Flow Provided By Financing Activities	11,685	14,641

Net (Decrease)/Increase In Cash	335	(709)

Cash, Beginning of Year	1,488	2,196
Cash, End of Year	$1,823	$1,488
Supplemental disclosure of cash flow information:
Cash paid for interest	$649	$499
Cash paid for taxes	$-	$22
Non-Cash Investing And Financing Activities:
Common stock issued to settle liabilities	$42	$1,354
Common stock issued for investments	$7,814	$2,658
Deemed dividends on issuance of preferred stock	$-	$12,500
Note payable issued for accrued interest	$870	$-

See accompanying notes to these consolidated financial statements

GPS industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
1. Business and Basis of Presentation

Basis of Presentation

The consolidated financial statements include the operations of GPS Industries, Inc. (GPSI or the Company) and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred significant losses and had a working capital deficit at December 31, 2008 and 2007. The continued commercialization of the Company's technology is dependent on the Company's ability to successfully finance its working capital requirements through a combination of debt and equity financings, sales of its GPS systems and payments from distributors and potential strategic partners.

Business

               The Company is a global technology solutions provider with customizable, patent-protected applications in global positioning satellite (GPS) and Wi-Fi software and hardware for use with golf course operations and residential community developments.  GPSI’s primary business is the development and sale of the Inforemer HDX mobile display units along with the related infrastructure.  GPSI has offices in the United States, Canada and United Kingdom in order to focus on the geographic markets including North America, Europe and the Middle East with exclusive distributor arrangements covering Asia, South Africa, Australia and New Zealand. Business activities are divided between its Vancouver, Canada, Austin, Texas and Sarasota, Florida offices. The Company also owns 17.5% of GPSI Asia, its Asian distributor, which is accounted for at cost.

GPS Industries, Inc. was originally incorporated as Diversified Marketing Services Ltd. in 1996, subsequently changed its name to Inforetech Wireless Technology Inc. in 1999 and then to GPS Industries, Inc in 2004. GPSI common stock was first publicly traded on the OTC Bulletin Board in January 2000 and is currently trading on the OTC Bulletin Board under the symbol "GPSN."

In 2004 the Company acquired 100% of the common shares of Optimal Golf Solutions, Inc. (OGSI) for a total of $5,250,000 note plus interest of 4.75% on the principal balance outstanding, payable by a combination of cash and stock.

In January 2007 the Company paid $807,000 cash and issued 30,392,082 shares to satisfy the remaining liability for the purchase of OGSI. Full satisfaction of this liability will depend on the OGSI shareholders receiving sufficient funds from the sale of the issued shares to pay down the remaining liability in full. Assuming that the remaining shares are sold at the market price of the Company's stock at December 31, 2008, the remaining liability would not be satisfied in full from the sale of the shares issued.  Therefore, during the year ended December 31, 2008, the Company recorded an additional $1,307,000 in liability offset by a decrease in paid-in capital associated with the OGSI acquisition due to the decrease in the stock price below $0.054 to $0.011on December 31, 2008.  In February, 2009 the Company issued 12,000,000 additional common shares to partially satisfy the liability.  The Company could be required to issue further shares or pay the shortfall in cash for the second stock payment.

OGSI is engaged solely in the business of holding patents relating to GPS technology for the golf industry. A related party, Great White Shark Enterprises (GWSE) is entitled to 20% of all patent license payments received through December 31, 2008, after which their share of these fees increase to 40% for the remaining life of the patents. The Company has accrued this liability to December 31, 2008.

Effective October 18, 2007, the Company purchased 100% of the outstanding shares of capital stock of Direct Golf Services Limited (DGS) and Golf Academies Limited (GAL). DGS and GAL are registered companies in England and Wales, collectively GPSI Europe, whose principal activity is the sales and rental of golf equipment specifically golf distance-measuring devices using GPS technology throughout Europe.

On January 18, 2008, GPSI’s wholly owned subsidiary, GPS IT, LLC, acquired the operations, assets and assumed certain liabilities of Uplink Corporation (Uplink), which produced and sold global positioning satellite distance measuring systems, associated software, software development and service and maintenance contracts to golf course owners and operators. In particular, the acquisition added over 200 customers to GPSI’s customer base. For these factors, the Company purchased the Uplink business at a premium over the fair value of the net assets acquired.

Total consideration for the acquisition of Uplink was $21,240,000.  This consideration included, in part, the assumption of $9,403,000 in liabilities, the issuance of a note payable of $1,521,000 along with cash expenditures of $1,083,000, consisting primarily of $946,000 in advances to Uplink during the second half of 2007.  The remainder of the consideration resulted from the issuance of 142,100,000 Common shares valued at $7,814,000, 120,000 Series B Preferred shares with a par value of $1,200,000 and 4,918,000 Common stock warrants at an exercise price of $0.122 per share valued at $219,000. The shares of Common stock issued were valued at the average market price of GPSI Common shares ($0.055) for the 2 trading days before and after the announcement of closing of the acquisition on January 18, 2008.

As a result of the acquisition, Uplink’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition in 2008. The business combination was accounted for under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” The application of purchase accounting under SFAS No. 141 requires the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill. The Company completed its assessment and finalized the fair values of the assets acquired and the following table summarizes the Company’s best estimate of the purchase accounting, which, among other things, resulted in a restatement of certain assets and certain contingent liabilities on the balance sheet, and reclassified the related amortization from gross margin to selling, general and administrative expenses.

The following table summarizes the company’s original estimate of the purchase accounting at the date of acquisition:

Amount
($000's)
(unaudited)
Assets Acquired
Inventory	$789
Other current assets	76
Fixed assets	254
Third party leases with recourse, net	3,096
Other assets	861
Intangible assets	16,164
Total assets acquired	$21,240

Liabilities assumed
Accounts payable	$1,881
Accrued liabilities	1,521
Deferred revenue	5,523
Long-term debt	478
Total liabilities assumed	$9,403

Net assets acquired	$11,837

Upon closing, the Common shares issued were held in escrow as security of representations and warranties until March, 2009 when they were released.

The following unaudited pro forma condensed combined Statements of Income and notes thereto for the year ended December 31, 2008 and 2007, assume the acquisition occurred at January 1, 2007 except for the application of SFAS No. 141, the application of which is reflected in the adjustments column.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1, 2007 or, the future operations of the combined business.

	For the twelve month period ended December 31, 2007
	GPSI	Uplink	Adjustments	Proforma Combined
	(000's except per share data and number of shares) (unaudited)
Revenue	$7,266	$10,848	$(286)[a]	$17,828

Cost of goods sold	6,339	7,256	(170)[a]	13,425

Operating Expense
Selling, general and administrative	8,839	4,452	-	13,291
Research and development	3,868	1,171	-	5,039
Amortization of intellectual property	526	737	1,632 [b]	2,895
	$13,233	$6,360	$1,632	$21,225

Loss Before Other Income (Expense)	(12,306)	(2,768)	(1,748)	(16,822)

Other Income (Expense)	714	(459)	74 [a]	329

Net Loss Before Deemed Preferred Stock Dividend	$(11,592)	$(3,227)	$(1,674)	$(16,493)

Deemed preferred stock dividend	12,500	-	-	12,500

Net Loss	$(24,092)	$(3,227)	$(1,674)	$(28,993)

Net loss per common share, basic and diluted	$(0.06)		$(0.01)	$(0.05)
Weighted average common shares outstanding, basic and diluted	385,484,908		142,083,334 [c]	527,568,242

[a]	Elimination of inter-company revenues and expenses related to the settlement and acquisition of patent licenses by Uplink from GPSI

[b]
Amortization of the estimated amount of value ascribed to intangible assets and patents. For this purpose, it was assumed that approximately $8,150,000 would be allocated under SFAS No. 141 to such assets. It was further estimated that the useful life of these acquired assets would approximate 5 years. As such, for the purpose of the pro forma presentation, we estimated amortization expense of $1,224,000 for the twelve month period ended December 31, 2008.  As of December 31, 2008 the Company determined a portion of the intangible assets and patents were impaired and the unamortized portions were written off.

[c]	Adjustment to reflect shares issued on acquisition for the period presented as if acquisition happened at the beginning of period.

The finalized allocation of the UpLink purchase price resulted, among other things, in a reclassification that netted certain assets with certain contingent liabilities on the balance sheet, and reclassed the related amortization from gross margin to selling, general and administrative expenses.  The unaudited impact of these adjustments for each of the three quarters ended September 30, 2008 is as follows:
	Three months ending (unaudited)
	March 31, 2008			June 30, 2008			September 30, 2008
	As Reported	Reclass- ification	As Restated	As Reported	Reclass- ification	As Restated	As Reported	Reclass- ification	As Restated
Revenue	$2,666	$399	$2,267	$4,564	$566	$3,998	$4,793	$536	$4,275

Cost of Goods Sold	2,270	245	2,025	3,296	321	2,975	5,069	295	4,774

Gross profit (loss)	398	154	242	1,268	245	1,023	(276)	241	(517)

Operating expenses	3,339	(154)	3,185	4,827	(245)	4,582	3,762	(241)	3,521

Net Loss	$(2,943)	$-	$(2,943)	$(3,559)	$-	$(3,559)	$(4,038)	$-	$(4,038)

2. Summary of Significant Accounting Policies

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

System sales are derived from the sales of the Company’s product lines directly to end-user customers and third-party equipment lessors. Recurring revenues consist of (i) transactions which are recognized ratably over the end-user contract term from equipment sales to third parties that have a recourse component to the Company , (ii) revenues realized from the rental of Company owned equipment through either fixed rental payments or actual usage (iii) advertising revenues and (iv) service revenues. The Company recognizes revenue on certain contracts based on completion of major project milestones.  These project contracts are with a related party.

Rental income arises from the leasing of the Company’s golf equipment to customers. Lease terms are generally 60 months and are operating leases. Depreciation expense for assets subject to these operating leases is provided primarily on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount to its estimated residual value.

For certain long-term equipment lease contracts, the Company utilizes third-party financing entities to which the Company sells the equipment for a purchase price. The Company evaluates the rights of the financing entity in these transactions to determine the proper revenue recognition treatment.  For instances where the Company has guaranteed the lease rental payments in the event of customer default, revenue and product cost is deferred and is recognized ratably over the contract term.

Reclassifications

Certain reclassifications of items in the prior period's financial statements have been made to conform to the current year's presentation.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents, accounts receivable, and deposits.   The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. During the period ended December 31, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company’s accounts are held at financial institutions with the highest credit ratings.

Accounts Receivable.

The Company maintains an allowance for doubtful accounts based upon our estimates of amounts that will be realized from customers. The Company develops the allowance based upon our experience with specific customers and our judgment as to the likelihood of ultimate payment. Management considers the collection experience of the entire portfolio of our receivables and makes estimates regarding collectability based on trends in aging.

Inventories

The Company values inventories at the lower of cost (first-in, first-out basis) or market. Inventories are primarily comprised of finished electronic hardware, service parts and repair components.

The Company maintains inventory reserves based on periodic reviews of inventory during the year to identify inventory that was determined to be obsolete or unusable due to damage or due to incompatibility with the Company’s current and future product offerings. Additionally, we establish reserves for GPS units that were returned to inventory as a result of being swapped out or returned from golf courses and overstocked items.

Warranties

The Company establishes warranty reserves for each 18-hole equivalent sold. Management reviews each facility under service based on our experience with equipment and region. The Company charges cost of sales with the expenses of such service and amortize the previously established course reserves ratably over the following 12 months.

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

Impairment of Long-lived Assets

Management assesses the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising expense was approximately $20,000 and $353,000 for the years ended December 31, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred.  Such costs were approximately $225,000 and $598,000 for the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company periodically issues stock options and warrants to employees in non-capital raising transactions for services and for financing costs.

The Company expenses stock options and warrants under the provisions of SFAS No. 123(R), "Share-Based Payment". Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Consolidated Statements of Operations.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets arising from net operating loss carry forwards to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. (See Note 15)

Net Loss Per Common Share

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles . FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective November 15, 2008.  The Company is currently evaluating the effects, if any, that SFAS No. 162 may have on its financial reporting.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3 – NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period.  Diluted net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares and potential common shares.  Potential common shares consist of convertible preferred stock, and warrants computed using the if converted method, and stock options (vested and unvested) using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2008	2007
	($000 omitted, except for share data)
Basic
Net loss	$(30,881)	$(11,592)
Preferred dividends	-	(12,500)
Net loss applicable to common shareholders	$(30,881)	$(24,092)
Weighted average shares outstanding	538,037,619	385,484,908
Net loss per share	$(0.06)	$(0.06)

Diluted
Net loss	$(30,881)	$(11,592)
Preferred dividends	-	(12,500)
Net loss allocated to common shareholders	$(30,881)	$(24,092)
Weighted average shares outstanding	538,037,619	385,484,908
Effect of dilutive securities:	-	-
Employee stock options	-	-
Convertible preferred stock	-	-
Warrants	-	-
Dilutive potential common shares	538,037,619	385,484,908
Net loss per share	$(0.06)	$(0.06)

For the years ended December 31, 2008 and 2007, options to purchase 43,500,000 and 42,360,000 shares of Common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the years ended December 31, 2008 and 2007, the preferred series stock were not included in the computation of dilutive net loss per share because the effect would be anti-dilutive.

For the years ended December 31, 2008 and 2007 warrants to purchase 142,068,214 and 150,546,910 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at December 31, 2008 and 2007:

	2008	2007
	($000 omitted)
Accounts receivable	$1,938	$1,591
Allowance for doubtful accounts	(1,246)	(97)
	$692	$1,494

As of December 31, 2008 and 2007, accounts receivable included amounts due from related parties of $73,000 and $356,000, respectively.  At December 31, 2008 and 2007, substantially all of the Company's accounts receivable were pledged as collateral for a line of credit or notes payable.

NOTE 5 - INVENTORY, NET

Inventory consists of the following at December 31, 2008 and 2007:

	2008	2007
	($000 omitted)
Inventory Components	$3,993	$2,792

Completed Units	1,111	-
Deferred Installation Costs	1,551	407
	$6,655	$3,199
Less: Inventory Reserve	(2,344)	(188)
	$4,311	$3,011

Inventory components consist of the purchased parts necessary to assemble the Company’s systems.  Completed units consist of assembled and tested systems available to be installed.  Deferred installation costs consist of completed units in the process of installation and the costs associated with the installation. At December 31, 2008 and 2007, substantially all of the Company's inventory was pledged as collateral for a line of credit or notes payable.

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
	($000 omitted)
Office Furniture/Equipment	$1,935	$1,082
Course Assets	425	142
Software	239	156
Leaseholds	275	180
	2,874	1,560
Accumulated depreciation and amortization	(1,896)	(731)
Net Property and Equipment	$978	$829

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $ 593,000 and $270,000, respectively.

NOTE 7 - THIRD-PARTY LEASES WITH RECOURSE

During 2007, the Company entered into certain system sales agreements whereby the Company guaranteed the end user lease rental payment to a third-party financing company.  The Company deferred those costs; consisting principally of manufacture and installation costs, commissions and fees, and also the related revenues associated with the contracts and are recognizing them pro-ratably as the end user makes its lease payments.

Third-party leases with recourse consists of the following at December 31, 2008 and 2007:

	2008	2007
	($000 omitted)
Third-party leases with recourse	$692	$692
Accumulated amortization	(199)	(74)
Net third-party leases with recourse	$492	$617

Amortization related to third-party leases for the years ended December 31, 2008 and 2007 was $125,000 and $74,000, respectively.

NOTE 8 - INTANGIBLE ASSETS:

Intangible assets consist of the following at December 31, 2008 and 2007:

	2008	2007
	($000 omitted)
Patents	$4,041	$1,857
Goodwill	-	1,359
Other	351	310
	4,392	3,526
Less accumulated amortization	(1,561)	(803)
	$2,831	$2,723

Approximately $16,164,000 of intangibles were recorded in connection with the Uplink purchase in January 2008.  However, due to the continuing operating losses and the extensive restructuring of the Company by the new management team in the last half of 2008 it was determined that a substantial portion of the Company’s intangibles were impaired at December 31, 2008.  As a result the Company recorded a charge of $12,965,000 at December 31, 2008 to recognize the diminution of value of these assets.

In addition, the Company recorded a charge of $1,359,000 at December 31, 2008 to recognize the diminution of value of goodwill associated with GPSI Europe.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007
	($000 omitted)
Accrued restructuring costs	$1,450	$427
Accrued liability - Optimal acquisition	1,307	-
Accrued interest	887	1,123
Accrued professional fees	669	340
Deferred revenue	1,597	847
Inventory in transit	661	-
Accrued payroll related	521	425
Accrued warranty costs	430	80
Accrued other	797	153
Total accrued liabilities	$8,315	$3,395

Included in deferred revenue is the current portion, amounting to $1,200,000 and $847,000 at December 31, 2008 and 2007, respectively, of the long term deferred revenue (see Note 11).

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable – Notes payable consists of the following at December 31, 2008 and 2007:
	2008	2007
	($000 omitted)
12.0% to 18.0% Term notes, payable on demand, including $1,572,000 in 2007, payable to a director and shareholder	$1,244	$3,092

Bank overdraft credit facility, due on demand, interest only payments at 3.75% over the bank’s base rate (7% at December 31, 2008), collateralized by a debenture comprising fixed and floating charges over all the assets and undertakings of GPSI Europe	108	67

Revolving credit facility, retired March 2008	-	183
	$1,352	$3,342

The bank overdraft facility is comprised of a Sterling Overdraft, a Euro Overdraft and a USD Overdraft with a combined limit of £35,000 (an amount equivalent to $51,000 USD at December 31, 2008).

Long – Term Debt – Long term debt consists of the following at December 31, 2008 and 2007:

	2008	2007
	($000 omitted)
6% Revolving Line of Credit, retired in April 2009	$6,500	$-

7% Non-negotiable Convertible Promissory Note, convertible to Series C Preferred stock, principal and interest due in June 2011, net of unamortized discount of $832,000	4,668	-

7% Promissory Note to related party, principal and interest due in June 2011	2,337	-

7% Other Secured Promissory Note, due November 2011, convertible to Series C Preferred Stock	400	-

7% Note Payable to related party, payable in four equal quarterly installments through September 30, 2009	100	-

Other notes payable maturing through September 2009 with monthly principal and interest payments of $1,287	11	-

8% Fleet Rental Notes maturing through September 2011, with monthly principal payment ranging from $1,367 to $6,872 over the period	207	-

Term note payable, retired in June 2008	-	37
Total Long-term debt	14,223	37
Less: Current portion	6,818	37
Long-term debt, net of current maturities	$7,405	$-

In February 2008, the Company and Silicon Valley Bank (SVB) entered into a Loan and Security Agreement (SVB Agreement) pursuant to which the SVB agreed to make available to the Company advances under a revolving line of credit up to $3,000,000. The obligations of the Company under the SVB Agreement were collateralized in part by, a certificate of deposit in the principal amount of $1,500,000 provided by Hansen, Inc. and $1,500,000 personal guarantee by Douglas Wood, the Company’s interim Chief Executive Officer, member of the board of directors and a stockholder at the time. On March 30, 2008, Douglas Wood passed away.

 In May 2008, the Company and SVB entered into an amendment to the SVB Agreement pursuant to which SVB increased the revolving line of credit up to $6,500,000. The obligations of the Company under the amended SVB Agreement were collateralized in part by certificates of deposit in the principal amount of $3,5000,000 provided by GWSE and $1,500,000 provided by Hansen, Inc.

In January 2009, the Company issued a $3,500,000, 7%, convertible note payable to GWSE and a warrant to purchase up to 14,344,262 shares of the Company’s Common stock at $0.22 per share in exchange for GWSE liquidating the certificate of deposit and applying the proceeds against the SVB loan.

In April 2009, the Company issued a $1,500,000 note payable to Hansen, Inc. in exchange for it liquidating its certificate of deposit and applying the proceeds against the SVB loan.  Simultaneously, the Company issued a $750,000 note payable to the Estate of Douglas Wood in exchange for cash and the Company paid off the remaining $1,500,000 of the SVB loan.  Both of the notes, aggregating $2,250,000, bear interest at 4.5% payable monthly and mature in June 2011.

In June 2008, the Company entered into an agreement with Tulip Group Investments Limited (Tulip Group) pursuant to which the Tulip Group loaned to the Company $5.5 million pursuant to a Non-negotiable 7% Convertible Promissory Note. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued simple interest is payable on June 12, 2011.  At any time prior to maturity, the Tulip Group has the right to convert all or a portion of the Note into shares of a yet to be created Series C Preferred Stock at a conversion price of $10.00 per share and shares of Common Stock at a conversion rate of $0.031 per share, subject to certain adjustments. The Series C Preferred Stock will have a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the Series B Preferred Stock with respect to liquidation. Upon conversion, the holders of the Series C Preferred Stock will have limited and specified voting rights and a conditional right to elect one director. Upon conversion of the Note, the Company will issue to the Tulip Group a warrant granting the Tulip Group the right to purchase up to 22,540,983 shares of Common Stock at a price of $0.122 per share. As part of the transaction, the Tulip Group entered into a Purchase Option Agreement with Leisurecorp and GWSE, whom together have appointed three members of the Company's Board of Directors, pursuant to which the Tulip Group was granted the exclusive right and option to purchase shares of the Company’s Common Series B Preferred Stock and warrants to purchase shares of Common Stock from Leisurecorp and GWSE.Stock.

In November 2008, the Company and Green Tulip Enterprises, Ltd (GTE) entered into a loan agreement, which provides GTE will advance the Company up to $3,600,000 in monthly installments of $100,000.  GTE is not obligated to advance any funds. However, those funds that are advanced are convertible into shares, at $10.00 per share, of the Company’s yet to be designated Series C Preferred stock and into shares, at $0.031 per share, of the Company’s Common stock.

In November 2008, the Company issued a 3 year promissory note in the amount of $2,337,000 to Estate of Doug Wood for the settlement of current amounts due to the Estate. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued unpaid interest is payable on June 12, 2011.

Substantially all of the Company’s assets are pledged as collateral under the various loan agreements.

The future maturities of long-term debt (000, omitted) at December 31, 2008 are as follows:

Total

2009	$6,819
2010	-
2011	8,236
15,055
Less: unamortized Discount	(832)
Total	$14,223

NOTE 11 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007
	($000 omitted)
Estimated recourse liability	$1,428	$-
Third-party lease rental agreements	747	1,082
Other deferred revenue	855	645
Total Other Accrued Liabilities	3,030	1,727
Less: Current portion	1,200	847
Total Long-term Other Accrued Liabilities	$1,830	$880

Other accrued liabilities at December 31, 2008 are scheduled to mature as follows:

Year Ended December 31,	Total
2009	$1,200
2010	928
2011	522
2012	313
2013 and thereafter	67
$3,030

During 2007, the Company entered into certain system sales agreements whereby the Company guaranteed the end users lease rental payments to a third-party financing company.  The Company recognizes revenue ratably over the term of the contracts for the end user under their payments.

The Company has recorded an estimated recourse liability for the third-party lessor recourse and residuals that it assumed as part of the Uplink acquisition.  This liability, exclusive of the residual portion, is amortized over the remaining lease term as an offset to selling, general and administrative expense.  The Company also assumed $848,000 of holdbacks by the third-party lessor which are included in deposits at December 31, 2008.  These holdbacks will be available to the Company once all of the leases with the third party are concluded.

NOTE 12 - SHAREHOLDERS' DEFICIT

Preferred stock

In connection with the December 2006 purchase of Series B shares by GWSE and Leisurecorp, LLC (Leisurecorp) the Company agreed to grant them each a right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in the Series B shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp exercised the foregoing option in April 2007 to purchase 1,250,000 Series B shares and warrants to purchase up to 51,229,508 shares of Common stock for a total purchase price of $12,500,000. Leisurecorp purchased its Series B Shares and warrants by delivering a $10,000,000 interest-free promissory note that was paid in full with three installments during 2007.   GWSE purchased its Series B shares and warrants in exchange for $1,500,000 in cash and the cancellation of $1,000,000 of outstanding indebtedness the Company owed to GWSE.

In January 2008, the Company issued 120,000 shares of the Series B Preferred Shares with a par value of $1,200,000 and warrants to purchase up to 4,918,033 shares of Common stock in relation to the Uplink acquisition.

As part of the Tulip Group financing in June 2008, the Company issued a Non-Negotiable Convertible Promissory Note that granted the Tulip Group the right to convert all or a portion of the note into shares of a yet to be created Series C Preferred Stock at a conversion price of $10.00 per share and shares of Common Stock at a conversion rate of $0.031 per share, subject to certain adjustments. The Series C Preferred Stock will have  a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the Series B Preferred Stock with respect to liquidation. Upon conversion, the holders of the Series C Preferred Stock will have limited and specified voting rights and a conditional right to elect one director. Upon conversion of the note, the Company will issue to the Tulip Group a warrant granting the Tulip Group the right to purchase up to 22,540,983 shares of Common Stock at a price of $0.122 per share. As part of the transaction, the Tulip Group entered into a Purchase Option Agreement with Leisurecorp and GWSE, both major shareholders who collectively have the direct right to appoint the three outside directors pursuant to which the Tulip Group was granted the exclusive right and option to purchase shares of the Company’s Common Stock, Series B Preferred Stock and warrants to purchase shares of Common Stock from Leisurecorp and GWSE. As a result of the Tulip Group financing, the Company recorded a beneficial conversion feature related to the effective conversion price that is lower than the price of the common stock on the transaction date. The beneficial conversion feature was recorded at initial value of $1,009,000 as debt discount on the Tulip Note and is being amortized into interest expense throughout the term of the Note. Interest expense recorded as a result of amortization of this convertible debt discount during the year ended December 31, 2008 was $177,000 and the unamortized balance of debt discount at December 31, 2008 was $832,000.

The Certificate of Designation of the Company's Series B Convertible Preferred Stock contains provisions lowering the applicable conversion price thereof (on a weighted average basis) in the case of certain issuances of derivative securities where the conversion price of such securities is lower than the conversion price of the Series B Preferred Stock. The Non-Negotiable Convertible Promissory Note issued to the Tulip Group permits the holder to convert all or any portion of the note into, among other things, shares of the Company's Common Stock at a conversion price lower than the Series B conversion price. Accordingly, the Company may be required to adjust the conversion price of the Series B Preferred Stock.

During the year ended December 31, 2007 the Company recorded a deemed preferred stock dividend of $12,500,000.  The deemed dividend does not represent an actual cash dividend paid on shares but is the result of the issuance of the Preferred Series B shares and warrants for the cash equity and debt conversion investment that occurred during 2007 which are convertible at a favorable rate as compared to the market price of the stock on the date of issuance. A portion of the cash received and debt converted has been assigned to the fair market valuation of the warrants issued with the Series B shares. The remaining portion is compared to the fair market value of the Series B shares issued. The difference arising from this comparison, together with the fair market value of the warrants, has been treated as a deemed dividend issued on the Series B shares.

The Series B shares provide the holders thereof with significant rights, including the right to elect three of GPSI's Board of Directors and the right to approve various corporate and business actions of GPSI.

The Company also has a registration rights agreement and a shareholder agreement with GWSE, Leisurecorp, and two of our former Chief Executive Officers.

Common Stock Purchase Warrants

During the year ended December 31, 2008, the Company issued 4,918,000 warrants at $0.122 associated with the acquisition of the Uplink operations.  The valuation was based upon a Black-Scholes calculation, assuming a 5 year life, a risk free rate of return of 1.22% and a volatility of 134.00%

During the year ended December 31, 2007, the Company issued 51,229,509 warrants at $0.122 associated with the sale of 1,250,000 Series B Preferred shares and various debt conversions.  The valuation was based upon a Black-Scholes calculation, assuming a five-year life, a risk free rate of return of 5.00% and a volatility of 159.00%.

The Company issued a Non-Negotiable Convertible note during 2008 with warrants contingently issuable; such warrants are not effective until the note is converted.

A reconciliation of warrant activity is as follows:

	Number of Shares Issuable	Weighted Average Exercise Price
Balance at January 1, 2007	104,454,945	$0.139
Granted	51,229,509	0.122
Exercised	-	-
Expired	(5,137,544)	6.684
Balance at December 31, 2007	150,546,910	$0.133
Granted	4,918,000	0.122
Exercised	-	-
Expired	(13,396,696)	0.186
Balance at December 31, 2008	142,068,214	$0.127

The following table summarized warrants outstanding and exercisable as of December 31, 2008:

Exercise Price	Number of shares underlying Warrants	Weighted-average remaining contractual life (in Years)	Number of shares Exercisable
$0.25 - $0.15	6,666,667	0.15	6,666,667
$0.124 - $0.055	135,401,547	2.87	135,401,547
	142,068,214	3.02	142,068,214

Common Stock Options

In 2000, the Company adopted the 2000 Stock Option Plan (2000 Option Plan). Under the 2000 Option Plan the Company is authorized to issue a total of 10,000,000 shares as either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options to our officers, directors, employees, consultants and others performing services for us. The 2000 Option Plan is administered by the Company’s Board of Directors.

As of December 31, 2008, there were outstanding options under the 2000 Option Plan to purchase approximately 8,350,000 shares of the Company’s Common stock at a weighted-average exercise price of approximately $0.0496 per share. No options were exercised during the year ended December 31, 2008 and 3,010,000 options were cancelled in the year upon termination of various employees.

Stock option activity, under the plan, is summarized as follows:

	Weighted number of shares Issuable	Weighted average Exercise price
Balance January 1, 2007	9,690,000	$0.0694
Granted	-	-
Exercised	-	-
Expired	(2,330,000)	0.0648
Balance December 31, 2007	7,360,000	$0.06045
Granted	4,000,000	0.0385
Exercised	-	-
Expired	(3,010,000)	0.0612
Balance December 31, 2008	8,350,000	$0.0496

At December 31, 2008 the market value of our common stock was $0.011; accordingly there was no intrinsic value to these options.

The following table summarizes the outstanding and exercisable options under the plan as at December 31, 2008:

Exercise Prices	Number shares issuable under outstanding option	Weighted-average Remaining Contractual Life	Number Exercisable
$0.031 – 0.061	4,000,000	2.13	4,000,000
$0.05 - 0.08	3,350,000.95		3,350,000
$0.06	1,000,000	2.41	1,000,000
	8,350,000		8,350,000

In late 2007 the Board of Directors approved an additional 40,000,000 options for issuance under a new stock option plan. As of December 31, 2008, the new plan has not been developed and, accordingly, no options have been issued under the proposed plan.

In 2006, outside of its 2000 Option Plan, the Company granted to its former Chief Executive Officer five year options to purchase up to 15,000,000 shares of the Company’s Common stock.  These options were issued at an exercise price of $0.074 and vested immediately. In 2007, outside of its 2000 Option Plan, the Company granted to the former Chief Executive Officer a four-year option to purchase on a cashless exercise basis up to 20,000,000 shares of the Company’s Common stock. These options were issued at an exercise price of $0.06 and vested as part of his severance agreement finalized in November, 2008.  These options resulted in an administrative cost of $139,000 for the year ended December 31, 2008 and such costs were charged against a previously established reserve.   Fair value was determined with the use of a Black-Scholes valuation model with 3 year life, 1.66% risk free rate, and volatility of 117.48%.

In 2008, the Company granted to its new Chief Executive Officer 30 and 36 month options to purchase up to 4,000,000 shares of the Company’s Common stock.  These options were issued at an exercise price of $0.031 and $0.061 and were all vested at December 31, 2008.  These options resulted in an administrative cost of $72,000 for the year ended December 31, 2008.  Fair value was determined with the use of a Black-Scholes valuation model with 2.5 to 3.0 year life, 5.00% risk free rate, and volatility of 107.14%.  In addition, this executive has an aggregate of 56,000,000 additional options that might be available to him based on various terms of his employment contract.

NOTE 13 - RESTRUCTURING COSTS

During 2008 the Company recorded $1,476,000 in restructuring charges which consisted principally of severance benefits resulting from the plan to downsize and realign the ongoing operations adopted by the new management team in 2008.

In 2007, restructuring costs included $427,000 for accrued severance benefits resulting from the downsizing of current operations, and $664,000 related to an acquisition the Company rescinded in 2007.

NOTE 14 - GAIN ON EXTINGUISHMENT OF DEBT

During the year ended December 31, 2008 the company settled various trade debts through the issuance of common stock.  These transactions resulted in a net gain on extinguishment of debt amounting to $49,000.

During the year ended December 31, 2007 the Company extinguished $2,309,000 of debt of a subsidiary which had arisen from discontinued operations prior to 2007 under Chapter 7 relief of the Federal bankruptcy laws.  The Company also settled various other trade debts and loans payable in 2007 by issuance of common stock. These transactions resulted in a net loss on extinguishment of debt amounting to $341,000.

NOTE 15 - INCOME TAXES

The Company is subject to United States Federal income taxes at an approximate rate of 35%.  However, for the years ended December 31, 2008 and 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The reconciliation of the provision (recovery) for income taxes, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2008	2007
	($000 omitted)
Expected (Benefit) at U.S. Statutory Rates	$(10,808)	$(4,057)
Other	7,880	104
Change in Valuation Allowance	2,928	3,953
Income Tax Provision (Benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not, that realization will not occur. Significant components of the Company's deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	($000 omitted)
Net Operating Loss Carryforwards	$23,432	$19,452
Other	1,528	2,580
Valuation Allowance	(24,960)	(22,032)
	$-	$-

The Company has net operating losses for United States income tax purposes of approximately $67,000,000, which will expire through the year 2028. The use of the United States loss carry-forwards may be limited in any given year as a result of previous changes in ownership.

NOTE 16 – OTHER RELATED PARTY TRANSACTIONS

During 2007, the Company entered into a contract (2007 Contract) with Leisurecorp to design, supply, deliver and install a Wi-Fi network and GPS management system for a golf estates project in Dubai. In June 2008, the Company and Leisurecorp expanded this contract whereby it has agreed to deliver four separate and distinct solutions to the customer, a utilities management application, an asset tracking solution, an amenities management system and an Community Management system at an aggregate value of approximately $7,000,000. The total consideration for this transaction was established and agreed to by the related parties; however, management believes it is substantially similar in pricing to that which would have been agreed to by independent parties. For the period ending December 31, 2007, the Company has recognized $383,681 in revenue for completion and delivery of the first milestone in the contract.  During 2008, the Company received deposits from Leisurecorp aggregating $2,144,000 and recognized revenue of $305,000 associated with the completion of a significant milestone under this contract.   At December 31, 2008 $1,839,000 is included in the customer deposits.

As of March 2009, the Company received $1,580,000 of additional advances under the 2007 Contract.  In March 2009, the Company and Leisurecorp entered into an agreement which terminated in 2007 Contract and released both parties from all obligations.  In addition, the Company agreed to provide two eighty cart GPS system to Leisurecorp in July 2009.  Leisurecorp paid $575,000 in consideration for the transaction, mutual release and the two GPS systems.

In 2008, the Company was charged $820,000, primarily for the cost of the interim management company paid by Leisurecorp on behalf of the Company.  At December 31, 2008 the $820,000 owed to Leisurecorp, along with $1,200,000 which is payable to GWSE, is included in accounts payable.

In the twelve months ended December 31, 2008, the Company entered into several transactions with GPSI Asia, Ltd., a company which GPS Industries owns a 17.5% interest. The total consideration for these transactions were established and agreed to by the related parties; however, management believes that they are substantially similar in pricing to that which would have been agreed to by independent third parties. The Company paid GPSI Asia $140,000 for consulting services performed during the period. These expenses have been recorded in operating expenses. The Company has recorded GPS system sales revenue in the amount of $300,000 for GPS systems sold and delivered to GPSI Asia during 2008. These GPS system sales were done under terms of a Master Supply Agreement between the Company and GPSI Asia, Ltd. In addition, the Company recorded $47,000 in commission expense and $46,000 in installation expense for work performed by GPSI Asia. The Company also prepaid, to GPSI Asia, $78,000 for installation services performed in China, which is recorded in prepaid expenses and other current assets in the Company’s balance sheet at December 31, 2008. Included in accounts payable at December 31, 2008 is $59,000 due to GPSI Asia.

In November 2008, the Company entered into Master Purchase Agreement (Purchase Agreement) with Green Tulip, Inc. (GTI) and Green Tulip Enterprises Ltd. (GTE) pursuant to which the Company has the right to request that GTI and/or GTE purchase equipment of the Company relating to GPS devices for use on golf courses. Any purchase will be pursuant to a purchase supplement, which will cover the terms and conditions of any purchase. GTI and/or GTE will lease the purchased equipment to golf courses. The Purchase Agreement provides for a maintenance agreement between the Company and the prospective lessee. Pursuant to the Purchase Agreement, the Company, until the earlier of the third anniversary of the Purchase Agreement or the execution of at least 100 purchase supplements, has granted to GTI and GTE the first right to provide lease financing services with respect to the Company’s equipment.

The Company has an employment agreement with its CEO which, among other things, provides that the CEO may retain his direct and indirect interest in certain GPS golf course equipment.  This includes approximately 2,000 video displays in North America and 700 outside of North America.  The CEO has agreed to assign his rights in all of the advertising revenues derived from his equipment.   In addition, the CEO agreed to negotiate and split the service and support revenue received on this equipment and, in exchange, the Company will provide the service and support at the courses where the CEO’s equipment is located.  At December the Company had paid a third party consultant $51,000 to service these units and had received no revenue associated with the equipment.

In January 2009, the Company issued a perpetual, non-terminal, royalty-free limited license in one of the Company’s patents to Golfview Investors, LLC (Golfview) in exchange for a fifty percent interest in Golfview.  The remainder of the Golfview’s investors consists of entities owned or controlled by the Company’s Chief Executive Officer and the principals of Tulip Group.

The Company also leases a portion of its executive offices in Sarasota from a company related to the Company’s CEO.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office premises and certain of its office equipment under operating leases with various expiration dates to 2011. Rent expense for the years ended December 31, 2008 and December 31, 2007 was $487,000 and $186,000, respectively. The future minimum lease commitments under the leases ($000, omitted) at December 31, 2008 are as follows:

Total
2009	$110
2010	110
2011	44
Total	$264
Guarantees

In 2007, the Company entered into sales agreements with two golf courses in which the Company guaranteed that the golf courses would achieve minimum annual cash flows from rental of advertising space on their product. If these minimum levels are not achieved during the period, the Company is required to compensate the golf courses for any shortfall. During the years ended December 31, 2008 and 2007 the advertising revenue failed to reach the minimum guarantee cash flow. As a result, the Company charged $45,000 and $75,000, respectively, to operations in recognition of this guarantee short-fall.  At December 31, 2008 and 2007 the Company has recorded an outstanding liability in other accrued liabilities of $120,000 and $75,000, respectively associated with these guarantees.

The future maximum liabilities, associated with these guarantees ($000 omitted) at December 31, 2008 are as follows:

Total
2009	$45
2010	45
2011	45
2012	45
2013	45
Total	$225
Legal Proceedings

On August 1, 2007, CCG Investor Relations, Inc. (CCG), filed a complaint against the Company, in the Los Angeles Superior Court for alleged breach of contract. CCG claims the Company breached a consulting agreement by failing to pay monthly consulting fees, and claims $101,000 in damages. On April 25, 2008, the Company and CCG agreed to settle the matter for $25,000, and the lawsuit was dismissed with prejudice.

On October 29, 2007, Optimal I.P. Holdings, L.P. (Optimal) initiated arbitration proceedings in Austin, Texas against the Company alleging breach of a Patent Enforcement Cooperation Agreement between the two Companies.  On November 16, 2007 the Company responded to the arbitration demand by objecting to the jurisdiction of the American Arbitration Association (AAA) over the dispute and further denying all material allegations of the demand.  On May 25, 2008 the arbitrator ruled that the AAA did not have jurisdiction over the arbitration proceedings and dismissed the proceeding.

On July 7, 2008, Charles Huston and Daryl Cornish filed a lawsuit in State Court in Texas alleging, among other things, breach of the Stock Purchase Agreement, as amended, relating to the purchase by the Company of the capital stock of OGSI.

On July 9, 2008, Optimal initiated arbitration proceedings in Chicago, Illinois against the Company alleging breach of a Patent License Agreement between the two Companies.

In January 2009, the Company settled all of the above-referenced actions with Optimal, Huston and Cornish. The terms of the settlement reached with Optimal provide that:

•
The Stock Purchase Agreement was amended by adding provisions (a) issuing a promissory note convertible into shares of the Company’s Common stock at a fixed conversion price of $0.031 per share; (b) GPSI agreeing to remove the restrictive legend from 30,392,082 GPSI shares of Common stock previously issued to Optimal; and (c) GPSI agreeing to issue 12 million restricted shares of Common stock as payment against accrued interest. The Stock Purchase Agreement was also amended to specify lock up and leak out provisions governing Optimal’s disposition of GPSI shares of Common Stock.

•
The parties also entered into a Replacement License Agreement which supercedes the previous license agreement and specifically describes the parties agreement regarding handheld devices.  Under the new license agreement, the parties have agreed that each party may distribute handheld devices through each Company’s own distribution channels (in the case of GPSI, not until July 2009) and that each Company may sublicense one company that is not in either company’s distribution channel to exploit the “software only” field; i.e., software downloaded to a portable device to determine distances on a golf course.

On November 1, 2007, ProLink  filed a patent infringement lawsuit against the Company and Uplink. The compliant alleges that the Company, Uplink and one of each of the Company’s and Uplink’s customers have infringed U.S. Patent No. 6,525,690, which is directed to a method of determining locations and distances using specific GPS-based methodologies. The complaint also charged Uplink with infringement of U.S. Patent No. 6,236,940 and 6,470,242 which relate to a monitor for displaying distances and other golf course information. The complaint further seeks a declaratory judgment that ProLink has not infringed U.S. Patent No. 5,685,786 and that this patent is invalid; however, the federal judge presiding summarily dismissed all ProLink requests for declaratory judgment regarding U.S. Patent No. 5,685,786.  By virtue of the Asset Purchase Agreement between the Company and Uplink, as amended effective January 18, 2008, the Company has assumed any liability of Uplink and has agreed to defend and indemnify Uplink at the Company’s expense. In addition, the Company intends to indemnify and defend both its customer and Uplink’s customer in connection with the litigation. The Company intends to vigorously defend this lawsuit.

On July 16, 2008, the Company, filed suit for patent infringement in the United States District Court for the Northern District of Illinois against ProLink , ProLink Solutions, LLC, ABC National Television Sales, Inc., and LinksCorp, Inc. The suit alleges infringement of U.S. Patent No. 5,685,786, which relates to on-screen display of centrally transmitted advertising and tournament standings information. The Company has also asserted U.S. Patent No. 5,438,518, which relates to the Company’s position-based hole advance and screen scrolling technology. The Complaint also alleges that the ProLink and its related companies have made false representations in the marketplace and in connection with financing activities that they own rights in the U.S. Patent No. 5,438,518, when in fact they hold no interest in the patent and are not authorized to utilize the technology it covers.  ABC has since been dismissed from the lawsuit based on a agreement between the parties.  Further, this litigation has been stayed pending a reexamination of the patents in question by the U.S. Patent and Trademark Office.

The Company may occasionally become subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible for Management  to predict with any certainty the outcome of any disputes that may arise, and Management cannot predict whether any liability arising from claims and litigation will be material in relation to the Company’s consolidated financial position or results of operations.

NOTE 18 – OTHER SUBSEQUENT EVENTS

               As of March 2009, the Company received an additional $2,155,000 in deposits on the long-term contract with Leisurecorp.

In February 2009 the Company issued 12,000,000 shares of its Common stock in the settlement of accrued interest to the former OGSI shareholders and 9,000,000 shares to satisfy certain trade debt, consulting fees and revenue costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 5, 2008 the Company’s then Principal Accountant, Sherb & Co. was terminated. On December 8, 2008 the Company engaged Moore Stephens Lovelace to serve as its Principal Accountants.  The decision to change accountants was approved by the Board of Directors.   Sherb & Co., opinion for December 31, 2007 and 2006 contained a going concern question.  There was no disagreement with Sherb & Co. with respect to accounting principles or practices, financial statement disclosure, auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management's is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant. The Company’s management, including the Principal Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a - 15(b). Based upon the evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls are not effective and contain significant deficiencies, in part as a result of the material weakness discussed below.

The report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2008:

•
The Company has engaged in a number of related-party transactions.  Additionally, certain of the Company’s executive, directors and shareholders have outside business interest that could conflict with the priorities of the Company.

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

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company. During 2008 and continuing in 2009, the Company has undertaken steps necessary to improve the control environment that include:

•	The Company implemented a new accounting system to more effectively manage expenditures and analyze results against budgets and plans.
•
Engaged Deloitte Touche, LLP to assist in the assessment, development and implementation of internal controls and business process documentation.  The Company has started to develop a top-down, risk-based approach to SOX compliance that focuses on key controls and high-risk areas.  This effort was suspended during the third quarter as the Company focused on the integration of Uplink into the GPS Industries organization.

•	The Company has hired a permanent Chief Executive Officer.
•
The Company reconstituted and enhanced the Board of Directors with the appointment of Tony Sole, CFO of Leisurecorp, Declan Hogan, Senior IT Manager, Leisurecorp, and David Chessler, CEO of GPS Industries.

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

Changes in Internal Controls

The Company has continued to take remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. During the six months of 2008, the remediation efforts were slowed as a result of trying to integrate the operations of the Uplink acquisition and to streamline the resulting organization.  We will continue to work on the elimination of control weaknesses and deficiencies noted.

ITEM 9B. OTHER INFORMATION

Item 2.05 Costs Associated with Exit or Disposal Activities.

In December 2007, the Company’s senior management committed to a restructuring plan (2007 Plan) involving the downsizing of the Company. This plan included a process to terminate employees under a plan of termination and the rescinding of the Golf IT Asset Purchase Agreement. This restructure plan was executed in January 2008 and resulted in one-time termination expense of $427,000 and recognition of $664,000 in costs incurred to affect the Golf IT acquisition. These costs have been included in restructuring costs in the consolidated statement of operations for the year ended December 31, 2007.  The Company incurred additional charges to income of $181,000 during the first quarter of 2008 to complete its 2007 Plan.

In mid-2008, the Company decided to consolidate its operations and committed to a plan (2008 Plan) to outsource its manufacturing operations and consolidate the majority of its remaining operation in Sarasota, Florida.    This plan was initiated in the fourth quarter of 2008 and is expected to continue into the first half of 2009.   The Company estimates that the 2008 Plan expenses remaining to be incurred in 2009 will be approximately $1,476,000.  These costs have been included in Restructuring Costs in the Consolidated Statement of Operations for the year ended December 31, 2008.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the names and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Position

Tony Sole	Chairman of the Board of Directors

Bart Collins	Director

Declan Hogan	Director

David Chessler	Chief Executive Officer

Benjamin E Porter	Chief Operating Officer

Russell R Lee III	Chief Financial Officer

Alex Doaga	Vice President, Chief Technical Officer

Tony Sole, Chairman of Board of Directors.  Mr. Sole was appointed to the Board of Directors and elected as Chairman in June 2008 pursuant to the Securities Purchase Agreement dated as of November 13, 2006 (the “Purchase Agreement”), between the Company, GWSE and Leisurecorp.  Mr. Sole has not had any relationship with, or engaged in any transaction with the Company during the past two years.  From June 2000 to February 2008, Mr. Sole was the Chief Financial Officer of Dubai Aluminum Company Limited, and since February 2008, Mr. Sole has been Chief Financial Officer of Leisurecorp.

Bart Collins, Director. Bart Collins has served as a Director of GPSI since January 26, 2005. Mr. Collins is President of GWSE, a multi-national corporation founded by Greg Norman in 1993. GWSE is involved in the areas of golf course design, residential development, turf grass development, golf events, golf equipment, merchandising and licensing. Having worked in some capacity with Greg Norman since 1987, Mr. Collins was retained on a full time basis by GWSE in 1995 as an International Vice President based in Sydney, Australia, overseeing GWSE's interests in the Asia-Pacific region. In 1997 Mr. Collins moved into his current position in Jupiter, Florida. Prior to joining GWSE, he spent 12 years with the sports conglomerate International Management Group (IMG) that he joined in 1983 and became a Vice President. At the age of 31 he established and managed IMG's operation in Southeast Asia from their offices in Singapore. Mr. Collins graduated from Wittenberg University in 1983.

Declan Hogan, Director.  Mr. Hogan was appointed as a Director of GPSI in June 2008 pursuant to the Securities Purchase Agreement dated as of November 13, 2006 (Purchase Agreement), between the Company, GWSE and Leisurecorp.  Mr. Hogan has been Senior IT Manager of Leisurecorp since February 2007.  Prior thereto, from 1999 to December 2007, Mr. Hogan was a senior solution designer and project manager for Optus Telecommunications of Sydney Australia.  Mr. Hogan has not had any relationship with or engaged in any transactions with the Company during the past two years.  Mr. Hogan holds a B.A. in Anthropology and Post Grad diploma in Communications from the National University of Ireland, Maynooth, Co. Kildare, Ireland.

David Chessler, Chief Executive Officer. Mr. Chessler began his career as an entrepreneur, taking several companies from start-up to sale between 1991 and 2002.  Mr. Chessler has been the managing member of DC Leasing, LLC since January 2003.  DC Leasing and their subsidiaries hold and manage many different assets from RFID asset tracking tags developed to track valuable assets as they were moved throughout global locations, to asset based debt lending, GPS golf course leasing, reverse mergers, land banking and a diverse variety of strategic lending.  From March 1993 to October 2002 Mr. Chessler was the CEO and Founder of ParView, Inc., which manufactured GPS golf system mounted in the roof of the golf cart.  Mr. Chessler oversaw day-to-day operations, capital raising and strategic relationships.  In January 2003, Mr. Chessler formed Global Asset Tracking, LLC, a technology company funded by Yamaha to develop an asset tracking tag to manage inventory control for their product lines.  Mr. Chessler continued to expand his investment portfolio and formed multiple investment companies that held a variety of assets from real estate ventures to individual company loans.

Benjamin E. Porter, Chief Operating Officer. Mr. Porter was appointed in February 2009.  Mr. Porter founded Golf Academies Ltd in the UK in 1997 and, since its inception through the present, has directed the operations and sales of that company as the Managing Director.  That company markets and distributes technology products for golf including simulators, digital video arrangements, analyzers and global positioning satellite systems.  Golf Academies became the exclusive European and Middle East distributor for GPS Industries in 2004 and was acquired by the Company in 2007; since the acquisition, Mr. Porter has continued in the role he occupied prior to the acquisition.  Prior to founding Golf Academies, Mr. Porter was a member of the British PGA, an eight-year touring pro (Europe, Africa, US) and golf course owner.

Russell R. Lee III, Chief Financial Officer.  Mr. Lee was hired as the Company’s Chief Financial Officer in October 2008.  Mr. Lee, who holds a Bachelor Degree of Business Administration in Accounting from the University of Toledo, is a Certified Public Accountant licensed in Florida and Ohio, and has more than thirty (30) years experience in business and finance.  Prior to joining GPS Industries, Inc., Mr. Lee was with Teltronics, Inc., a publicly traded manufacturer of telecommunications equipment.  Mr. Lee joined Teltronics in 2004 and served most recently as its Vice President of Finance and Chief Financial Officer.  Prior to joining Teltronics, Mr. Lee served as Chief Financial Officer of SinoFresh HealthCare, Inc., a publicly traded developer and marketer of antiseptic solutions for respiratory problems and as Executive Vice President of Finance for Esprix Technologies, LLP, a privately held international fine and specialty chemical company supplier.  From 1990 to 1998, Mr. Lee served as Corporate Controller and then Treasurer/Chief Financial Officer of Gencor Industries, Inc., a publicly held, international manufacturer of processing equipment.  Mr. Lee subsequently served on the Board of Directors of Gencor from 2004 through 2008.  Prior to his private industry experience, Mr. Lee was a Senior Audit Manager in the Ernst & Young organization in both Ohio and Florida.

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

Audit Committee

Since the reorganization of the Board of Directors in June 2008 there have been no committees established.  The outside directors have assumed the responsibilities that were assigned to the Audit Committee by the Board in January 2005.  These responsibilities include meeting periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls and the review of related  party transactions for potential conflicts of interest.

The Board of Directors does not currently have a member designated as the "financial expert," as defined under Item 401(h)(2) of Regulation S-K of the Securities Act of 1933, of the Audit Committee. In addition, none of the directors are “independent” as defined under Item 407(a)(1) of Regulation S-K of the Securities Act of 1933.

Special Management Provisions

The holders of our Series B convertible Preferred shares have the right to appoint three persons to serve as “Preferred Directors” under the Series B Shares Certificate of Designation.  At December 31, 2008, all of the outside directors serve as the Preferred Directors.

Code of Ethics

Our Board of Directors has adopted a business code of ethics for directors and officers and has also adopted an Insider Trading Policy. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, 1358 Fruitville Road, Suite 210, Sarasota, FL 34236.

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

In part as a result of the changes in management and the corporate restructuring undertaken in 2008, it is our understanding that several Reporting Persons failed to timely file all applicable Section 16 filing requirements, but all have subsequently filed the required filings.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table summarizes compensation paid or earned by our Chief Executive Officer, Chief Financial Officer and the other most highly compensated executive officer (the "Named Executive Officer") whose annual compensation exceeded $100,000 as of December 31, 2008.
Name and Principal Position	Year	Salary ($)[8]	Option Awards ($) [6]	All Other Compensation ($) [7,8]	Total ($)
David Chessler, Chief Executive Officer[1]	2008	65,000	72,345	9,849	147,194

Douglas J. Wood, Interim Chief Executive Officer [2]	2007

Robert C. Silzer, Sr., Former Chief Executive Officer and President [3,8]	2008	187,357	138,517	3,612	329,486
	2007	291,568	-	3,190	294,758
	2006	208,419	929,796	15,841	1,154,056

Joe Miller, Former Chief Financial Officer[4,8]	2008	85,322	-	10,922	96,244
	2007	70,174	-	8,283	78,457

Russell R. Lee III, Chief Financial Officer[5]	2008	43,039	-	1,220	44,259

Alex Doaga, Senior Vice President & CTO[8]	2008	130,583	-	3,577	134,160
	2007	150,334	-	3,190	153,524

[1]	On June 16, 2008, David Chessler was appointed by the Company’s Board of Directors as Chief Executive Officer.

[2]
On November 29, 2007, Douglas J. Wood was appointed by the Company’s Board of Directors as Interim Chief Executive Officer and Chairman of the Board. Mr. Wood was not compensated by the Company for this role.  On March 27, 2008 Mr. Wood passed away.

[3]	On November 29, 2007, Robert Silzer, Sr. resigned as a director, Chairman of the Board and Chief Executive Officer

[4]	Effective August 31, 2008, Joe Miller resigned as Chief Financial Officer.

[5]	On September 30, 2008,Russell R.Lee III was appointed by the Company’s Board of Directors as Chief Financial Officer.

[6]
This column represents the dollar amount recognized for financial statement reporting purposes of the fair value of stock options granted to the named executive, in 2008 as well as prior fiscal years, in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumption with respect to the grants, refer to our Note 12of our financial statements in this Annual Report.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.

[7]	Amounts primarily represent medical insurance premiums and payments for automobile and electronic communication device expenses.

[8]
Certain executive officers were paid in Canadian dollars as these officers live in British Columbia, Canada, amounts are converted to US Dollars based on the conversion rates in effect on December 31st of the respective year shown.

Stock Option Grants

The following table sets forth information as of December 31, 2008 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2008

Option Awards

Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Chessler[1], Chief Executive Officer	3,500,000	[1]	0	0	$0.031	12/10/10
	500,000	[1]			0.31	6/30/11
				56,000,000	0.031 – 0.061	6/30/11 – 12/31/2011

Robert C. Silzer, Sr., Former Chief Executive Officer	15,000,000	[2]			0.074	12/18/2011
	20,000,000	[3]			0.060	11/29/2011

Alex Doaga, Senior Executive Vice President & CTO	1,250,000				0.050	12/25/2009
	1,000,000				$0.060	5/31/2011

1           Vested upon grant, June 12, 2008.

2           Vested upon grant, December 19, 2006.

3           Vested on November 20, 2008 as part of the mutual release agreement discussed below.

Compensation of Directors

During the fiscal years ended December 31, 2007 and 2008, we did not pay any of our directors any compensation (neither cash nor stock options) for serving on the Board of Directors.

Employment Agreements and Severance Agreements

Robert C. Silzer, Sr.  On December 19, 2006, we entered into an employment agreement with Robert C. Silzer, Sr.  Mr. Silzer was our Chief Executive Officer from 1996 until November 29, 2007 when Mr. Silzer resigned as a director, Chairman of the Board and Chief Executive Officer of the Company. Mr. Silzer agreed to continue to be employed by the Company in the capacity of Advisor to the Company’s Chief Executive Officer. Pursuant to his resignation Mr. Silzer signed a new employment agreement, which commenced on November 29, 2007, and replaces in its entirety Mr. Silzer’s prior employment agreement with the Company. Term of employment is through December 31, 2009 and stipulates a minimum salary of US$ 159,250 in 2008 and $75,000 in 2009 subject to discontinuance pursuant to Special Projects Agreement between Mr. Silzer and the Company.   The Company also granted Mr. Silzer four year options to purchase on a cashless exercise basis up to 20,000,000 shares of the Company’s common Stock at an exercise price of $0.06 per share, such options to vest if certain performance milestones are achieved as set out in the Special Projects Agreement.

On November 20, 2008, the Company and Mr. Silzer entered into a mutual release agreement whereby each party released the other from all matters including,  in Mr. Silzer’s case,  the remainder of his November 29, 2007 employment agreement except for the four-year option to purchase 20,000,000 shares of the Company’s Common stock.  As part of the release, Mr. Silzer and the Company entered into an assignment agreement of a certain business initiative known as Fire at the Flag (“FAF”), which is an initiative to partner with golf courses to place hole-in-one contests on golf courses worldwide, with the exception of three courses in Europe.  The Assignment provides the Company with a royalty based on FAF revenue.

David Chessler.  On June 16, 2008, the Company entered into an Employment Agreement with David Chessler pursuant to which the Company employed Mr. Chessler as its Chief Executive Officer for a term commencing June 16, 2008 and expiring on December 31, 2011.  Under the Employment Agreement, Mr. Chessler is entitled to a base salary of $120,000 through 2009, $126,000 for 2010 and $132,000 for 2011.  For each annual period, beginning January 1, 2009, Mr. Chessler is entitled to a bonus equal to 50% of his base salary if at least half of the performance criteria set forth in the Employment Agreement for that particular year had been achieved.  Mr. Chessler is also granted options to purchase an aggregate of 60,000,000 shares of the Company’s common stock, divided into 39 tranches.  Tranches 1-15 have a term of 30 months and Tranches 16-39 have a term of 24 months from the date of vesting.  With the exception of Tranches 1 and 2 (both of which vested on June 18, 2008), the options do not vest until the satisfaction of certain performance criteria have been achieved.

The Company may terminate Mr. Chessler’s employment at any time with or without cause.  If the Company terminates Mr. Chessler’s employment without cause, or Mr. Chessler terminates his employment under circumstances constituting “good reason,” Mr. Chessler will be entitled to the less of either a continuation of base salary for the remaining period or the term of twelve months base salary in each case at the rate in effect as of the termination date. “Good reason” includes, among other things, a change of control of the Company’s assets, any diminution of the performance criteria used to determine Mr. Chessler’s bonus opportunity, or any reduction of Mr. Chessler’s base salary without his consent.

Alex Doaga. We entered into an employment agreement with Alex Doaga, our current Senior Vice President, on September 1, 2002 for a five-year term, which was renegotiated after December 31, 2003. The agreement called for an annual salary of $80,000. This agreement was subsequently renegotiated and in 2004 Mr. Doaga earned a base salary of Cdn$140,000 per year. In January, 2005 a commitment was made to Doaga to increase this base salary to Cdn$151,000 per year effective January 1, 2005, plus to provide an annual bonus of up to 25% of his base salary, and stock options. In December 2005 Mr. Doaga was granted options to purchase 1,250,000 shares of common stock at a price of $0.05 per share. On January 1, 2006 Mr. Doaga's salary was increased to Cdn$160,000. In June, 2006 Mr. Doaga was granted options to purchase 1,000,000 shares of common stock at a price of $0.06 per share.

Stock Option Plan

We have adopted the 2000 Stock Option Plan (2000 Option Plan). Under the 2000 Stock Option Plan we are authorized to issue a total of 10,000,000 shares as either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options to our officers, directors, employees, consultants and others performing services for us. The 2000 Option Plan is administered by our Board of Directors (or by our Compensation Committee, if the Board elects to delegate these responsibilities). The Compensation Committee/Board of Directors designates the optionees, number of options, exercise prices, dates of grant, exercise period and other terms and conditions.

The purchase price to be paid upon exercise of each incentive stock option granted pursuant to the 2000 Option Plan shall be no less than the fair market value of the Common Stock on the date the option is granted, or 110% of such fair market value in the case of any optionee holding in excess of 10% of the combined voting power of all classes of our capital stock as of the date of grant. Provided that our Common Stock is publicly traded on an exchange or on an over the counter market, the fair market value will equal to the closing price of our Common Stock on such exchange or market on the date of grant (or on the last date preceding such date on which a sale was reported). The purchase price and method of exercise of each nonqualified option granted to officers and other key employees shall be determined by the Compensation Committee/Board of Directors. The purchase price is payable in full by cash, check, and if approved by the Compensation Committee/Board of Directors, by the surrender of shares of our Common Stock having a market value equal to the option price of the shares to be purchased, or by any other manner of cashless exercises permitted by law.

Options granted under the 2000 Option Plan become exercisable and shall expire on such dates as determined by the Compensation Committee/Board of Directors, provided, however, that no term may exceed ten years from the date of grant, or five years from the date of grant in the case of any optionee holding more than 10 percent of the combined voting power of all classes of our capital stock as of the date of grant. After options become exercisable they may be exercised at any time or from time to time as to any part thereof. The Compensation Committee/Board of Directors may, at any time after grant of the option and from time to time increase the number of shares purchasable in any installment, subject to certain limitations.

Options granted under the 2000 Option Plan expire on such date as the Compensation Committee/Board of Directors has determined. Options are not transferable except by will or by the laws of descent and distribution; during the life of the person to whom the option is granted, that person alone may exercise them. All rights to exercise options terminate 90 days from the date a grantee ceases to be an employee for any reason other than termination for cause, death or disability.

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

To date, since we had not established a Compensation Committee, the 2000 Option Plan has been administered by the entire Board. As of December 31, 2008, there were outstanding options under the Option Plan to purchase approximately 8,350,000 shares of our common stock at a weighted- average exercise price of approximately $0.059 per share.

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

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2009 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table under "Executive Compensation" and our directors and (c) by all executive officers and directors of this company as a group. As of March 15, 2009 there were 544,386,703 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

As a result of (i) Shareholder Agreement, dated December 29, 2006, described below (Shareholder Agreement) entered into certain of the principal stockholders these stockholders are deemed to beneficially own significantly more shares than they current own. Accordingly, the parties to these agreements (and their affiliates)appear to beneficially own more shares of common stock than we are authorized to issue or that are currently outstanding. For example, Leisurecorp  Dubai World’s subsidiary, currently owns 2,000,000 Series B shares (which shares are convertible into 327,868,852 shares of common stock) and warrants to purchase up to 81,967,213 shares of common stock. However, because it is a party to the Shareholders Agreement (and therefore is deemed to beneficially own the shares of the other parties to that agreement Leisurecorp  is deemed to beneficially own 574,080,104 shares (even though we currently only have 544,386,703 shares of our common stock issued and outstanding). Further information on the effect of these agreements is provided in the footnotes below and is summarized in the "Supplementary Table on 5% Beneficial Owners"

Unless otherwise indicated, the address for each shareholder listed in the following table is c/o GPS Industries, Inc., 1358 Fruitville road, Suite 210, Sarasota, Fl 34236. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Total Common Stock
5% Beneficial Owners

Gregory John Norman	588,090,417	51.70	[1]
501 North A1A, Jupiter
Florida, 33477

Great White Shark Enterprises, Inc	739,381,432	64.19	[2]
501 North A1A, Jupiter
Florida, 33477

Istithmar PJSC	574,080,104	50.47	[3]
P.O. Box 17000,
Dubai, UAE

Mulligan Ventures, Inc.	166,673,498	28.34	[4]
(FKA Uplink Corporation)
4908 Bull Mountain Cove
Austin, TX 78746

Tulip Business Developers, Ltd BVI Co	270,240,615	47.96	[5]
P.O. Box 73147
Duabi, UAE

D. Wood Holdings, LLC	73,040,547	11.67	[6]

Robert C. Silzer, Sr.	56,740,158	9.43	[7]

Directors and Officers

David Chessler	5,200,000	0.92	[8]

Benjamin E. Porter	3,905,000	0.69	[9]

Russell R. Lee III	0	0.00

Alex Doaga	3,336,000	0.59	[10]

Tony Sole	0	0.00

Bart Collins	100,000	0.02	[11]

Declan Hogan	0	0.00

Total Directors and Officers as a Group (7 persons)	12,541,000	2.22

[1]
Consists of (i) 13,745,441 shares of Common Stock held in the name of the Greg Norman Intangible Trust 12/01/2004, (ii) 254,872 shares of Common Stock held in the name of the Greg Norman Intangible Trust 12/01/2005,  and (iii) 164,244,038 shares beneficially owned by GWSE (see, footnote (2) below). Greg Norman is the principal and sole beneficiary of the Greg Norman Intangible Trust 12/01/2004, which owns all of the issued and outstanding capital stock of GWSE. Mr. Norman also is the sole Director and Chief Executive Officer of GWSE. In addition, GWSE is a party to a Shareholder Agreement, dated December 29, 2006, with Leisurecorp and certain other parties (Shareholder Agreement). Under the Shareholder Agreement, GWSE and Leisurecorp have agreed to vote their Series B Shares in favor of the election to the GPSI Board of Directors of two designees of Leisurecorp and one designee of GWSE. See, "Description of Capital Stock—Shareholder Agreement." Accordingly, GWSE is deemed to have shared voting power with respect to the 409,836,066 shares of Common Stock beneficially owned by Leisurecorp.

[2]
Consists of (i) 824,089 Series B Shares (convertible into 135,096,557 shares of Common Stock), and (ii) warrants to purchase up to 43,491,743 shares of Common Stock, and (iii) the right, exercisable until May 8, 2012, to purchase additional Series B Shares and warrants that collectively are convertible/exercisable for an additional 150,957,065 shares of Common Stock. In addition, as a result of the voting agreement under the Shareholder Agreement, GWSE is deemed to have shared voting power with respect to the 409,836,066 shares of Common Stock beneficially owned by Leisurecorp.

[3]
Consists of the following securities registered in the name of, or otherwise owned by Leisurecorp: (i) 2,000,000 Series B Shares (convertible into 327,868,852 shares of Common Stock), and (ii) warrants to purchase up to 81,967,213 shares of Common Stock. In addition, as a result of the voting agreement under the Shareholder Agreement, Leisurecorp is deemed to have shared voting power with respect to the 135,096,557 shares of Common Stock issuable to GWSE upon the conversion of the 824,089 Preferred Shares owned by GWSE and warrants that are convertible/ for an additional 29,147,481 shares of Common Stock. Leisurecorp is a direct wholly owned subsidiary of Istithmar PJSC. By virtue of its relationship with Leisurecorp, Istithmar has the power to cause Leisurecorp to vote, or to dispose of, certain securities which Leisurecorp beneficially owns. Accordingly, Istithmar may be deemed, under Rule 13d-3 under the Exchange Act, to beneficially own 574,080,104 shares of Common Stock beneficially owned by Leisurecorp.

[4]
Consists of (i) 142,083,334 shares of Common Stock (ii) 120,000 Series B Shares (convertible into 19,672,131 shares of Common Stock), and (iii) warrants to purchase up to 4,918,033 shares of Common Stock.

[5]
Consists of  the right, exercisable until June 12, 2011, to purchase additional Series B Shares and warrants that collectively are convertible/exercisable for an additional 150,957,065 shares of Common Stock .  Also includes 57,377,050 shares subject Purchase Option Agreement, dated June 12, 2008, between the Tulip Group, Leisurecorp, and GWSE, where Leisurecorp and GWSE have granted the Tulip Group the Option to Purchase, as defined, Series B Preferred Stock and Warrants totaling 57,377,050 shares.

[6]	Consists of 10,898,470 shares of Common Stock, warrants to purchase 12,961,749 shares and 300,000 series B Shares (convertible into 49,180,328 shares of Common Stock).

[7]	Consists of 18,666,388 shares of Common Stock, warrants to purchase 3,073,770 shares and 35,000,000 shares subject to Common Stock purchase options.

[8]
Consists of  1,200,000 shares of Common Stock and 4,000,000  shares subject to Common Stock purchase options. Does not include 56,000,000 shares potentially subject to Common Stock purchase options but not yet vested.

[9]	Consists of 529,000 shares of Common Stock and 3,376,000 shares of Common stock owned by spouse.

[10]	Consists of 1,086,000 shares of Common Stock and 2,250,000 shares subject to Common Stock purchase options.

[11]	Consists of 100,000 shares of Common Stock and does not include the shares owned by GWSE, of which Mr. Collins is the President.

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

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Total Common Stock
5% Beneficial Owners

Gregory John Norman	178,254,351	(1)	24.49%
501 North A1A, Jupiter
Florida, 33477

Great White Shark Enterprises, Inc	329,545,366		36.90%
501 North A1A, Jupiter
Florida, 33477

Istithmar PJSC	409,836,066		42.11%
P.O. Box 17000,
Dubai, UAE

Mulligan Ventures, Inc.	166,673,498		29.29%
(FKA Uplink Corporation)
4908 Bull Mountain Cove
Austin, TX 78746
	212,863,565		27.42%
Tulip Business Developers, Ltd BVI Co
P.O. Box 73147
Duabi, UAE

Robert C. Silzer, Sr.	56,740,158		9.43%

D. Wood Holdings, LLC.	73,040,547		11.67%

(1)These shares include shares owned by Mr. Norman and all of the 164,244,038 shares owned by Great White Shark Enterprises, Inc.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2007.

In connection with the December 2006 purchase of Series B shares by GWSE and Leisurecorp the Company agreed to grant them each a right, exercisable until the end of April 2007, to increase their investment, or make an additional investment in the Series B shares and warrants on the same terms as the securities sold to them on December 29, 2006. GWSE and Leisurecorp exercised the foregoing option in April 2007 to purchase 1,250,000 Series B shares and warrants to purchase up to 51,229,508 shares of Common stock for a total purchase price of $12,500,000. Leisurecorp purchased its Series B Shares and warrants by delivering a $10,000,000 interest-free promissory note that was paid in full with three installments during 2007.   GWSE purchased its Series B shares and warrants in exchange for $1,500,000 in cash and the cancellation of $1,000,000 of outstanding indebtedness the Company owed to GWSE.

During 2007, the Company entered into a contract with Leisurecorp to design, supply, deliver and install a Wi-Fi network and GPS management system for a golf estates project in Dubai. In June 2008, the Company and Leisurecorp expanded this contract whereby it has agreed to deliver four separate and distinct solutions to the customer, a utilities management application, an asset tracking solution, an amenities management system and an eCommunity Management system at an aggregate value of approximately $7,000,000. The total consideration for this transaction was established and agreed to by the related parties; however, it is believed to be substantially similar in pricing to that which would have been agreed to by independent parties. For the period ending December 31,2007, the Company has recognized $384,000 in revenue for completion and delivery of the first milestone in the contract.  During 2008, the Company received deposits from Leisurecorp aggregating $2,144,000 and recognized revenue of $305,000 associated with the completion of a significant milestone under this contract.   At December 31, 2008 $1,839,000 is included in the current portion of deferred revenue related to these advances.

As of March 2009, the Company received $1,580,000 of additional advances under the 2007 Contract.  In March 2009, the Company and Leisurecorp entered into an agreement which terminated in 2007 Contract and released both parties from all obligations.  In addition, the Company agreed to provide two eighty cart GPS system to Leisurecorp in July 2009.  Leisurecorp paid $575,000 in consideration for the transaction, mutual release and the two GPS systems.

During the period ended December 31, 2007, the Company completed another project for Leisurecorp. As a result of the transaction, $301,000 has been recognized as revenue for the period ended December 31, 2007.

For the year ended December 31, 2007, the Company recorded $194,000 in interest expense due to GWSE for purchase order financing provided by GWSE, and for interest on balances owing to GWSE. Additionally the Company has recorded $500,000 in sales commissions due to GWSE, which has been charged to Sales and Marketing expense, pursuant to an endorsement agreement between the two parties dated April 2003. GWSE is a stockholder of the Company and has appointed a member of the Company's Board of Director's. Included in accounts payable and accrued liabilities at December 31, 2008 and 2007 is $1,109,003 due to GWSE.

In February 2008, the Company and Silicon Valley Bank (SVB) entered into a Loan and Security Agreement (SVB) Agreement) pursuant to which the SVB agreed to make available to the Company advances under a revolving line of credit up to $3,000,000. The obligations of the Company under the SVB Agreement are secured in part by, a certificate of deposit in the principal amount of $1,500,000 provided by Hansen, Inc. and $1,500,000 personal guarantee by Douglas Wood, the Company’s interim Chief Executive Officer, member of the board of directors and a stockholder at the time. On March 30, 2008, Douglas Wood passed away.

In May 2008, the Company and SVB entered into an amendment to the SVB Agreement pursuant to which SVB increased the revolving line of credit up to $6,500,000. The obligations of the Company under the amended SVB Agreement are secured in part by certificates of deposit in the principal amount of $3,5000,000 provided by GWSE and $1,500,000 provided by Hansen, Inc.

In January 2009, the Company issued a $3,500,000, 7%, convertible note payable to GWSE and a warrant to purchase up to 14,344,262 shares of the Company’s Common stock at $0.122 per share in exchange for them liquidating the certificate of deposit and applying the proceeds against the SVB loan.

In April 2009, the Company issued a $1,500,000 note payable to Hansen, Inc. in exchange for it liquidating its certificate of deposit and applying the proceeds against the SVB loan.  Simultaneously, the Company issued a $750,000 note payable to the Estate of Douglas Wood in exchange for cash and the Company paid off the remaining $1,500,000 of the SVB loan.  Both of the notes, aggregate $2,250,000, has interest of 4.5% payable monthly and mature in June 2011.

In June 2008, the Company entered into an agreement with Tulip Group Investments Limited (Tulip Group) pursuant to which the Tulip Group loaned to the Company $5,500,000 pursuant to a Non-negotiable 7% Convertible Promissory Note. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued simple interest is payable on June 12, 2011.  At any time prior to maturity, the Tulip Group has the right to convert all or a portion of the Note into shares of a newly created Series C Preferred Stock at a conversion price of $10.00 per share and shares of Common Stock at a conversion rate of $0.031 per share. The Series C Preferred Stock has a liquidation preference of $10.00 per share and will participate on a parity basis with the holders of the Series B Preferred Stock with respect to liquidation. Upon conversion, the holders of the Series C Preferred Stock have limited and specified voting rights and a conditional right to elect one director. Upon conversion of the Note, the Company will issue to the Tulip Group a warrant granting the Tulip Group the right to purchase up to 22,540,983 shares of Common Stock at a price of $0.122 per share. As part of the transaction, the Tulip Group entered into a Purchase Option Agreement with Leisurecorp LLC and GWSE, together whom have appointed three members of the Company's Board of Directors, pursuant to which the Tulip Group was granted the exclusive right and option to purchase shares of the Company’s Common Series B Preferred Stock and warrants to purchase shares of Common Stock from Leisurecorp and GWSE.Stock.

In November 2008, the Company and Green Tulip Enterprises, Ltd (GTE) entered into a loan agreement, which provides GTE will advance the Company up to $3,600,000 in monthly installments of $100,000.  GTE is not obligated to advance any funds. However, those funds that are advanced are convertible into shares, at $10.00 per share, of the Company’s Series C Preferred stock and into shares, at $0.031 per share, of the Company’s Common stock. At December 31, 2008 $400,000 had been drawn under their agreement.

In November 2008, the Company issued a 3 year promissory note in the amount of $2,337,000 to Estate of Doug Wood for the settlement of current amounts due to the Estate that are included in current liabilities in the Company’s balance sheet at September 30, 2008. The Note bears interest on a non-compounded basis at the rate of 7%. The principal amount and accrued unpaid interest is payable on June 12, 2011.

In November 2008, the Company entered into Master Purchase Agreement (Purchase Agreement) with Green Tulip, Inc. (GTI) and Green Tulip Enterprises Ltd. (GTE) pursuant to which the Company has the right to request that GTI and/or GTE purchase equipment of the Company relating to GPS devices for use on golf courses. Any purchase will be pursuant to a purchase supplement, which will cover the terms and conditions of any purchase. GTI and/or GTE will lease the purchased equipment to golf courses. The Purchase Agreement provides for a maintenance agreement between the Company and the prospective lessee. Pursuant to the Purchase Agreement, the Company, until the earlier of the third anniversary of the Purchase Agreement or the execution of at least 100 purchase supplements, has granted to GTI and GTE the first right to provide lease financing services with respect to the Company’s equipment.

In the twelve months ended December 31, 2008, the Company entered into several transactions with GPSI Asia, Ltd., a company which GPS Industries owns 17.5%. The total consideration for these transactions were established and agreed to by the related parties; however, it is believed that they are substantially similar in pricing to that which would have been agreed to by independent third parties. The Company paid GPSI Asia $140,000 for consulting services performed during the period. These expenses have been recorded in operating expenses. The Company has recorded GPS system sales revenue in the amount of $300,000 for GPS systems sold and delivered to GPSI Asia during 2008. These GPS system sales were done under terms of a Master Supply Agreement between the Company and GPSI Asia, Ltd. In addition, the Company recorded $47,000 in commission expense and $46,000 in installation expense for work performed by GPSI Asia. The Company also prepaid, to GPSI Asia, $78,000 for installation services performed in China, which is recorded in prepaid expenses and other current assets in the Company’s balance sheet at December 31, 2008. Included in accounts payable and accrued liabilities at December 31, 2008 is $10,000 due to GPSI Asia.

In 2008, the Company was charged $820,000, primarily for the cost of the interim management company paid by Leisurecorp on behalf of the Company and $211,000 for legal costs incurred by GWSE in connection with the June 2008 financing.  At December 31, 2008 the $820,000 owed to Leisurecorp, along with $1,200,000 which is payable to GWSE, is included in accounts payable.

We also have a registration rights agreement and a shareholder agreement with GWSE, Leisurecorp, and two of our former Chief Executive Officers.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prior to December 2008,  Sherb & Co. was our independent registered certified public accounting firm; however, effective December 2008, Sherb & Co. was terminated as our independent accountant.  The Company subsequently engaged Moore Stephens Lovelace, P.A. in December 2008 as the Company’s independent registered public accountant.  Item 15 includes the principal accounting fees and services for both Sherb & Co. and Moore Stephens Lovelace, P.A.

Sherb & Co.

The following table summarizes the aggregate fees billed to the Company by Sherb & co for professional Services.

	2008	2007

Audit Fees [1]	$118,000	$110,000
Audit Related Fees [1]	27,000	10,000
Tax Fees [1]	17,000	15,000

Total	$162,000	$135,000

1 Audit and Audit Related Fees.

Fees for audit services billed in 2008 and 2007 consisted of:

• audit of the Company’s annual financial statements for and 2007.

· reviews of the Company’s quarterly financial statements for 2006, 2007 and 2008.

2 Tax Fees.

Fees for tax services billed in 2008 and 2007 consisted of:

• Tax consultation services for 2007.

• United States Tax Returns for 2007.

Moore Stephens Lovelace

Moore Stephens Lovelace were engaged in December 2008 and have served as our independent public accountants for this Annual Report on Form 10-K for year ended December 31, 2008.  The following table summarized the aggregate fees billed to the Company by Moore Stephens Lovelace for professional services performed in 2008:

2008

Audit Fees [1]	$$25,000

1         Audit Fees.

Fees for audit services billed in 2008 consisted of the initial deposit for the audit of the Company’s annual financial statements for 2008.

All audit related services, tax services and other services rendered by our independent accountants were pre-approved by our Board of Directors.  The Board has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by the Principal Accountant.  The policy authorizes the Board to delegate to one or more of its members pre-approval authority with respect to permitted services.  Pursuant to this policy, the Board delegated such authority to the Chairman.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services.  The independent auditor and management are required to periodically report to the Board regarding the extent of services provided of the non-audit services listed above is compatible with maintaining the independence of the Principal Accountant.

ITEM 15. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation as filed with the Nevada Secretary of State on December 12, 1995 (1)
3.2	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 3, 2000 (2)
3.3	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on January 20, 2000 (2)
3.4	Certificate of Amendment to Articles of Incorporation (8)
3.5	Bylaws (1)
3.6	Amendments to Bylaws (5)
3.7	Amendment to Bylaws (7)
4.1	Stock Purchase Warrant, dated January 18, 2008 (5)
4.1	GWSE Warrant (14)
4.2	Registration Rights Agreement, dated January 18, 2008 (5)
10.1	Loan & Security Agreement Silicon Valley, dated as of , 2008 (3)
10.1	Amendment to Loan and Security Agreement between Silicon Valley Bank and GPS Industries, Inc. (12)
10.1	Employment Agreement dated as of June 16, 2008 between the Company and David Chessler. (13)
10.1	Loan Agreement (14)
10.2	Guaranty Agreement, dated as of February 26, 2008 (3)
10.2	Facility Fee Agreement between GPS Industries, Inc. and Great White Shark Enterprises, LLC. (12)
10.2	Agreement dated as of June 12, 2008 between the Company and Tulip. (13)
10.2	Convertible Note in the principal amount of $5,500,000 in favor of Tulip. (13)
10.2	GTL Note (14)
10.3	Employment Agreement Golf Academies & Ben Porter, dated as of June 1, 2007 (3)
10.3	GWSE Note (14)
10.4	Employment Agreement Golf Academies & Phil Lewin, dated as of June 1, 2005 (3)
10.4	Master Equipment Purchase Agreement with GTL. (14)
10.5	Intellectual Property Security Agreement dated September 20, 2005 by and between the Company and Secured Party named therein (3)
10.5	Master Equipment Purchase Agreement with GTI. (14)
10.6	Form of Callable Secured Convertible Note (3)
10.6	Remarketing Agreement with GTI. (14)
10.7	Form of Warrant issued in connection with the Callable Secured Convertible Notes (3)
10.7	Remarketing Agreement with GTI (14)
10.8	First Amendment to Stock Purchase Agreement, dated as of May 28, 2005 by and among Optimal Golf Solutions, Inc., Darryl Cornish, Charles Houston, and the Company (9)
10.9	Securities Purchase Agreement, dated November 13, 2006, by and among GPS Industries, Inc. and the purchasers named therein (5)
10.10	Form of Registration Rights Agreement, dated December 29, 2006, between the Company, Great White Shark Enterprises, Inc., Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas Wood (5)
10.11	Form of Promissory Notes to be issued to Great White Shark Enterprises, Inc. and Leisurecorp LLC (5)
10.12
Agreement, dated November 8, 2006, by and among GPS Industries, Inc. and the note purchasers set forth on the signature page thereof regarding the repayment of the Callable Secured Convertible Notes (5)

10.13	Settlement Agreement dated October 26, 2006 among GPS Industries, ProLink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited (6)
10.14	Shareholder Agreement, dated December 29, 2006, between the Company, with Great White Shark Enterprises, Inc., Leisurecorp LLC, Robert C. Silzer, Sr. and Douglas Wood (7)
10.15	Second Amendment to Stock Purchase Agreement dated as of December 8, 2006 by and among the Company, the Sellers an Optimal Golf Solutions, Inc. (4)
10.16	Employment Agreement, dated December 19, 2006, between GPS Industries, Inc. and Robert C. Silzer, Sr.**
10.17	Patent License Agreement, dated January 12, 2009, between GPS Industries, Inc. and Golfview Investors, LLC. **
10.18	Office Lease, dated September 1, 2008, by and between Jordyn Holdings III, LLC and GPS Industries, Inc.**
10.19	Replacement Patent License Agreement, dated December 31, 2008. between GPS Industries, Inc. and Optimal IP Holdings, LP.**
10.20	Settlement Agreement, dated December 31, 2008, by GPS Industries, Inc. and Optimal IP Holdings, LP.**
10.21	Termination, Release and GPS Cart Systems Agreement, dated March 26, 2009, between Leisurecorp, LLC and GPS Industries, Inc.**
10.22	Promissory Note, dated April 2, 2009, between GPS Industries, Inc. and Hansen, Inc.**
10.23	Promissory Note, dated April 2, 2009, by D Wood Holdings, LLC**
10.24	Mutual Release, dated November 30, 2008, between Robert C. Silzer, Sr., GPS Industries, Inc., Greg Norman, Great White Shark Enterprises, Inc., Bart Collins, Leisurecorp, LLC and David Spencer.**
10.25	Fire at the Flag Assignment Agreement, dated November 20, 2008, between Robert C. Silzer, Sr, Dream Shot, Inc. and GPS Industries, Inc.**

10.26	Agreement, dated February 3, 2009, between David L. Chessler, DC Leasing and GPS Industries, Inc.**
16.1	Letter from Sherb & Co., LLP to the Securities and Exchange Commission dated December 11, 2008 (15)
21.1	Subsidiaries of GPS Industries, Inc. (9)
21.2	Subsidiaries of GPS Industries, Inc. **
23.1	Consent of Sherb & Co.**
23.2	Consent of Moore Stephens Lovelace, PA.**
31.1	Certification of the Registrant's Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Registrant's Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Registrant's Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Registrant's Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Financial Statements – Uplink Corporation year ended Jun 30, 2006 & 2005 Report of Independent Auditors
99.1	GPS Industries, Inc. press release, dated June 19, 2008. (13)
EX-1	Joint Filing Agreement – Rule 13d-1 under the Securities Exchange Act of 1934 - Alan Rogers & David Spencer (10)
EX-7	Promissory Note - Leisure Corp, dated November 13, 2006
EX-1	Joint Filing Agreement - Security Exchange Act of 1934 Statement on Schedule 13d – GWSE
99.6	Promissory Note - GWSE, date November 13, 2006

* Indicates a management contract or compensatory plan or arrangement.
** Filed with this Annual Report on Form 10-K.

(1)	Previously filed by us on June 4, 1999 as an exhibit to our Registration Statement on Form 10SB12G and incorporated herein by reference.
(2)	Previously filed by us on April 14, 2000 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(3)	Previously filed by us on March 6, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on December 15, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on January 18,2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(6)	Previously filed by us on November 1, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(7)	Previously filed by us on January 8, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(8)	Previously filed by us on December 12, 2006 as an appendix to our proxy statement.
(9)	Previously filed by us on October 21, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(10)	Previously filed by us on January 8, 2007 Promissory Note Leisure Corp.
(11)	Previously filed by us on January 17, 2007 Promissory Note GWSE
(12)	Previously filed by us on May 2, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(13)	Previously filed by us on June 16, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on November 18, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(15)	Previously filed by us on December 11, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPS INDUSTRIES, INC.

Date: April 14, 2009	By:	/s/ David Chessler
Name: David Chessler
Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Chessler	Chief Executive Officer	April 14, 2009
David Chessler	(Principal Executive Officer)

/s/ Russell R. Lee III	Chief Financial Officer	April 14, 2009
Russell R. Lee III	(Principal Accounting Officer)

/s/ Bart Collins	Director	April 14, 2009
Bart Collins

/s/ Declan Hogan	Director	April 14, 2009
Declan Hogan

/s/ Tony Sole	Director	April 14, 2009
Tony Sole