Form 10-Q
period 2009-03-31
GPS INDUSTRIES, INC.
filed 2009-05-18
CIK 29233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ______________ to______________

Commission file number 000-30104

GPS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350120
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

1358 Fruitville Road, Suite 210, Sarasota, Florida 34236
(Address of principal executive offices) (Zip Code)

(941) 364-8180
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Smaller reporting company ☒
Non-accelerated Filer (Do not check if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes                 ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Class A common stock, $.001 par value	590,832,986 shares

GPS INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties and are also subject to change based on various factors, many of which are beyond our control.  Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2008: (a) “Risk Factors” in Part I, Item 1A and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this report to the “Company,” “GPSI,” “we,” “us,” or “our,” or similar words are to GPS Industries, Inc. and its subsidiaries.

Part I. Financial Information

Item I. Financial Statements Condensed

GPS INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS	(In thousands, expect per share amounts)

Current Assets:
Cash	$1,278	$1,823
Accounts receivable, net	537	692
Inventories, net	4,738	4,311
Prepaid expenses and other current assets	271	312
Total current assets	6,824	7,138

Property and equipment, net	943	978
Third party leases with recourse, net	461	492
Intangible assets, principally patents	2,669	2,831
Other assets, including deposits of $847 and $862 in 2009 and 2008	1,109	1,131
Total assets	$12,006	$12,570
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes payable	$1,300	$1,352
Current maturities of long-term debt	3,315	6,818
Customer deposits	5,907	3,534
Accounts payable	5,659	5,522
Accrued liabilities	7,829	8,315
Total current liabilities	24,010	25,541

Long-term debt, net of current maturities	11,258	7,405
Other accrued liabilities, net of current maturities	1,781	1,830
Total liabilities	37,049	34,776
SHAREHOLDERS’ DEFICIT
Series B convertible preferred stock, $10 par value, 4,000,000 authorized, 3,244,089 issued and outstanding	32,441	32,441
Class A common stock, $.001 par value, 1,600,000,000 authorized 563,499,653 and 542,499,653 issued and outstanding, respectively	563	543
Accumulated other comprehensive income	722	722
Additional paid-in capital	77,873	77,896
Accumulated deficit	(136,642)	(133,808)
Total shareholders deficit	(25,043)	(22,206)
	$12,006	$12,570

See accompanying notes to these condensed consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
	(In thousands, expect per share amounts, unaudited)
Revenue	$888	$2,267

Cost of goods sold	1,325	2,025

Gross profit (loss)	(437)	242

Selling, general and administrative expenses	1,573	2,155
Engineering and research and development	401	477
Depreciation and amortization	259	553
	2,233	3,185
	(2,670)	(2,943)

Other Income (Expense):
Interest expense and finance costs	(426)	(266)
Gain on foreign exchange	226	241
Gain on settlement of liabilities	31	18
Other Income	6	-
	(163)	(7)

Net loss	$(2,833)	$(2,950)

Loss per common share
- Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
- Basic and diluted	553,088,542	525,809,414

See accompanying notes to these condensed consolidated financial statements

GPS INDUSTRIES INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands, unaudited)
Cash Flow From Operating Activities
Net Loss	$(2,833)	$(2,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	163
Provision for doubtful accounts	67	-
Amortization of convertible debt discount	83	-
Amortization of intangibles	190	605
Amortization of third party lessor recourse guarantees, net	31	31
Issuance of stock for services	79	-
Gain on settlement of liabilities	(31)	(18)
Other	(123)	(525)
Changes in operating assets and liabilities:
Accounts receivable	88	145
Inventories	(427)	(882)
Prepaid expenses and other assets	35	58
Customer deposits	2,374	410
Accounts payable and accrued liabilities	280	1,133
Other accrued liabilities	(338)	(315)
Net Cash Used in Operating Activities	(434)	(2,145)
Cash Flow From Investing Activities
Purchase of property and equipment	(56)	(60)
Cost of acquisition of subsidiaries, net of cash acquired	-	(1,658)
Net Cash Flow Used In Investing Activities	(56)	(1,718)
Cash Flow From Financing Activities
Proceeds from loans	3,500	1,800
Repayments on loans and bank indebtedness	(3,555)	1,424
Net Cash Flow Provided By (Used In) Financing Activities	(55)	3,224

Net Decrease In Cash	(545)	(639)

Cash, Beginning of Period	1,823	1,488
Cash, End of Period	$1,278	$849
Supplemental disclosure of cash flow information:
Cash paid for interest	$79	$253
Non-Cash Investing And Financing Activities:
Common stock issued to settle liabilities	$53	$-
Common stock issued for investments	$-	$8,034
Preferred stock issued for investment	$-	$1,200
Note payable issued for accrued interest	$270	$-

See accompanying notes to these condensed consolidated financial statements

GPS INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's ability to continue as a going concern is subject to substantial doubt due to the Company’s history of losses, limited financial resources and need for additional working capital to implement the Company's business plan.  At March 31, 2009 the Company has a working capital deficit.  The Company requires additional funding in order to repay its debt and to market and distribute its products, exploit the technology underlying its patents, further develop existing and new products, and pay its other existing current liabilities.

In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications were made to the 2008 amounts to conform to the 2009 presentation including a reclassification of certain Uplink amortization from gross margin to selling, general and administrative expenses.  The impact of this reclassification is as follows:

	March 31, 2008
	As Reported	Reclassification	As Restated
Revenue	$2,666	$399	$2,267

Cost of Goods Sold	2,270	245	2,025

Gross profit (loss)	396	154	242

Operating and other expenses	3,346	(154)	3,192

Net Loss	$(2,950)	$-	$(2,950)

For further information, refer to the consolidated financial statements and footnotes thereto included in the GPS Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 – Inventory, Net

Inventory consists of the following:

	March 31,	December 31,
	2009	2008
	($000 omitted)
Inventory Components	$4,172	$3,993

Completed Units	817	1,111
Deferred Installation Costs	2,093	1,551
	7,082	6,655
Less: Inventory Reserve	(2,344)	(2,344)
	$4,738	$4,311

Note 3 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	($000 omitted)
Accrued restructuring costs	$1,238	$1,450
Accrued liability - Optimal acquisition	1,160	1,307
Accrued interest	1,144	887
Accrued professional fees	448	669
Deferred revenue	1,455	1,597
Inventory in transit	661	661
Accrued payroll related	513	521
Accrued warranty costs	364	430
Accrued other	846	793
Total accrued liabilities	$7,829	$8,315

Note 4 – Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	($000 omitted)
EsEstimated recourse liability	$1,334	$1,428
Third-party lease rental agreements	696	747
Other deferred revenue	964	855
Total Other Accrued Liabilities	2,994	3,030
Less: Current portion	(1,213)	(1,200)
Total Long-term Other Accrued Liabilities	$1,781	$1,830

Note 5 - Notes Payable and Long-Term Debt

Notes Payable – Notes payable consists of the following:

	March 31,	December 31,
	2009	2008
	($000 omitted)
12.0% to 18.0% Term notes, payable on demand	$1,244	$1,244

Bank overdraft credit facility, due on demand, interest only payments at 3.75% over the bank’s base rate (7% at December 31, 2008), collateralized by a debenture comprising fixed and floating charges over all the assets and undertakings of GPSI Europe	56	108
	$1,300	$1,352

Long – Term Debt – Long term debt consists of the following:

	March 31,	December 31,
	2009	2008
	($000 omitted)
6% Revolving Line of Credit, retired in April 2009	$3,000	$6,500

7% Promissory Note to related party, principal and interest due in June 2011	3,500	-

7% Non-negotiable Convertible Promissory Note to related party, convertible to Series C Preferred stock, principal and interest due in June 2011, net of unamortized discount of $748,000 and $832,000 in 2009 and 2008 respectively.	4,752	4,668

7% Promissory Note to related party, principal and interest due in June 2011	2,337	2,337

7% Other Secured Promissory Note to related party, due November 2011, convertible to Series C Preferred Stock	400	400

7% Note Payable to related party, payable in four equal quarterly installments through September 30, 2009	100	100

Other notes payable maturing through September 2009 with monthly principal and interest payments of $1,287	7	11

8% Fleet Rental Notes maturing through September 2011, with monthly principal payment ranging from $1,367 to $6,872 over the period	207	207

7% Note Payable due December 2010	270	-
Total Long-term debt	14,573	14,223
Less: Current portion	(3,315)	(6,818)
Long-term debt, net of current maturities	$11,258	$7,405

Note 6- Common Stock

In February 2009, the Company issued 21,000,000 shares of its Class A common stock, at an aggregate value of $298,000, in settlement of certain obligations.

During April, 2009, the Company issued 27,333,333 shares of common stock and a warrant to purchase up to 6,833,333 shares of the Company’s common stock at $0.122 per share in exchange for forgiveness of the $820,000 owed to Leisurecorp, LLC.  This amount had previously been included in current liabilities in the Company’s consolidated balance sheets at March 31, 2009 and December 31, 2008.  The Company expects to record a gain on extinguishment of debt of approximately $400,000.

Note 7- Net Loss per Share

The additional shares arising from the exercise of the stock option and warrant or the conversion of preferred stock have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

Note 8- Restructuring Costs

In 2007 the Company recorded $1,091,000 in restructuring charges for accrued severance benefits resulting from the downsizing of current operations, and an acquisition the Company rescinded in 2007.

During 2008 the Company recorded an accrual of $1,476,000 in restructuring charges which consisted principally of severance benefits resulting from the plan to downsize and realign the ongoing operations adopted by the new management team in 2008.

No additional expenses were charged to these accruals during the three months ended March 31, 2008 and 2009.  The Company paid $237,000 and $212,000 respectively, of these costs during the three months ending March 31, 2008 and 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Results of Operations

Three-months ended March 31, 2009 compared to March 31, 2008

For the three-months ended March 31, 2009, we recorded total revenue of $888,000 compared to $2,267,000 during the same period in 2008. This $1,379,000 decrease was due to a decrease in 18-hole equivalent sales at lower average selling price per 18-hole equivalents.  This decrease in 18-hole equivalent sales was due to certain technical issues with the new Informer HDmax unit which were resolved early in the second quarter.  The vast majority of contracted new installations for 2009 are for the Informer HDmax, therefore revenues from new system sales were significantly diminished.

Cost of goods sold in 2009 is lower than 2008 due to the decrease in new system sales.  Negative gross margin in 2009 is the result of the gross margin generated by the low sales volume being insufficient to cover the fixed cost.

Selling, general and administrative expenses decreased by $582,000 in 2009 to $1,573,000 from $2,155,000 in 2008.  The decrease was primarily a result of the reduction of payroll of $371,000, tradeshows of $139,000, rent of $67,000, and legal of $48,000 offset by higher consulting expenses of $160,000.  The reduction in payroll is attributed to the consolidation of efforts and attrition from moving corporate headquarters to Sarasota, FL from Vancouver, BC.  In 2009, the Company’s decision to reduce the participation level in tradeshows resulted in significant savings.  During 2008, the company vacated two of the previously occupied offices and relocated to less expensive locations in both Austin, TX and Vancouver, BC.  The increase in consulting fees in 2009 is primarily from an agreement between the Company and GPSI Asia during the second half of 2008, in which the Company pays GPSI Asia $20,000 per month, $60,000 for the quarter.  Additionally, an agreement was completed for consulting services, which the Company paid with stock, valued at $65,000 at the time of issuance.

Engineering and research and development expenses for the three-months ending March 31, 2009 decreased by $76,000.  The savings are primarily due to reductions in staff, resulting in $250,000 decrease in payroll expenses during the first three months of 2009 compared to the first three months of 2008.  Related expenses of travel, communications, and general office also decreased by $65,000.  These savings were offset by the reduction of cost recovery recognized by the Company as a result of its arrangement with Club Car.  The Company had entered into an arrangement with Club Car to develop the Guardian product utilizing IQ Link technology.  The agreement provides for the Company to recover $750,000 of development costs during the development phase.  For the three months ended March 31, 2008, the Company had recorded $337,000 in recovery, and for the three months ended March 31, 2009, the Company recorded $112,000 in recovery.  The resulting decrease of $225,000 in recovery reduced the impact of the savings from staff reductions.  The final $25,000 in cost recovery will be recognized in April 2009.

Depreciation and amortization expense is primarily due to the amortization of the Company’s acquired patents, as well as the depreciation of the Company’s property and equipment. Depreciation and amortization decreased from $553,000 to $259,000. The decrease is a result of the final valuation and subsequent impairment assigned to the assets acquired as part of the Uplink and GPSI Europe transactions including certain patents, fixed assets and goodwill. All patents are being amortized over the remaining life of the patents.

In December 2008, the Company’s senior management committed to a restructuring plan involving the downsizing of the Company’s operations.  This plan included a process to terminate employees and reduce office rents.  This restructure plan was begun in January 2009.  For the three months ended March 31, 2009, the Company utilized $212,000 of the $1,368,000 planned restructure accrual.

The Company’s loss before other income (expense) decreased by $273,000; from $2,943,000 in 2008 to $2,670,000 in 2009. The decrease in loss before other income (expense) for 2009 was largely due to efforts to consolidate and reorganize the Company after the acquisition of Uplink in January 2008.

During the period ended March 31, 2009, the company incurred a foreign currency exchange gain of $226,000 compared to a gain of $241,000 in 2008.

Interest expense and finance costs increased from $266,000 in the first three months of 2008 to $426,000 in 2009.  These costs increased primarily due to the increase in the Company’s notes payable, including the $5,500,000 borrowing under a Convertible Promissory Note issued in June 2008 and the $3,500,000 Promissory Note issued in January 2009.

The Company recorded a gain on extinguishment of debt of $31,000 for the three month period ended March 31, 2009 versus a gain of $18,000 in the same period in 2008.

As a result of the above, net loss was $2,833,000 for the three month period ended March 31, 2009 compared to $2,950,000 for the same period in 2008.

Liquidity and Capital Resources

We have incurred losses since our inception and expect to continue to incur losses in the near future.  Our auditors have issued a going concern opinion as a result of the Company’s inability to generate sufficient cash from operations to meet our current obligations.  We need a substantial amount of new funding to meet our cash requirements, including the repayment of debt, for the next 12 months and to fully implement our business plan .We currently are evaluating alternate sources and types of financing. GPSI has undertaken a restructuring of our operations to increase sales and reduce expenses, with the goal of reducing and eventually eliminating our operating losses.  However, there can be no assurance that we will be successful in these efforts or that we will be able to continue as a going concern.

At March 31, 2009 the Company had cash and cash equivalents of $1,278,000 as compared to $1,823,000 as of December 31, 2008.

Net cash used by operating activities for the three month period ended March 31, 2009 was $119,000, as compared to $1,528,000 during the three month ended March 31, 2008.  Net cash used in investing activities was $357,000 in the first three months of 2009 as compared to $814,000 in the same period in 2008.  Net cash used by financing activities was $69,000 for the first quarter of 2009, as compared to net cash provided of $1,703,000 for the same quarter of 2008.

As of March 31, 2009 the Company had a working capital deficiency of $17,186,000 compared to $18,403,000 as of December 31, 2008.

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

Critical Accounting Policies, Estimates and Assumptions

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 2 to our consolidated financial statement included in our Annual Report on form 10-K for the year ended December 31, 2008, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are principally located in the United States and Canada and, to a lesser extent,  the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company’s principal currency exposure against the U.S. dollar is the Canadian dollar.

The Company had no holdings of derivative financial or commodity interest at March 31, 2009.  Substantially all of the Company’s borrowings at March 31, 2009 bear interest at fixed rates.

Item 4T. Controls and Procedures

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

The Company’s annual report for the year ended December 31, 2008 did not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of March 31, 2009:

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
•
Engaged Deloitte Touche, LLP to assist in the assessment, development and implementation of internal controls and business process documentation.  The Company has started to develop a top-down, risk-based approach to SOX compliance that focuses on key controls and high-risk areas.  This effort was suspended during the third quarter of 2008 as the Company focused on the integration of Uplink into the GPS Industries organization.

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

Changes in Internal Controls

The Company has continued to take remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. Since mid - 2008, the remediation efforts were slowed as a result of trying to integrate the operations of the Uplink acquisition and to streamline the resulting organization.  We will continue to work on the elimination of control weaknesses and deficiencies noted.

Part II. Other Information

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company issued the following unregistered securities:

•	On February 12, 2009, the Company issued 3,000,000 shares valued at $38,700 for settlement of trade payables.
•	On February 12, 2009, the Company issued 5,000,000 shares valued at $64,500 for services rendered.
•	On February 13, 2009, the Company issued 12,000,000 shares valued at $180,000 as further payment against the liability for the 2004 purchase of Optimal Golf Solutions, Inc.
•	On February 16, 2009, the Company issued 1,000,000 shares valued at $15,000 in settlement of a separation agreement.

Item 5. Other Information

In April 2009, the Company entered into a Master Purchase Agreement with GPS Golf Investors LLC (GGI), a limited liability company owned or controlled by the Company’s Vice President of Sales and Chief Executive Officer pursuant to which the Company has the right to request that GGI purchase equipment of the Company relating to GPS devices for use on golf courses.  Any purchase will be pursuant to a purchase supplement, which will cover the terms and conditions of any purchase.  GGI will lease the purchased equipment to golf courses.  The Purchase Agreement provides, among other things, that GGI will receive all equipment lease receipts until their investment in purchased equipment is recovered; after which subsequent equipment lease receipts are split with the Company equally.  The Purchase Agreement also provides for a maintenance agreement between the Company and the prospective lessee.

Item 6. Exhibits

(a)	Exhibits

10.27	Master Purchase Agreement, dated April 08, 2009, between GPS Golf Investors LLC and GPS Industries, Inc.

10.28	Warrant, dated April 23, 2009, Leisurecorp, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GPS INDUSTRIES, INC.
May 15, 2009	By:	/s/ David Chessler
David Chessler, Chief Executive Officer (Principal Executive Officer)

May 15, 2009	By:	/s/ Russell R. Lee III
Russell R. Lee, Chief Financial Officer (Principal Financial and Accounting Officer)